Form 10QSB
period 2006-12-31
Bioenergy Inc.
filed 2007-02-14
CIK 1376793

OMB APPROVAL

OMB Number: 3235-0416
Expires: March 31, 2007
Estimated average burden hours per response: .182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2006

❒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to___________

Commission file number 333-138074

BIOENERGY INC.

(Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	20-4907818 (IRS Employer Identification No.)
3702 South Virginia Street, #G12-401, Reno, Nevada 89502 (Address of principal executive offices)
(202) 470 4698 (Issuer’s Telephone Number)
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

Outstanding as of December 31, 2006: 2,500,000 common shares

Transitional Small Business Disclosure Format (Check one): Yes ❒ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended December 31, 2006.

BIOENERGY INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2006

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

NOTES TO THE FINANCIAL STATEMENTS

BIOENERGY INC.

(A Development Stage Company)

BALANCE SHEETS
	December 31, 2006 (Unaudited)	June 30, 2006
ASSETS
Current
Cash	$ -	$ 45,000
Prepaid expenses	-	5,000
Total assets	$ -	$ 50,000
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Accounts payable and accrued liabilities	$ -	$ 4,000
Due to director (Note 3)	2,000	-

Total current liabilities	2,000	4,000

Stockholders' equity
Common stock (Note 4)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
2,500,000 common shares (June 30, 2006 – 2,500,000)	2,500	2,500
Additional paid-in capital	51,500	48,500
Deficit accumulated during the development stage	(56,000)	(5,000)

Total stockholders’ equity (deficit)	(2,000)	46,000

Total liabilities and stockholders’ equity	$ -	$ 50,000

Going concern (Note 1)

The accompanying notes are an integral part of these financial statements

BIOENERGY INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
	Three month period ended December 31, 2006	Six month period ended December 31, 2006	Accumulated from May 8, 2006 (Date of Inception) to December 31, 2006
ADMINISTRATION EXPENSES
Management fees	$ 1,500	$ 3,000	$ 4,000
Professional fees	48,000	48,000	52,000

Net loss	$ (49,500)	$ (51,000)	$ (56,000)

Basic and diluted loss per share	$ (0.02)	$ (0.02)

Weighted average common shares outstanding shares outstanding	2,500,000	2,500,000

The accompanying notes are an integral part of these financial statements

BIOENERGY INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance, May 8, 2006 (Date of Inception)	-	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.02 per share, May 15, 2006	2,500,000	2,500	47,500	-	50,000

Donated services	-	-	1,000	-	1,000

Loss for the period	-	-	-	(5,000)	(5,000)

Balance, June 30,2006 (Audited)	2,500,000	2,500	48,500	(5,000)	46,000

Donated services	-	-	3,000	-	3,000

Loss for the period	-	-	-	(51,000)	(51,000)

Balance, December 31, 2006 (Unaudited)	2,500,000	$ 2,500	$ 51,500	$ (56,000)	$ (2,000)

The accompanying notes are an integral part of these financial statements

BIOENERGY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six month period ended December 31, 2006	Accumulated from May 8, 2006 (Date of Inception) to December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (51,000)	$ (56,000)

Non-cash item: Donated capital	3,000	4,000
Changes in non-cash operating working capital item:
Decrease in prepaid expenses	5,000	-
Decrease in accounts payable and accrued liabilities	(4,000)	-

Net cash used in operations	(47,000)	(52,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to director	2,000	2,000
Issuance of common shares	-	50,000

Net cash provided by financing activities	2,000	52,000

Change in cash during the period	(45,000)	-

Cash, beginning	45,000	-

Cash, ending	$ -	$ -
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

BIOENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
December 31, 2006

1. NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on May 8, 2006. The Company is planning to develop an ethanol refinery system in China. The Company is considered to be a development stage company as it has not generated revenues from operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2006, the Company has not yet achieved profitable operations and has accumulated a deficit of $56,000. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Management believes that the Company will need to raise additional capital to continue its operations. The Company will obtain additional funding by borrowing funds from its directors and officers up to $50,000, or a private placement of common stock.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the initial period ended June 30, 2006 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission ("SEC"). The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with US GAAP and in US dollars.

Development Stage Company

The Company complies with Statements of Financial Accounting Standards ("SFAS") "Development Stage Enterprises" No 7.

Use of Estimates

Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements involves the use of estimates which have been made using judgment. Actual results may vary from these estimates.

BIOENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
December 31, 2006

2. SIGNIFICANT ACOUNTING POLICIES (cont’d…)

Income Taxes

The Company has adopted SFAS No. 109 - "Accounting for Income Taxes" which requires the use of the asset and liability method of accounting of income taxes, which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Foreign Currency Translation

In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the transaction date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

Stock-based Compensation

The Company has adopted SFAS No. 123R "Share Based Payments" since its inception. SFAS No. 123R, replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January　2005, the SEC issued Staff Accounting Bulletin ("SAB")　No.　107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No.　123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost.

The Company has not adopted a stock option plan and has not granted any stock options as at December 31, 2006 and accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS　No.　157, "Fair Value Measures" ("SFAS　No.　157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS　No.　157 does not require

BIOENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
December 31, 2006

2. SIGNIFICANT ACOUNTING POLICIES (cont’d…)

Recent Accounting Pronouncements (cont’d…)

any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS　No.　157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November　15, 2007, which for the Company would be its fiscal year beginning July　1, 2008. The Company is currently evaluating the impact of SFAS　No.　157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.　 SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September　2006, the SEC issued Staff Accounting Bulletin ("SAB")　No.　108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No.　108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No.　108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November　15, 2006. The Company is currently evaluating the impact of adopting SAB No.　108 but does not expect that it will have a material effect on its consolidated financial statements.

3. DUE TO DIRECTOR

Amounts due to director at December 31, 2006 is non-interest bearing, unsecured, with no stated terms of repayment. The fair value of amount due to related party is not determinable as it has no fixed terms of repayment.

4. COMMON STOCK

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

BIOENERGY INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Unaudited)
December 31, 2006

5. INCOME TAXES

At December 31, 2006, the Company has accumulated non-capital loss carry-forwards of approximately $56,000, which are available to reduce taxable income in future taxation years. These losses expire beginning 2026. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance had been provided for this deferred tax asset.

6. RELATED PARTY TRANSACTIONS

The Company recognized donated services, commencing May 1, 2006, to directors of the Company for administrative services and rent of office premises, valued at $500 per month, as follows:

	Three months ended December 31, 2006	Six months ended December 31, 2006	May 8, 2006 (Date of Inception) to December 31, 2006

Donated services	$ 1,500	$ 3,000	$ 4,000

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

RESULTS OF OPERATIONS

Overview – May 8, 2006 (date of inception) to December 31, 2006

From the date of our incorporation on May 8, 2006 to December 31, 2006, we have not generated any revenue. Our operating activities during this period consisted primarily of developing our business plan and developing our ethanol refining system.

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

The management fees incurred by our company during the period from May 8, 2006 to June 30, 2006 were $1,000;

From July 1, 2006 to September 30, 2006

For the period from July 1, 2006 to September 30, 2006 we generated $Nil in revenue. Our operating activities during this period consisted primarily of developing our ethanol refining system.

Total operating expenses for the period from July 1, 2006 to September 30, 2006 were management fees $1,500.

From October 1, 2006 to December 31, 2006

For the period from October 1, 2006 to December 31, 2006 we generated $Nil in revenue. Our operating activities during this period consisted primarily of developing our ethanol refining system.

Total operating expenses for the period from October 1, 2006 to December 31, 2006 were accounting, auditing fees, legal fees $48,000 and management fees $1,500.

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

In our management’s opinion, we need to achieve the following events or milestones in the next twelve months:

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

Furthermore, in our management’s opinion, we can expect to incur the following expenses to fund our plan of operation for the next twelve months:

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

Liquidity and Capital Resources

At December 31, 2006, we had $Nil in cash. We anticipate that our total operating expenses will be approximately $54,000 for the next twelve months. This includes our estimated expenses as follows:

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

In the opinion of our management, we will raise additional capital to continue our operations thereafter. We will obtain additional funding by borrowing from our directors and officers and through a private placement. Our directors and officers have agreed to contribute, prior to seeking financing by private placement, up to $50,000 as loans without interest when the Company requires additional funding. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected.

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

ITEM 3.　　Controls and Procedures

Based on their most recent evaluation, which was completed as of the end of the period covered by this Form 10-QSB, the Company’s chief executive officer and principal financial officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were not any significant changes in the Company’s internal controls and no other facts that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management reviews and assistance from its board of directors in providing short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
3.1*
Articles of Incorporation

3.2*
Bylaws

4.1*
Specimen ordinary share certificate

31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications (contained within this Form 10-QSB)
32.1	Section 1350 Certifications (contained within this Form 10-QSB)

* Incorporated by reference to same exhibit filed with the Company’s Registration Statement on Form SB-2 dated June 26, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2007

BIOENERGY INC.

/s/ "Min Ge"
Min Ge
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the principal Financial and Executive Officer and Principal Accounting Officer
02/14/2007

/s/ "Haiming Zhang" Haiming Zhang Chief Technology Officer and a member of the Board of Directors 02/14/2007
/s/ "Jose Castro" Jose Castro A member of the Board of Directors 02/14/2007

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

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

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

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: February 14, 2007

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

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

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

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: February 14, 2007

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

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

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

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: February 14, 2007

By:	/s/ "Jose Castro" Jose Castro A member of the Board of Directors

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND

CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Min Ge, President, Chief Executive Officer, Chief Financial Officer and Director of Bioenergy Inc. (who also performs as the Principal Financial Officer and Principal Accounting Officer) certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended December 31, 2006, filed with the Securities and Exchange Commission on the date hereof:

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