Form 10QSB/A
period 2006-12-31
Bioenergy Inc.
filed 2007-04-11
CIK 1376793

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

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X.

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 1b-2 of the Exchange Act). Yes X No___ ..

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __No __.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

Outstanding as of December 31, 2006: 2,500,000 common shares

Transitional Small Business Disclosure Format (Check one): Yes ___No X

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

Dated: April 10, 2007

BIOENERGY INC.

/s/ "Min Ge"
Min Ge
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the principal Financial and Executive Officer and Principal Accounting Officer
04/10/2007

/s/ "Haiming Zhang" Haiming Zhang Chief Technology Officer and a member of the Board of Directors 04/10/2007
/s/ "Jose Castro" Jose Castro A member of the Board of Directors 04/10/2007

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

Date: April 10, 2007
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

Date: April 10, 2007
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

Date: April 10, 2007
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