Form 10QSB
period 2007-03-31
Bioenergy Inc.
filed 2007-05-14
CIK 1376793

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2007 Estimated average burden hours per response: .182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorten period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ❒ ..

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 1b-2 of the Exchange Act). Yes ☒ No ❒ ..

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

Outstanding as of March 31, 2007: 2,500,000 common shares

Transitional Small Business Disclosure Format (Check one): Yes ❒ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended March 31, 2007.

BIOENERGY INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

BIOENERGY INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2007 (Unaudited)	June 30, 2006
ASSETS
Current
Cash	$ -	$ 45,000
Prepaid expenses	-	5,000
Total assets	$ -	$ 50,000
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Accounts payable and accrued liabilities	$ -	$ 4,000
Due to director (Note 2)	4,200	-
Total current liabilities	4,200	4,000
Stockholders' equity
Common stock (Note 3)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
2,500,000 common shares (June 30, 2006 – 2,500,000)	2,500	2,500
Additional paid-in capital	53,000	48,500
Deficit accumulated during the development stage	(59,700)	(5,000)
Total stockholders’ equity (deficit)	(4,200)	46,000
Total liabilities and stockholders’ equity	$ -	$ 50,000

Going concern (Note 1)

The accompanying notes are an integral part of these financial statements

BIOENERGY INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
	Three month period ended March 31, 2007	Nine month period ended March 31, 2007	Accumulated from May 8, 2006 (Date of Inception) to March 31, 2007
ADMINISTRATION EXPENSES
Management fees	$ 1,500	$ 4,500	$ 5,500
Professional fees	2,200	50,200	54,200
Net loss	$ (3,700)	$ (54,700)	$ (59,700)
Basic and diluted loss per share	$ (0.01)	$ (0.01)
Weighted average common shares outstanding shares outstanding	2,500,000	2,500,000

The accompanying notes are an integral part of these financial statements

BIOENERGY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine month period ended March 31, 2007	Accumulated from May 8, 2006 (Date of Inception) to March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (54,700)	$ (59,700)
Non-cash item: Donated capital	4,500	5,500
Changes in non-cash operating working capital item:
Decrease in prepaid expenses	5,000	-
Decrease in accounts payable and accrued liabilities	(4,000)	-
Net cash used in operations	(49,200)	(54,200)
CASH FLOWS FROM FINANCING ACTIVITIES
Due to director	4,200	4,200
Issuance of common shares	-	50,000
Net cash provided by financing activities	4,200	54,200
Change in cash during the period	(45,000)	-
Cash, beginning	45,000	-
Cash, ending	$ -	$ -
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

BIOENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
March 31, 2007

1. NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on May 8, 2006. The Company is planning to develop an ethanol refinery system in China. The Company is considered to be a development stage company as it has not generated revenues from operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2007, the Company has not yet achieved profitable operations and has accumulated a deficit of $59,700. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and the financial support of its directors. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Management believes that the Company will need to raise additional capital to continue its operations. The Company will obtain additional funding by borrowing funds from its directors and officers up to $50,000, or a private placement of common stock.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the initial period ended June 30, 2006 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007.

2. DUE TO DIRECTOR

Amounts due to director at March 31, 2007 is non-interest bearing, unsecured, with no stated terms of repayment.

Amounts due to director are recorded at carrying value as comparable arms-length debt service rates, risk profiles and terms are not reasonably determinable.

3. COMMON STOCK

On May 15, 2006, the Company issued 2,500,000 shares of common stock at a price of $0.02 per share for total proceeds of $50,000.

BIOENERGY INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Unaudited)
March 31, 2007

3. COMMON STOCK (cont’d)

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

4. INCOME TAXES

At March 31, 2007, the Company has accumulated non-capital loss carry-forwards of approximately $60,000, which are available to reduce taxable income in future taxation years. These losses expire beginning 2027. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance had been provided for this deferred tax asset.

5. RELATED PARTY TRANSACTIONS

The Company recognized donated services to directors of the Company for management fees, valued at $500 per month, as follows:

	Three months ended March 31, 2007	Nine months ended March 31, 2007	May 8, 2006 (Date of Inception) to March 31, 2007
Donated services	$ 1,500	$ 4,500	$ 5,500

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

RESULTS OF OPERATIONS

Overview – May 8, 2006 (date of inception) to March 31, 2007

From the date of our incorporation on May 8, 2006 to March 31, 2007, we have not generated any revenue. Our operating activities during this period consisted primarily of developing our business plan and developing our ethanol refining system.

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

From January 1, 2007 to March 31, 2007

For the period from January 1, 2007 to March 31, 2006 we generated $Nil in revenue. Our operating activities during this period consisted primarily of developing our ethanol refining system.

Total operating expenses for the period from January 1, 2007 to March 31, 2006 were accounting, auditing fees, legal fees $2,200 and management fees $1,500.

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

In order to reach these milestones, we will do the following:

1. Develop a demonstration of our ethanol refinery system by September 31, 2007. This will allow users to see the results of the ethanol refinery technology and determine its effectiveness. We estimate that this will cost a total of $4,000.

2. Develop the completed commercial version of our proposed ethanol refinery system by December 31, 2007. This system will be marketed to potential customers in China. We estimate that the remaining cost for completion of the ethanol refinery system development is approximately $4,000

3. Commence a marketing campaign for our ethanol refinery system following its development, which will be by the end of December 2007. We estimate that we will need $6,000 to implement our marketing and advertising campaign.

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

Liquidity and Capital Resources

At March 31, 2007, we had $Nil in cash. We anticipate that our total operating expenses will be approximately $54,000 for the next twelve months. This includes our estimated expenses as follows:

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

Dated: May 11, 2007

BIOENERGY INC.

/s/ "Min Ge"
Min Ge
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the principal Financial and Executive Officer and Principal Accounting Officer
05/11/2007

/s/ "Haiming Zhang" Haiming Zhang Chief Technology Officer and a member of the Board of Directors 05/11/2007
/s/ "Jose Castro" Jose Castro A member of the Board of Directors 05/11/2007

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

Date: May 11, 2007
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

Date: May 11, 2007
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

Date: May 11, 2007
By:	/s/ "Jose Castro" Jose Castro A member of the Board of Directors

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND

CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Min Ge, President, Chief Executive Officer, Chief Financial Officer and Director of Bioenergy Inc. (who also performs as the Principal Financial Officer and Principal Accounting Officer) certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended March 31, 2007, filed with the Securities and Exchange Commission on the date hereof:

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