Form 10KSB
period 2007-06-30
Bioenergy Inc.
filed 2007-10-02
CIK 1376793

OMB APPROVAL
OMB Number: 3235-0420 Expires: April 30, 2009 Estimated average burden hours per response: 1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-KSB

(Mark one)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2007

❒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to___________

Commission file number 333-138074

BIOENERGY, INC.

(Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	20-4907818 (IRS Employer Identification No.)
3702 South Virginia Street, #G12-401, Reno, Nevada 89502 (Address of principal executive offices)
(202) 470-4698 (Issuer’s Telephone Number)
(Former name, former address and former fiscal year, if changed since last report) n/a

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. 

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorten period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ❒ ..

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. 

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 1b-2 of the Exchange Act). Yes ☒ No ❒ ..

State issuer’s revenues for its most recent fiscal year (June 30, 2007) - $Nil

As of June 30, 2007, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by using the last sales price on such date, was $Nil.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ❒ No ❒ ..

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: June 30, 2007 - 2,500,000 common shares, par value $0. 001 per share.

Transitional Small Business Disclosure Format (Check one): Yes ❒ No ☒

Documents Incorporated by Reference: None.

BIOENERGY, INC.
FORM 10-KSB
TABLE OF CONTENTS

PART I

Item 1. Description of Business

Item 2. Description of Property

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Company’s Common Equity and Related Stockholder Matters

Item 6. Management’s Discussion and Analysis and Plan of Operation

Item 7. Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A. Controls and Procedures

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

Item 14. Principal Accountant Fees and Services

SIGNATURES

EXHIBITS

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-KSB includes "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to future events and financial performance, which views are based on our expectations and projections from information that is currently available to us. Forward-looking statements are often identified by words like: "believe," "expect," "estimate," "anticipate," "intend," "project" and similar expressions, or words which, by their nature, refer to future events. Similarly, statements in this Annual Report on Form 10-KSB that describe our plans, objectives or goals are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. Certain factors that could cause actual results to differ materially are discussed under "Risk Factors" in Item 1 of this Annual Report on Form 10-KSB. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

Company Overview

BioEnergy Inc. was formed as a Nevada corporation on May 8, 2006. Our principal executive offices are located at 3702 South Virginia Street, #G12-401 Reno Nevada 89502. Our telephone number is (202) 470-4698. Our operations office in China is located at 12-303 Binjiangxincheng, Hangzhou, Zhejiang, China.

We are in the business of developing a system for refining ethanol from wasted grain straw. China is a large agricultural country with a huge production of rice and wheat. Tons of grain straw are burned and wasted every year (up to 700 million tons). (Ref: http://www.newenergy.org.cn/html/2006-2/2006220_ 7657.html - Article published on February 20, 2006 in China Technology) Our intention is to help Chinese farmers use our biotechnology to refine this grain straw, producing ethanol, which would significantly benefit those Chinese farmers, release the tension of energy demand and help the environment.

We are not a blank check company as we have commenced the development of our system for refining ethanol from wasted grain straw. We have already completed a prototype of our system, developed by our Chief Technology Officer and one of our directors. (Please also see "Management Discussion and Plan of Operations".)

Background

Global energy demand continues to increase. According to the most recent information provided by the U.S. Department of Energy, in 2003, the world consumed:

  29 billion barrels of oil (http://www.eia.doe.gov/neic/experts/expertanswers.html),

  2,476 million short tons of coal (http://www.eia.doe.gov/oiaf/ieo/pdf/ieoreftab_6.pdf); and

  27.4 trillion cubic feet of natural gas (http://www.eia.doe.gov/oiaf/ieo/pdf/ieoreftab_5.pdf).

The combustion of these fossil fuels results in the annual release of approximately 8 gigatons of carbon dioxide (http://etsuodt.tamu-commerce.edu/AcademicOrganizations//sigmaxi/maa/d040500.html) into the Earth's atmosphere with uncertain effects on global temperature.

China has recently moved into second place worldwide as a consumer of oil, and its recent pace of economic growth has resulted in global demand for oil and energy growing at rates well above recent historical averages.

Political instability in oil-rich countries only adds to economic problems through the potential for major supply disruptions, resulting in a global energy crisis.

On the other hand, Chinese farmers generate more than 700 million tons of grain straw from the cultivation and harvest of rice and wheat, and this grain straw could be refined to ethanol, a well-known alternative energy.

What is Ethanol?

Ethanol is a clean-burning, high-octane fuel that is produced from renewable sources. At its most basic, ethanol is grain alcohol, produced from crops such as corn, because grains contain a sugar element that is key for the production of ethanol. As grain straw also contains the basic sugar element found in corn, ethanol can also be produced from grain straw. Because it is domestically produced, ethanol helps reduce China's dependence upon foreign sources of energy.

Pure 100% ethanol is not generally used as a motor fuel; instead, a percentage of ethanol is combined with unleaded gasoline. This is beneficial because the ethanol:

  decreases the fuel's cost;

  increases the fuel's octane rating;

  decreases gasoline's harmful emissions.

  Any amount of ethanol can be combined with gasoline, but the most common blend is "E10". E10 is 10% ethanol and 90% unleaded gasoline. E10 is approved for use in any make or model of vehicle sold in China, because of its high performance, clean-burning characteristics. In 2005, about 20% of China's gasoline was blended with ethanol, most in this 10% variety.

  In recent years, China has set up quite a few enterprises to produce ethanol, but our goal is to help Chinese farmers set up small-sized ethanol refinery systems using grain straw produced by themselves. Therefore these big enterprises are not our direct competitors.

  Our Ethanol Refinery System

  There are five main components in our system:

    Grinder (15kw, 25kg/h)

    Cooker #1 (Boiler – high temperature cooker) Standard Volume: 100L

    Cooker #2 (Slow cooker – low temperature cooker) Standard Volume: 100L

    Distiller (5kw)

    Dehydrator (7.5kw)

  Our ethanol refinery system provides the technology to process refined ethanol through the following procedures:

  1. Milling. The grain straw passes through a grinder, which grinds it into a fine powder called meal.

  2. Liquefaction. The meal is mixed with water and alpha-amylase (the first enzyme), and then poured into cooker #1 where the starch is liquefied. Heat is applied at this stage to enable liquefaction. This step takes about 48 hours. Cooker #1 is a large, sealed boiler. The meal is placed into it at a ratio of one-third meal to two-thirds water. Cooker number 1 has two indicators – one for temperature (which needs to be above 105 degrees centigrade) and one for pH value. The product is liquefied and boiled until it reaches a pH of 7. At this point nitric acid is added until the pH value drops to 5.

  3. Saccharification. The mash from the cooker is then cooled and the secondary enzyme (gluco-amylase) is added to convert the liquefied starch to fermentable sugars (dextrose).

  4. Fermentation. Yeast is added to the mash to ferment the sugars to ethanol and carbon dioxide until it is fully fermented and leaves cooker #1. At this stage, the temperature first needs to drop to 35 degrees centigrade. Once this temperature is reached, the product is moved to cooker #2, which is another large cooker. The product is left to ferment at 35 degrees centigrade for seven days. At the end of seven days, the sediment is filtered out.

  5. Distillation. The fermented mash, similar to beer, contains about 10% alcohol plus all the non-fermentable solids from the meal and yeast cells. The mash is pumped to the continuous flow, multi-column distiller, where the alcohol is removed from the solids and the water. The alcohol leaves the top of the final column at about 96% strength, and the residue mash, called stillage, is transferred from the base of the column to the co-product processing area. The product is now cooked in the distiller until 50% to 60% of the water has evaporated. At the end of this process, the product has become 60% ethanol (40% water).

  6. Dehydration. The alcohol from the top of the column passes through a dehydrator, where the remaining water will be removed. The alcohol product at this stage is called anhydrous ethanol (pure, without water) and is approximately 200 proof. Once the dehydration process is complete, the resulting product will be a minimum of 95% ethanol, which is sufficient for use as a blend for automobile gas.

  The entire system looks like a small business wine making system, and everything can be fit into a standard garage-sized space. Our proposed ethanol refinery system can be built entirely with in-house expertise and resources, without any special maintenance or reconstruction. Our ethanol refinery products can be built to be a variety of sizes to fit various requirements by simply adding more cookers.

  Our standard enthanol system is a 100L model that can generate 50 litres of 95% pure ethanol.

  Research and Development

  Although we believe that the Company's technology is not the most advanced in the ethanol refinery area available on the market today, our products are inexpensive and are fit for Chinese farmers’ requirements.

  The Company will continue to upgrade and refine its existing technologies. During the next twelve months, the Company will continue to focus on enhancing its refinery speed, its purity of product and reducing costs.

  Present Stage of Development

  All related technologies were acquired from our Chief Technology Officer and one of our directors, Haiming Zhang, at no cost. Mr. Zhang has completed a prototype of our ethanol refinery system. The volume of our system’s production is in direct proportion to the numbers of cookers purchased and configured. Thus our systems can be as large or small as a user requires. We have not yet completed the development of our ethanol refinery technology. We believe our products will be commercially available by the end of September 2007.

  To remain competitive in the ethanol refinery industry, we will continue developing and improving our core technology. Currently the standard system takes about nine days to finish one complete process, and our current goal is make the system work one-third faster, or about six days, which requires us to test various kinds of additives. The costs of our research and development activities are not borne by customers since we will not have customers until the completion of the marketing and development of our ethanol refinery system. We will either raise more funds from investors or borrow from existing directors to cover our projected research and development expenses. Our directors and officers have agreed to contribute up to $50,000 in additional funds before we seek further financing through a private placement.

  Our Chief Technology Officer and one of our directors, Mr. Haiming Zhang, was a former engineer at Hengli Chemical Factory, located in Hangzhou, where he invented our ethanol refinery system. It is estimated that the cost of manufacturing the system will be less than 50,000 Chinese Yuan (approximately USD$6,000). Users can purchase more cookers to increase the system’s output.

  We are still conducting research to reduce the costs of each system with the goal of making the units more affordable for individual farmers.

  Manufacturing, Service & Support

  Our proposed ethanol refinery system can be built entirely with in-house expertise and resources, without any special maintenance or reconstruction. Our ethanol refinery products can be built to be a variety of sizes to fit various requirements, basically depending upon the number of cookers configured with the system.

  All of the materials and parts related to the ethanol refinery system are available through the public marketplace.

  Once we receive orders, we will contract with OEM manufacturers to produce these for us at pre-negotiated prices. (OEM: "Original Equipment Manufacturer" means the manufacturer replicates our product for us with our brand and we will then sell the products ourselves.) Typically the order will be shipped within five business days.

  Manufacture of our ethanol refinery system doesn’t require any special facilities or equipment. It is easy for machinery manufacturers to assemble our product by following our instructions.

  Our directors have contacted several machinery manufacturers, who have shown interest in working with us. We will look for OEM manufacturers either by direct communication or advertisement. We plan to pursue this further upon commercialization of our product.

  We will employ local representatives to be part of our sales and technical support team. If a user has any difficulties, our representatives will be on-site for assistance, free of charge for the initial call and at pre-established rates thereafter.

  Key Success Factors

  Strategic

  Our goal is for our ethanol refinery system to become a leading product in the Chinese marketplace. In order to achieve our goal, we intend to increase awareness of our products with potential customers, generally anticipated to be farmers. We intend to do this by engaging in the following:

    Attending Agriculture Meetings, Promotional Events and Conferences: We plan to attend a number of events attended by agriculture-related institutions in order to further expose our products. These events will include agricultural products and technology trade meetings and promotional events that are attended by agriculture-related institutions and related seminars and conferences.

    Developing Direct Marketing Programs to Attract Farmers: In addition to attending the foregoing conferences and seminars, we intend to market directly to farmers. Initially we will seek to contact farmers in eastern and southern Mainland China, because these farmers are the wealthiest farmers in China, and they are very interested in diversification, rather than farming only. Our marketing will include conducting seminars and the use of online and traditional advertising media such as newspapers and trade publications.

    Promoting through Internet-Based and Traditional Media Advertising: We intend to use Internet-based and traditional media to promote our technology and products directly to farmers.

  We intend to develop a network of qualified representatives who will understand how our ethanol refinery system will benefit farmers. Initially, we hope to include at least one professional in the southeast of China. We will build our network through a direct marketing program and through word-of-mouth. To ensure that our customers receive high quality products, we will implement a follow-up program to seek feedback from all farmers purchasing our ethanol refinery system.

  Our anticipated costs to implement the strategy for the next 12 months are estimated as follows:

    travel - $4,000

    marketing - $2,000

  We will obtain funds to cover these costs by private equity fundraising or shareholders' loans. We anticipate that the Company will begin to receive revenues from the sale of our ethanol refinery systems to farmers before the end of December 2008.

  Skilled Management Team

  We intend to expand our current management to retain skilled directors, officers and employees with experience relevant to our business focus. Our current management team is highly skilled in technical areas such as researching and developing our technologies, but not skilled in areas such as marketing and business management. Obtaining the assistance of individuals with an in-depth knowledge of operations, technology and markets will allow us to build market share more effectively.

  Competition

  We are not aware of any companies that are marketing similar ethanol refinery systems to farmers in China. The existing ethanol refinery systems are only affordable by chemical factories and not by Chinese farmers because the size of the products and the financial investment required to purchase and install these large systems is prohibitive to the average farmer.

  The technologies we are currently using are commonly used and are available to the public. We are in the process of researching patent rights, and at present we are not aware of anyone in China having any patents, trademarks and/or copyright protection for the technologies and any proprietary rights to these technologies. We believe that the ethanol refinery system developed by us should be protected. In order to protect our products we plan to apply for patent protection and/or copyright protection in the United States, China and other jurisdictions, and we will require purchasers of our products to enter into non-disclosure agreements with us.

  Marketing Plan

  Through their past and current employment in the chemical and agriculture industry in China, our directors have developed business contacts and an in-depth understanding of business practices and customs in these industries. They intend to actively promote interest in the eastern and southern mainland villages of China. In addition, we intend to promote our ethanol system through traditional advertising and promotional media, such as newspaper and trade publications, as well as advanced media, to effect maximum exposure and penetration in the farmers’ marketplace. We also plan to do a demonstration show in various villages.

  Brand Equity

  We have selected the name of our company in an attempt to establish our brand name.

  Advertising

  We intend to develop our website as one medium to promote our ethanol refinery system. We also intend to market our ethanol refinery system by placing advertisements in newspapers and magazines.

  We intend to produce promotional material for direct marketing. However, if we are unable to complete the development of our ethanol refinery system, or if we are unable to sell our ethanol refinery system, we may go out of business.

  We will be dependent on representatives for the sale of our ethanol refinery system. Currently we do not have any distribution representatives.

  Even if we do have representatives, we may not be able to deliver any products to the user in a timely manner and these representatives may not be able to sell our products in volumes anticipated by us.

  Customer Service

  Our customers will receive one free on-site technical support call that can be used for initial installation and instruction. Subsequently we will charge 200 RMB per hour for service calls.

  Legal

  We have not obtained any copyrights, patents or trademarks in respect of our ethanol refinery system, which is currently undergoing research and development. We intend to obtain all necessary copyrights, patents or trademarks, as applicable, in the United States and China, when we are in a financial position to do so. We have not entered into any licensing, franchise, concession or royalty agreements in respect of our proposed ethanol refinery system. At present, we have non-disclosure agreements with our employees to protect our technology.

  Employees

  Our President and director, Mr. Jose Castro, our Chief Executive Officer and director Mr. Min Ge and our Chief Technology Officer and director Mr. Haiming Zhang are the only employees of the company. They handle all of the responsibilities in the area of corporate administration, business development and research.

  Government Regulation and Supervision

  We are subject to the laws and regulations of those jurisdictions in which we plan to sell our ethanol refinery system that are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the sale of our ethanol refinery system in China is not subject to special regulatory and/or supervisory requirements.

  RISK FACTORS

  You should carefully consider the risks described below as each of these risks could adversely affect our business, operating results and financial condition. Additional risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks actually occurs, our business, financial condition and operating results could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

  GENERAL RISKS RELATED TO OUR BUSINESS

  Our auditors have issued a going concern opinion because we may not be able to achieve our objectives and we may have to suspend or cease our proposed operations as a start-up company entirely.

  Our auditors have issued a going concern opinion. This means that there is doubt that we can continue with our proposed business operations as a start-up company for the next twelve months. We have no cash as at June 30 2007 and we need raise additional funds to support our operations. The expenses incurred during the last 12 months are $58,200. In the course of developing our ethanol refinery system, we may:

    incur unexpected costs in completing the development of our ethanol refining demonstration system or encounter unexpected technical or other difficulties;

    incur delays and additional expenses as a result of technology failure;

    be unable to create a substantial market for our ethanol refinery system; or

    incur significant and unanticipated expenses.

  The occurrence of any of the aforementioned events could cause us to run out of money so that we are unable to pay our ongoing expenses in respect of the development and marketing of our ethanol refinery system. If we do not complete the development of our ethanol refinery system by April 2008 and if we are not able to raise additional capital when needed to complete the development of our ethanol refinery system, we may have to suspend or cease our operations because we will not be able to pay our ongoing expenses in respect of the development and marketing of our ethanol refinery system.

  We have no operating history and have maintained losses since inception, which we expect to continue into the future.

  We were incorporated on May 8, 2006 and only just recently commenced development of our ethanol refinery system. We have not realized any revenues to date. We have no operating history at all upon which an evaluation of our future success or failure can be made. Our net loss from inception to June 30, 2007 is $63,200. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

    our ability to develop our ethanol refinery system;

    our ability to market our ethanol refinery system;

    our ability to generate ongoing revenues;

    our ability to reduce development and marketing costs; and

    our ability to compete with established ethanol refinery systems.

  Based upon our proposed plans, we expect to incur operating losses in future periods. This will happen because there are substantial costs and expenses associated with the research, development and marketing of our product. We may fail to generate revenues in the future. Failure to generate revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

  If we are unable to obtain the necessary financing to implement our business plan we will not have the money to pay our ongoing expenses and we may go out of business.

  Our ability to successfully develop our ethanol refinery system and to eventually produce and sell our system to generate operating revenues depends on our ability to obtain the necessary financing to implement our business plan. Given that we have no operating history, no revenues and only losses to date, we may not be able to achieve this goal, and if this occurs we will not be able to pay the development and marketing costs in respect of our ethanol refinery system and we may go out of business. We may need to issue additional equity securities in the future to raise the necessary funds. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. The resale of shares by our existing shareholders pursuant to this prospectus may result in significant downward pressure on the price of our common stock and cause negative impact on our ability to sell additional equity securities. Obtaining loans will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts required we will not have the money that we require for the development and marketing of our ethanol refinery system and we may go out of business.

  If we are unable to complete the development of our ethanol refinery system and sell our system we will not be able to generate revenues and you will lose your investment.

  We have not completed development of our ethanol refinery system and we have no contracts for the sale of our ethanol refinery system. The success of our proposed business will depend on its completion and the acceptance of our products by businesses and the general public. Achieving such acceptance will require significant marketing investment. The ethanol refinery system we develop may not be accepted by our customers at sufficient levels to support our operations and build our business. If the ethanol refinery system that we develop is not accepted at sufficient levels, our proposed business will fail.

  Our technology and products may contain defects that will make it more difficult for us to establish and maintain customers.

  We have not yet completed the initial development of our core technology, and it has not been tested by users. Our technology may contain undetected design faults and errors that are discovered only after it has been installed and used by customers. Any such default or error could cause delays in delivering our product or require design modifications. These could adversely affect our competitive position and cause us to lose potential customers or opportunities. Since our technology is intended to be utilized to develop a market for grain straw that is currently wasted, the effect of any such delays will likely have a detrimental impact on us. In addition, given that ethanol refinery systems have yet to gain widespread acceptance in the market, any delays would likely have a more detrimental impact on our business than if we were a more established company.

  Our ethanol refinery system is not protected by any trademarks, patents and/or other intellectual property registrations. If we are unable to protect our intellectual property rights, our proposed business will fail.

  We have not applied for any trademark, patent or other intellectual property registration with any governmental agency for our name or for our technology. At present we have non-disclosure agreements with our employees to protect our technology. Despite our precautions taken to protect our ethanol refinery system, unauthorized parties may attempt to reverse engineer copy or obtain and use our ethanol refinery system. If they are successful we could lose our technology or they could develop similar systems, which could create more competition for us and even cause our proposed business operations to fail.

  We depend to a significant extent on certain key personnel, the loss of any of whom may materially and adversely affect our company.

  Currently, we have only two employees and they are also our officers and directors. Our performance depends to a significant extent on the continued services and technical expertise of our director and Chief Technology Officer, Mr. Haiming Zhang. There is intense competition for skilled personnel, particularly in the field of system development. There can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of Mr. Zhang’s services could prevent us from completing the development of our ethanol refinery system. In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel. We do not maintain key person insurance on the lives of any of our officers or employees.

  We have no sales and marketing experience.

  We have not yet begun marketing our products and thus have yet to make any commercial sales of the products. The Company's employees have no experience in marketing such products and no distribution system has been developed. While the Company has plans for marketing and sales, there can be no assurance that such efforts will be successful or that the Company will be able to attract and retain qualified individuals with marketing and sales expertise. The Company's future success will depend, among other factors, upon whether the Company's products can be sold at a profitable price and the extent to which consumers acquire, adopt, and continue to use them. There can be no assurance that the Company's products will gain wide acceptance in its targeted markets or that the Company will be able to effectively market its products.

  If our estimates related to expenditures are erroneous our business will fail and you will lose your entire investment.

  Our success is dependent in part upon the accuracy of our management's estimates of expenditures. (See Liquidity and Capital Resources under "Plan of Operations".) If such estimates are erroneous or inaccurate we may not be able to carry out our business plan, which could, in a worst-case scenario, result in the failure of our business and you losing your entire investment.

  Our officers and directors are engaged in other activities and may not devote sufficient time to our affairs, which may affect our ability to conduct operations and generate revenues.

  The persons serving as our officers and directors have existing responsibilities and may have additional responsibilities to provide management and services to other entities. Mr. Jose Castro, our President, Treasurer (Principal Accounting Officer) and Principal Financial Officer and one of our directors, is also involved in venture capital investment worldwide. We expect Mr. Castro to spend approximately 10 to 20 hours a week on the business of our company. Mr. Min Ge, our Chief Executive Officer and one of our directors, is also manager of Jindian Marketing Ltd. in China. We expect Mr. Ge to spend approximately 10 to 20 hours a week on the business of our company. Mr. Haiming Zhang, our Chief Technology Officer and one of our directors, is research associate of Hangzhou Runming Chemical Company in China. We expect Mr. Zhang to spend approximately 10 hours or more a week on the business of our company. As a result, demands for the time and attention from our directors and officers from our company and other entities may conflict from time to time. Because we rely primarily on our directors and officers to maintain our business contacts and to promote our ethanol refinery system, their limited devotion of time and attention to our business may hurt the operation of our business.

  Because our officers, directors and principal shareholders control a significant percentage of our common stock, you will have little or no control over our management or other matters requiring shareholder approval.

  Our directors and officers collectively own 50.5% of the issued and outstanding shares of our common stock. As a result, our director and officers collectively have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our directors and officers collectively own a significant percentage of our common stock, you will have difficulty replacing our management if you disagree with the way our business is being run. Because control by an insider could result in management making decisions that are in the best interest of the insider and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

  MARKET RISKS

  There is no active trading market for our common stock and you may be unable to sell your shares of our common stock if a market does not develop for our common stock.

  There is currently no active trading market for our common stock and such a market may not develop or be sustained. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially and adversely affect the market price of our common stock.

  Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and the NASD's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

  Our stock is a penny stock. (See "Market for our Common Stock and Related Stockholder Matters".) Our securities are subject to the penny stock rules promulgated by the Securities and Exchange Commission, which imposes additional sales practice disclosure requirements. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock and adversely affect the price of our shares.

  In addition to the "penny stock" rules, the NASD has adopted rules requiring that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for the customer. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

  Because we do not intend to pay any dividends on our common stock, investors seeking dividend income or liquidity should not purchase shares of our common stock.

  We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Investors seeking dividend income or liquidity should not invest in our common stock.

  Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and may experience further dilution.

  We are authorized to issue up to 75,000,000 shares of common stock, of which 2,500,000 shares are issued and outstanding. Our Board of Directors has the authority to cause the Company to issue additional shares of common stock, and to determine the rights, preferences and privilege of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of BioEnergy in the future.

  Other Risks

  Because all of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

  All of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

  Please read this prospectus carefully. You should rely only on the information contained in this prospectus. We have not authorized anyone to provide you with different information. You should not assume that the information provided by the prospectus is accurate as of any date other than the date on the front of this prospectus.

  ITEM 2. DESCRIPTION OF PROPERTY

  BioEnergy currently shares office space located at 3702 South Virginia Street, #G12-401, Reno, Nevada 89502-6030. Our director, Haiming Zhang, provides these facilities to us at no charge. Since August 1, 2006, we have also used office space located at 12-303 Binjiangxincheng, Hangzhou, Zhejiang, China. Our director, Mr. Haiming Zhang, also provides these facilities to us at no charge.

  ITEM 3. LEGAL PROCEEDINGS

  We are not a party to any pending legal proceedings that, if decided adversely to us, would have a material adverse effect upon our business, results of operations or financial condition. From time to time, we may be involved in litigation relating to claims arising out of operations in the normal course of business.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

  PART II.

  ITEM 5.　MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Our common stock is not listed on any stock exchange. The common stock is traded on the Over-the-Counter Electronic Bulletin Board under the symbol "GNMN.OB". Bioenergy had minimal operations and we do not believe any stock price information.

  Holders

  As of June 30, 2007, there were approximately 35 stockholders of record of our common stock.

  Dividends

  We have never paid any dividends on the common stock. We currently anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends on the common stock in the foreseeable future.

  ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  Since we have only recently begun development of our ethanol refinery system and have not generated any revenue, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the period from our inception on July 1, 2006 to June 30, 2007. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated minimal revenues and no revenues are anticipated unless and until we complete the development and marketing of our proposed ethanol refinery system. Accordingly, we must raise cash from sources other than the sale of our products. Our only other source for cash at this time is equity investments by others in our company. Our accumulated deficit is $63,200 as of June 30, 2007. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations, our liquidity and capital resources.

  The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this registration statement. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this prospectus, particularly in the section entitled "Risk Factors".

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

  In order to reach these milestones, we will do the following:

  1. Develop a demonstration of our ethanol refinery system by March 31, 2008. This will allow users to see the results of the ethanol refinery technology and determine its effectiveness. We estimate that this will cost a total of $4,000.

  2. Develop the completed commercial version of our proposed ethanol refinery system by September 30, 2008. This system will be marketed to potential customers in China. We estimate that the remaining cost for completion of the ethanol refinery system development is approximately $4,000

  3. Commence a marketing campaign for our ethanol refinery system following its development, which will be by the end of September 2008. We estimate that we will need $6,000 to implement our marketing and advertising campaign.

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

  Liquidity and Capital Resources

  At June 30, 2007, we had $Nil in cash. We anticipate that our total operating expenses will be approximately $30,000 for the next twelve months. This includes our estimated expenses as follows:

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

  In the opinion of our management, we will raise additional capital to continue our operations. We will obtain additional funding by borrowing from our directors and officers and through a private placement. Our directors and officers have agreed to contribute, prior to seeking financing by private placement, up to $50,000 as loans without interest when the Company requires additional funding. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected.

  Personnel

  Mr. Jose Castro, our President and Director, Mr. Min Ge, our Chief Executive Officer and Director and Mr. Haiming Zhang, our Chief Technology Officer and Director, are currently each working approximately 10 to 20 hours per week to meet our needs. As demand requires, Mr. Castro, Mr. Ge and Mr. Zhang will devote additional time. We currently have no other employees. We expect that we will only increase our number of employees by one person during the next twelve months.

  ITEM 7. FINANCIAL STATEMENTS

  Our consolidated financial statements and notes thereto, and the report of our independent auditors, are set forth on the following pages.

  BIOENERGY INC.

  (A Development Stage Company)

  FINANCIAL STATEMENTS

  JUNE 30, 2007

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  BALANCE SHEETS

  STATEMENTS OF OPERATIONS

  STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

  STATEMENTS OF CASH FLOWS

  NOTES TO THE FINANCIAL STATEMENTS

DALE MATHESON
CARR-HILTON LABONTE LLP
DMCL CHARTERED ACCOUNTANTS

Partnership of:
Vancouver: Robert J. Burkart Inc., Alvin F. Dale Ltd., Robert J. Matheson Inc., James F. Carr-Hilton Ltd., Reginald J. LaBonte Ltd., Rakesh I. Patel Inc., Kenneth P. Chong Inc., Barry S. Hartley Inc.
South Surrey: Michael K. Braun Inc., Peter J. Donaldson Inc.
Port Coquitlam: Wilfred A. Jacobson Inc., Brian A. Shaw Inc., Fraser G. Ross Ltd.

# REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Bioenergy Inc.

We have audited the accompanying balance sheets of Bioenergy Inc. (a development stage company) as of June 30, 2007 and 2006 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended June 30, 2007, for the period from May 8, 2006 (date of inception) to June 30, 2006 and for the period from May 8, 2006 (date of inception) to June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Bioenergy Inc. as of June 30, 2007 and 2006 and the results of its operations and its cash flows for the year ended June 30, 2007, for the period from May 8, 2006 (date of inception) to June 30, 2006 and for the period from May 8, 2006 (date of inception) to June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

**DALE MATHESON CARR-HILTON LABONTE LLP**
CHARTERED ACCOUNTANTS

Vancouver, Canada
September 24, 2007

**Vancouver** **Suite 1500 - 1140 West Pender Street, Vancouver, B.C., Canada V6E 4G1, Tel: 604 687 4747 • Fax: 604 689 2778 - Main Reception**
South Surrey Suite 301 - 1656 Martin Drive, White Rock, B.C., Canada V4A 6E7, Tel: 604 531 1154 • Fax: 604 538 2613
Port Coquitlam Suite 700 - 2755 Lougheed Highway, Port Coquitlam, B.C., Canada V3B 5Y9, Tel: 604 941 8266 • Fax: 604 941 0971

  BIOENERGY INC.
  (A Development Stage Company)
  BALANCE SHEETS
	June 30, 2007	June 30, 2006
ASSETS
Current
Cash	$ -	$ 45,000
Prepaid expenses	-	5,000

Total assets	$ -	$ 50,000
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Accounts payable and accrued liabilities	$ -	$ 4,000
Due to director (Note 5)	6,200	-
Total current liabilities	6,200	4,000
Going concern (Note 1)
Stockholders' equity (deficit)
Common stock (Note 3)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
2,500,000 common shares (June 30, 2006 – 2,500,000)	2,500	2,500
Additional paid-in capital	54,500	48,500
Deficit accumulated during the development stage	(63,200)	(5,000)
Total stockholders’ equity (deficit)	(6,200)	46,000
Total liabilities and stockholders’ equity	$ -	$ 50,000

  The accompanying notes are an integral part of these financial statements

  BIOENERGY INC.
  (A Development Stage Company)
  STATEMENTS OF OPERATIONS
	Year ended June 30, 2007	May 8, 2006 (Date of Inception) to June 30, 2006	Accumulated from May 8, 2006 (Date of Inception) to June 30, 2007
ADMINISTRATION EXPENSES
Management fees (Note 5)	$ 6,000	$ 1,000	$ 7,000
Professional fees	52,200	4,000	56,200

Net loss	$ (58,200)	$ (5,000)	$ (63,200)
Basic and diluted loss per share	$ (0.02)	$ (0.01)
Weighted average common shares outstanding shares outstanding	2,500,000	2,500,000

  The accompanying notes are an integral part of these financial statements

  BIOENERGY INC.
  (A Development Stage Company)
  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance, May 8, 2006 (Date of Inception)	-	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.02 per share, May 15, 2006	2,500,000	2,500	47,500	-	50,000
Donated services (Note 5)	-	-	1,000	-	1,000
Net loss	-	-	-	(5,000)	(5,000)
Balance, June 30, 2006	2,500,000	2,500	48,500	(5,000)	46,000

Donated services (Note 5)	-	-	6,000	-	6,000
Net loss	-	-	-	(58,200)	(58,200)
Balance, June 30, 2007	2,500,000	$ 2,500	$ 54,500	$ (63,200)	$ (6,200)

  The accompanying notes are an integral part of these financial statements

  BIOENERGY INC.
  (A Development Stage Company)
  STATEMENTS OF CASH FLOWS
	Year Ended June 30, 2007	May 8, 2006 (Date of Inception) to June 30, 2006	Accumulated from May 8, 2006 (Date of Inception) to June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (58,200)	$ (5,000)	$ (63,200)
Non-cash item: Donated services	6,000	1,000	7,000
Changes in non-cash operating working capital item:
(Increase) decrease in prepaid expenses	5,000	(5,000)	-
Increase (decrease) in accounts payable and accrued liabilities	(4,000)	4,000	-
Net cash used in operations	(51,200)	(5,000)	(56,200)
CASH FLOWS FROM FINANCING ACTIVITIES
Due to director	6,200	-	6,200
Issuance of common shares	50,000	-	50,000
Net cash provided by financing activities	6,200	50,000	56,200
CHANGE IN CASH	(45,000)	45,000	-
CASH, BEGINNING	45,000	-	-
CASH, ENDING	-	$ -	$ -
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

  The accompanying notes are an integral part of these financial statements

  BIOENERGY INC.
  (A Development Stage Company)
  NOTES TO THE FINANCIAL STATEMENTS
  June 30, 2007

  1. NATURE AND CONTINUANCE OF OPERATIONS

  The Company was incorporated in the State of Nevada on May 8, 2006. The Company is planning to develop an ethanol refinery system in China. The Company is considered to be a development stage company as it has not acquired any business assets or generated revenues from operations to date.

  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2007, the Company has not generated any revenue from its planned operations and has accumulated a deficit of $63,200. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and to fund the Company’s business plans. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

  The Company will need to raise additional capital to continue its operations. Management plans to obtain additional funding by borrowing funds from its directors and officers up to $50,000, or a private placement of common stock.

  2. SIGNIFICANT ACCOUNTING POLICIES

  The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of the fair value of many assets and liabilities is dependent upon future events, the preparation of financial statements involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

  The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

  Development Stage Company

  The Company is in the development stage. Since its formation, the Company has not yet raised sufficient capital to commence its planned business and has not realized any revenues from its operations.

  Financial Instruments

  The fair value of the Company's financial instruments, comprising of amount due to director approximates its fair value due to its short-term maturity. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from this financial instrument.

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

  BIOENERGY INC.
  (A Development Stage Company)
  NOTES TO THE FINANCIAL STATEMENTS
  June 30, 2007

  2. SIGNIFICANT ACOUNTING POLICIES (cont’d…)

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

  Basic and Diluted Loss Per Share

  In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

  Stock-based Compensation

  In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January　2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB")　No.　107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No.　123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The Company adopted SFAS No. 123R since inception. As the Company has never granted any stock options the adoption of this accounting policy had no effect on its financial position or results of operations.

  Comprehensive Income

  The Company has adopted SFAS 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholder’s Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any transactions that are required to be reported in other comprehensive income.

  Recent Accounting Pronouncements

  In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November　15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations

  BIOENERGY INC.
  (A Development Stage Company)
  NOTES TO THE FINANCIAL STATEMENTS
  June 30, 2007

  3. COMMON STOCK

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

  Additional paid-in capital

  The excess of proceeds received for shares of common stock over their par value of $0.001, less share issue costs, is. credited to additional paid-in capital.

  4. INCOME TAXES

  At June 30, 2007, the Company has accumulated non-capital loss carry-forwards of approximately $63,000 (2006 - $5,000), which are available to reduce taxable income in future taxation years. These losses expire beginning 2027. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance had been provided for this deferred tax asset.

  5. RELATED PARTY TRANSACTIONS

  At June 30, 2007, $6,200 (2006 - $Nil) is due to a director of the Company. This amount is non-interest bearing, unsecured, with no stated terms of repayment.

  Related party transactions are measured at the exchange amount, which represents the amount agreed to between the related parties.

  Commencing May 8, 2006, the Company recognized donated services for directors of the Company for management fees, valued at $500 per month, as follows:

	Year ended June 30, 2007	May 8, 2006 (Date of Inception) to June 30, 2006	May 8, 2006 (Date of Inception) to June 30, 2007
Donated services	$ 6,000	$ 1,000	$ 7,000

  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

  ITEM 8A.CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures.

  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are adequate to ensure that information required to be disclosed by us in reports that we file or submit to the Securities and Exchange Commission (the "SEC") under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

  Changes in Internal Controls over Financial Reporting.

  There was no change in our internal control over financial reporting during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

  ITEM 8B.OTHER INFORMATION

  None.

  PART III.

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  Directors, Executive Officers

  All directors of our company hold office until the annual meeting of the stockholders or until their successors have been elected and qualified. We have not held an annual meeting since incorporating on May 8, 2006 as we had not issued any shares until May 15, 2006. We plan to have our annual meeting in December 2007. The officers of our company are appointed by our Board of Directors and hold office until their death, resignation or removal from office.

  Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Min Ge	Director, President, Chief Executive Officer, Treasurer (Principal Accounting Officer), Principal Financial Officer and Secretary	29	May 8, 2006
Haiming Zhang	Director and Chief Technology Officer	51	May 8, 2006
Jose Castro	Director	33	May 8, 2006

  Business Experience

  The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

  Min Ge, Director and President, Chief Executive Officer, Principal Financial Officer & Secretary

  Mr. Ge has served as our President, Chief Executive Officer and as one of our directors since May 8, 2006. Since 1999, Mr. Ge has worked as manager for Jindian Marketing Ltd. of Hangzhou China. He holds a Bachelors degree from Zhejiang University in Hangzhou, China.

  Jose Castro, Director,

  Mr. Castro has served as one of our directors since May 8, 2006. Since 1999, Mr. Castro has worked as an independent venture capital investor. He invested and has worked as a deputy manager of Shuanglu Battery Co., Ltd. located in China, since 2001. He also invested Yudu foods Co., Ltd. in China. In 2003

  Haiming Zhang, Director and Chief Technology Officer

  Mr. Zhang has served as our Chief Technical Officer and as one of our directors since May 8, 2006. Since 1985, Mr. Zhang has worked as research associate and engineerer for Hangzhou Runming Chemicial Company in Hangzhou China. He holds a Bachelor degree from Wuhan University in Wuhan, China.

  Committees of the Board

  We do not have an audit or compensation committee at this time.

  Involvement in Certain Legal Proceedings

  Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

  1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

  3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

  4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

  Conflict of Interest

  None of our officers or directors will be subject to a conflict of interest.

  EXECUTIVE COMPENSATION

  The following table summarizes the compensation of our President (Principal Executive Officer) and other officers and directors who received annual compensation in excess of $100,000 during the period from May 8, 2006 (inception) to June 30, 2007.

  We have not entered into any employment agreement or consulting agreement with our directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future, although no stock option plan is currently in place. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

  Directors Compensation

  We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the period ended June 30, 2007.

  We have no formal plan for compensating our directors for their services in their capacity as directors. In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established. We do not, however, have a stock option plan in place at this time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of Bioenergy other than services ordinarily required of a director. Other than as indicated in this prospectus, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments
SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation(1)		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(2)	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs	All Other Compen- sation
2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  Principal Stockholders

  The following table sets forth, as of June 30, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Jose Castro	637,500 common shares	25.5%
Haiming Zhang	625,000 common shares	25.0%
Min Ge	0 common shares	0.0%
Directors and Executive Officers as a Group	1,262,500 common shares	50.5%

  (1) Based on 2,500,000 shares of common stock issued and outstanding as of June 30, 2007. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

  Changes in Control

  We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of Bioenergy.

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

  We have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

  ITEM 13. Exhibits and Reports on Form 8-K

  The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-138074 on October 19, 2006. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1	Articles of Incorporation.
3.2	Bylaws.
99.1	Subscription Agreement.

  The following documents are included herein:
Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

  Form 8-K:

  No Form 8-K was filed.

  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

  (1) 　 Audit Fees

  The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

  (2) 　 Audit-Related Fees
2006	$11,200	Dale Matheson Carr-Hilton Labonte, LLP, Chartered Accountants

  The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:
2006	Nil	Dale Matheson Carr-Hilton Labonte, LLP, Chartered Accountants

  (3) 　 Tax Fees

  The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006	Nil	Dale Matheson Carr-Hilton Labonte, LLP, Chartered Accountants

  (4) 　 All Other Fees

  The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:
2006	Nil	Dale Matheson Carr-Hilton Labonte, LLP, Chartered Accountants

  (5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

  (6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOENERGY, INC.
(Registrant)
Date: September 30, 2007	By:	/s/ Min Ge
President and Chief Executive Officer

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date
/s/ "Min Ge" Min Ge	President, Chief Executive Officer and Director (Principal Executive Officer)	September 30, 2007
/s/ "Haiming Zhang" Haiming Zhang	Chief Technical Officer	September 30, 2007
/s/ "Jose Castro" Jose Castro	Director	September 30, 2007