Form 10QSB
period 2007-09-30
Bioenergy Inc.
filed 2007-11-05
CIK 1376793

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2010 Estimated average burden hours per response: 182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2007

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

Outstanding as of September 30, 2007: 2,500,000 common shares

Transitional Small Business Disclosure Format (Check one): Yes ❒ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended September 30, 2007.

BIOENERGY INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

BIOENERGY INC.
(A Development Stage Company)
BALANCE SHEETS
	September 30, 2007 (Unaudited)	June 30, 2007
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Due to director (Note 2)	$ 11,200	$ 6,200
Total current liabilities	11,200	6,200
Stockholders' deficit
Common stock (Note 3)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
2,500,000 common shares (June 30, 2007 – 2,500,000)	2,500	2,500
Additional paid-in capital	56,000	54,500
Deficit accumulated during the development stage	(69,700)	(63,200)
Total stockholders’ equity (deficit)	(11,200)	(6,200)
Total liabilities and stockholders’ deficit	$ -	$ -

Going concern (Note 1)

The accompanying notes are an integral part of these financial statements

BIOENERGY INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
	Three month period ended September 30, 2007	Three month period ended September 30, 2006	Accumulated from May 8, 2006 (Date of Inception) to September 30, 2007
ADMINISTRATION EXPENSES
Management fees (Note 4)	$ 1,500	$ 1,500	$ 8,500
Professional fees	5,000	-	61,200
Net loss	$ (6,500)	$ (1,500)	$ (69,700)
Basic and diluted loss per share	$ (0.00)	$ (0.00)
Weighted average common shares outstanding-basic and diluted shares outstanding	2,500,000	2,500,000

The accompanying notes are an integral part of these financial statements

BIOENERGY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Three month period ended September 30, 2007	Three month period ended September 30, 2006	Accumulated from May 8, 2006 (Date of Inception) to September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (6,500)	$ (1,500)	$ (69,700)
Non-cash item: Donated capital	1,500	1,500	8,500
Changes in non-cash operating working capital item:
Net cash used in operating activities	(5,000)	-	(61,200)
CASH FLOWS FROM FINANCING ACTIVITIES
Due to director	5,000	- -	11,200
Issuance of common shares	-	-	50,000
Net cash provided by financing activities	5,000	-	61,200
Change in cash during the period	- -	- -	-
Cash, beginning	-	45,000	-
Cash, ending	$ -	$ 45,000	$ -
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

BIOENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

September 30, 2007

1. NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on May 8, 2006. The Company is planning to develop an ethanol refinery system in China. The Company is considered to be a development stage company as it has not generated any revenues from operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2007, the Company has not yet achieved profitable operations and has accumulated a deficit of $69,700. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and the financial support of its directors. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Management believes that the Company will need to raise additional capital to continue its operations. The Company will obtain additional funding by borrowing funds from its directors and officers up to $50,000, or a private placement of common stock.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended June 30, 2007 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007.

2. DUE TO DIRECTOR

Amounts due to director at September 30, 2007 is non-interest bearing, unsecured, with no stated terms of repayment.

Amounts due to director are recorded at carrying value as comparable arms-length debt service rates, risk profiles and terms are not reasonably determinable.

3. COMMON STOCK

On May 15, 2006, the Company issued 2,500,000 shares of common stock at a price of $0.02 per share for total proceeds of $50,000.

BIOENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
September 30, 2007

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

4. RELATED PARTY TRANSACTIONS

The Company recognized donated services to directors of the Company for management fees, valued at $500 per month, as follows:

	Three months ended September 30, 2007	Three months ended September 30, 2006	May 8, 2006 (Date of Inception) to September 30, 2007
Donated services	$ 1,500	$ 1,500	$ 8,500

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

From January 1, 2007 to March 31, 2007

For the period from January 1, 2007 to March 31, 2007 we generated $Nil in revenue. Our operating activities during this period consisted primarily of developing our ethanol refining system.

Total operating expenses for the period from January 1, 2007 to March 31, 2007 were accounting, auditing fees, legal fees $2,200 and management fees $1,500.

From April 1, 2007 to June 30, 2007

For the period from April 1, 2007 to June 30, 2007 we generated $Nil in revenue. Our operating activities during this period consisted primarily of developing our ethanol refining system.

Total operating expenses for the period from April 1, 2007 to June 30, 2007 were accounting, auditing fees, legal fees $2,000 and management fees $1,500.

From July 1, 2007 to September 30, 2007

For the period from July 1, 2007 to September 30, 2007 we generated $Nil in revenue. Our operating activities during this period consisted primarily of developing our ethanol refining system.

Total operating expenses for the period from July 1, 2007 to September 30, 2007 were accounting, auditing fees, legal fees $5,000 and management fees $1,500.

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

In order to reach these milestones, we will do the following:

1. Develop a demonstration of our ethanol refinery system by December 31, 2007. This will allow users to see the results of the ethanol refinery technology and determine its effectiveness. We estimate that this will cost a total of $4,000.

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

Liquidity and Capital Resources

At September 30, 2007, we had $Nil in cash. We anticipate that our total operating expenses will be approximately $54,000 for the next twelve months. This includes our estimated expenses as follows:

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

Dated: November 5, 2007

BIOENERGY INC.

/s/ "Min Ge"
Min Ge
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the principal Financial and Executive Officer and Principal Accounting Officer
11/05/2007

/s/ "Haiming Zhang" Haiming Zhang Chief Technology Officer and a member of the Board of Directors 11/05/2007
/s/ "Jose Castro" Jose Castro A member of the Board of Directors 11/05/2007

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

Date: November 5, 2007
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

Date: November 5, 2007
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

Date: November 5, 2007
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