Form 10QSB
period 2007-12-31
Bioenergy Inc.
filed 2008-02-06
CIK 1376793

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2010 Estimated average burden hours per response: 182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No❒ ...

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 1b-2 of the Exchange Act). Yes ☒ No ❒ ...

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ❒ No ❒ ...

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

Outstanding as of December 31, 2007: 2,500,000 common shares

Transitional Small Business Disclosure Format (Check one): Yes ❒ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended December 31, 2007.

BIOENERGY INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2007

(Unaudited)

BIOENERGY INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Table of Contents

BALANCE SHEETS AS OF DECEMBER 31, 2007 (UNAUDITED)

AND JUNE 30, 2007

STATEMENTS OF OPERATIONS FOR THE SIX MONTHS

ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM

MAY 8, 2006 (DATE OF INCEPTION) TO DECEMBER 31, 2007 (UNAUDITED)

STATEMENT OF STOCKHOLDERS’ DEFICIT AS OF

DECEMBER 31, 2007 (UNAUDITED)

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM MAY 8, 2006 (DATE OF INCEPTION) TO DECEMBER 31, 2007 (UNAUDITED)

NOTES TO THE FINANCIAL STATEMENTS

BIOENERGY INC.
(A Development Stage Company)
BALANCE SHEETS
	December 31, 2007 (Unaudited)	June 30, 2007
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Due to director (Note 2)	13,200	6,200
Total current liabilities	13,200	6,200
Stockholders' deficit
Common stock (Note 3)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
2,500,000 common shares (June 30, 2007 – 2,500,000)	2,500	2,500
Additional paid-in capital	57,500	54,500
Deficit accumulated during the development stage	(73,200)	(63,200)
Total stockholders’ deficit	(13,200)	(6,200)
Total liabilities and stockholders’ deficit	$ -	$ -

Going concern (Note 1)

The accompanying notes are an integral part of these financial statements

BIOENERGY INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
	Three month period ended December 31, 2007	Three month period ended December 31, 2006	Six month period ended December 31, 2007	Six month period ended December 31, 2006	Accumulated from May 8, 2006 (Date of Inception) to December 31, 2007

ADMINISTRATION EXPENSES
Management fees (Note 4)	$ 1,500	$ 1,500	$ 3,000	$ 3,000	$ 10,000
Professional fees	2,000	48,000	7,000	48,000	63,200

Net loss	$ (3,500)	$ (49,500)	$ (10,000)	$ (51,000)	$ (73,200)

Basic and diluted loss per share	$ (0.00)	$ (0.02)	$ (0.00)	$ (0.02)

Weighted average common shares outstanding-basic and diluted shares outstanding	2,500,000	2,500,000	2,500,000	2,500,000

The accompanying notes are an integral part of these financial statements

BIOENERGY INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance, May 8, 2006 (Date of Inception)	-	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.02 per share, May 15, 2006	2,500,000	2,500	47,500	-	50,000
Donated services (Note 5)	-	-	1,000	-	1,000
Net loss	-	-	-	(5,000)	(5,000)
Balance, June 30, 2006	2,500,000	2,500	48,500	(5,000)	46,000
Donated services (Note 5)	-	-	6,000	-	6,000
Net loss	-	-	-	(58,200)	(58,200)
Balance, June 30, 2007	2,500,000	$ 2,500	$ 54,500	$ (63,200)	$ (6,200)
Donated services (Note 5)	-	-	3,000	-	3,000
Net loss	-	-	-	(10,000)	(10,000)
Balance, December 31, 2007	2,500,000	$ 2,500	$ 57,500	$ (73,200)	$ (13,200)

The accompanying notes are an integral part of these financial statements

BIOENERGY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six month period ended December 31, 2007	Six month period ended December 31, 2006	Accumulated from May 8, 2006 (Date of Inception) to December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (10,000)	$ (51,000)	$ (73,200)
Non-cash item: Donated capital	3,000	3,000	10,000
Changes in non-cash operating working capital item:
Net cash used in operating activities	(7,000)	(47,000)	(63,200)
Decrease in prepaid expenses		5,000
Decrease in accounts payable and accrued liabilities		(4,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Due to director	7,000	2,000 -	13,200
Issuance of common shares	-	-	50,000
Net cash provided by financing activities	7,000	2,000	63,200
Change in cash during the period	- -	(4,5000) -	-
Cash, beginning	-	45,000	-
Cash, ending	$ -	$ -	$ -
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

BIOENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
December 31, 2007

1. NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on May 8, 2006. The Company is planning to develop an ethanol refinery system in China. The Company is considered to be a development stage company as it has not generated any revenues from operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2007, the Company has not yet achieved profitable operations and has accumulated a deficit of $73,200. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and the financial support of its directors. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Management believes that the Company will need to raise additional capital to continue its operations. The Company will obtain additional funding by borrowing funds from its directors and officers up to $50,000, or a private placement of common stock.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended June 30, 2007 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007.

2. DUE TO DIRECTOR

  Amounts due to director at December 31, 2007 is non-interest bearing, unsecured, with no stated terms of repayment.
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
  December 31, 2007

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

  4. INCOME TAXES

  At December 31, 2007, the Company has accumulated non-capital loss carry-forwards of approximately $73,200, which are available to reduce taxable income in future taxation years. These losses expire beginning IN 2026. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance had been provided for this deferred tax asset.

  31, 2007 the Company has accumulated non-capital loss carry-forwards of approximately $73,200, which are available to reduce taxable income in future taxation years. These losses expire beginning IN 2026.  Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance had been provided for this deferred tax asset.

  The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	Dec. 31, 2007	June 30, 2007
Deferred tax asset attributable to:
Net operating loss carryover	$ 24,888	$ 19,040
Valuation allowance	24,888	19,040
Net deferred tax asset

  5. RELATED PARTY TRANSACTIONS

  The Company recognized donated services to directors of the Company for management fees, valued at $500 per month, as follows:

	Six months ended December 31, 2007	Six months ended December 31, 2006	May 8, 2006 (Date of Inception) to December 31, 2007
Donated services	$ 3,000	$ 3,000	$10,000

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

    Total operating expenses for the period from July 1, 2007 to September 30, 2006 were accounting, auditing fees, legal fees $5,000 and management fees $1,500.

  From October 1, 2007 to December 31, 2007

    For the period from October 1, 2007 to December 30, 2007 we generated $Nil in revenue. Our operating activities during this period consisted primarily of developing our ethanol refining system.

  Total operating expenses for the period from October 1, 2007 to December 30, 2006 were accounting, auditing fees, legal fees $2,000 and management fees $1,500.

  PLAN OF OPERATION

  The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this document. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this document..

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

  In order to reach these milestones, we will do the following:

  1. Develop a demonstration of our ethanol refinery system by December 31, 2008. This will allow users to see the results of the ethanol refinery technology and determine its effectiveness. We estimate that this will cost a total of $4,000.

  2. Develop the completed commercial version of our proposed ethanol refinery system by December 31, 2008. This system will be marketed to potential customers in China. We estimate that the remaining cost for completion of the ethanol refinery system development is approximately $4,000

  3. Commence a marketing campaign for our ethanol refinery system following its development, which will be by the end of December 2008. We estimate that we will need $6,000 to implement our marketing and advertising campaign.

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

  Liquidity and Capital Resources

  At December 31, 2007, we had $Nil in cash. We anticipate that our total operating expenses will be approximately $54,000 for the next twelve months. This includes our estimated expenses as follows:

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

  ITEM 3.　　Controls and Procedures

  Based on their most recent evaluation, which was completed as of the end of the period covered by this Form 10-QSB, the Company’s chief executive officer and principal financial officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were not any significant changes in the Company’s internal controls and no other facts that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within the Company as a means of internal control.. As a result, the Company is presently relying on overriding management reviews and assistance from its board of directors in providing short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.

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

  Dated: February 6, 2007

  BIOENERGY INC.

  /s/ "Min Ge"
  Min Ge
  President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the principal Financial and Executive Officer and Principal Accounting Officer
  02/06/2008

/s/ "Haiming Zhang" Haiming Zhang Chief Technology Officer and a member of the Board of Directors 02/06/2008
/s/ "Jose Castro" Jose Castro A member of the Board of Directors 02/06/2008

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

  Date: February 6, 2008
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

  Date: February 6, 2008
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

  Date: February 6, 2008
By:	/s/ "Jose Castro" Jose Castro A member of the Board of Directors

  Section 1350 Certifications

  CERTIFICATE OF CHIEF FINANCIAL OFFICER AND

  CHIEF EXECUTIVE OFFICER

  Pursuant to 18 U.S.C. Section 1350

  As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  I, Min Ge, President, Chief Executive Officer, Chief Financial Officer and Director of Bioenergy Inc. (who also performs as the Principal Financial Officer and Principal Accounting Officer) certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended December 31, 2007, filed with the Securities and Exchange Commission on the date hereof:

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