Form 10-Q
period 2008-03-31
Bioenergy Inc.
filed 2008-05-14
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-146834

Bioenergy, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4907818
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3702 South Virginia Street, #G12-401, Reno, Nevada 89502
(Address of principal executive offices)

(202) 470 4698
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,500,000 Common Shares as of March 31, 2008.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

(a)	Unaudited Balance Sheets as of March 31, 2008 and June 30, 2007;

(b)	Unaudited Statements of Operations for the three and nine months ended March 31, 2008 and 2007 and period from inception (May 8, 2006) to March 31, 2008;

(c)	Statement of Stockholders’ Deficit for the period from inception (May 8, 2006) through March 31, 2008;

(d)	Unaudited Statements of Cash Flows for the three and nine months ended March 31, 2008 and 2007 and period from inception (May 8, 2006) to March 31, 2008;

(e)	Notes to Unaudited Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

BIOENERGY INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2008 (Unaudited)	June 30, 2007

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current
Due to director (Note 2)	15,200	6,200

Total current liabilities	15,200	6,200

Stockholders' deficit
Common stock (Note 3)
Authorized: 75,000,000 common shares, par value $0.001 per share
Issued and outstanding: 2,500,000 common shares (June 30, 2007 – 2,500,000)	2,500	2,500
Additional paid-in capital	59,000	54,500
Deficit accumulated during the development stage	(76,700)	(63,200)

Total stockholders’ deficit	(15,200)	(6,200)

Total liabilities and stockholders’ deficit	$-	$-

Going concern (Note 1)

The accompanying notes are an integral part of these financial statements

BIOENERGY INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three month period ended March 31, 2008		Three month period ended March31, 2007		Nine month period ended March 31, 2008		Nine month period ended March 31, 2007		Accumulated from May 8, 2006 (Date of Inception) to March 31, 2008

ADMINISTRATION EXPENSES
Management fees (Note 4)		$1,500		$1,500		$4,500		$4,500	$11,500
Professional fees		2,000		2,200		9,000		50,200	65,200

Net loss	$	(3,500)	$	(3,700)	$	(13,500)	$	(54,700)	$(76,700)

Basic and diluted loss per share		$(0.00)		$(0.00)		$(0.01)		$(0.02)

Weighted average common shares outstanding-basic and dilutedshares outstanding		2,500,000		2,500,000		2,500,000		2,500,000

The accompanying notes are an integral part of these financial statements

BIOENERGY INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Number	Amount	Capital	Stage	Total
Balance, May 8, 2006 (Date of Inception)	-	$-	$-	$-	$-

Common stock issued for cash at $0.02 per share, May 15, 2006	2,500,000	2,500	47,500	-	50,000

Donated services (Note 5)	-	-	1,000	-	1,000

Net loss	-	-	-	(5,000)	(5,000)

Balance, June 30, 2006	2,500,000	2,500	48,500	(5,000)	46,000
Donated services (Note 5)	-	-	6,000	-	6,000

Net loss	-	-	-	(58,200)	(58,200)

Balance, June 30, 2007	2,500,000	$2,500	$54,500	$(63,200)	$(6,200)
Donated services (Note 5)	-	-	4,500	-	4,500

Net loss	-	-	-	(13,500)	(13,500)

Balance, March 31, 2008	2,500,000	$2,500	$59,000	$(76,700)	$(15,200)

The accompanying notes are an integral part of these financial statements

BIOENERGY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine month period ended March 31, 2008	Nine month period ended March 31, 2007	Accumulated from May 8, 2006 (Date of Inception) to March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,500)	$(54,700)	$(76,700)

Non-cash item: Donated capital	4,500	4,500	11,500
Changes in non-cash operating working capital item:
Decrease in prepaid expenses		5,000
Decrease in accounts payable and accrued liabilities		(4,000)
Net cash used in operating activities	(9,000)	(49,200)	(65,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to director	9,000	4,200 -	15,200
Issuance of common shares	-	-	50,000

Net cash provided by financing activities	9,000	4,200	65,200

Change in cash during the period	- -	(45,000)	-

Cash, beginning	-	45,000	-

Cash, ending	$-	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

BIOENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
March 31, 2008

1.           NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on May 8, 2006. The Company is planning to develop an ethanol refinery system in China. The Company is considered to be a development stage company as it has not generated any revenues from operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2008, the Company has not yet achieved profitable operations and has accumulated a deficit of $76,700. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and the financial support of its directors. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Management believes that the Company will need to raise additional capital to continue its operations. The Company will obtain additional funding by borrowing funds from its directors and officers up to $50,000, or a private placement of common stock.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended June 30, 2007 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007.

2.           DUE TO DIRECTOR

Amounts due to director at March 31, 2008 is non-interest bearing, unsecured, with no stated terms of repayment.

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
March 31, 2008

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

4.           INCOME TAXES

At March 31, 2008, the Company has accumulated non-capital loss carry-forwards of approximately $76,700, which are available to reduce taxable income in future taxation years. These losses expire beginning in 2026.  Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance had been provided for this deferred tax asset.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2007	March 31, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$20,000	$26,078
Valuation allowance	20,000	26,078
Net deferred tax asset

5.           RELATED PARTY TRANSACTIONS

The Company recognized donated services to directors of the Company for management fees, valued at $500 per month, as follows:

	Nine months ended March 31, 2008	Nine months ended March 31, 2007	May 8, 2006 (Date of Inception) to March 31, 2008

Donated services	$4,500	$3,000	$11,500

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Plan of Operation

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

Currently, we do not have any customers, as our ethanol refinery system is not yet fully developed.

In our management’s opinion, we need to achieve the following events or milestones in the next twelve months:

▪	Enhance our core technology that will further the marketability of our products; and

▪	Establish customer relationships in China once our proposed ethanol refinery system is fully developed.

In order to reach these milestones, we will do the following:

▪
Develop a demonstration of our ethanol refinery system by December 31, 2008. This will allow users to see the results of the ethanol refinery technology and determine its effectiveness. We estimate that this will cost a total of $4,000.

▪
Develop the completed commercial version of our proposed ethanol refinery system by December 31, 2008. This system will be marketed to potential customers in China. We estimate that the remaining cost for completion of the ethanol refinery system development is approximately $4,000

▪
Commence a marketing campaign for our ethanol refinery system following its development, which will be by the end of December 2008. We estimate that we will need $6,000 to implement our marketing and advertising campaign.

Furthermore, in our management’s opinion, we can expect to incur the following expenses to fund our plan of operation for the next twelve months:

▪	Audit fees, which consist primarily of accounting and auditing fees for the year-end audit. We estimate that our audit fees for the next twelve months will be approximately $4,000;

▪
Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. We estimate that our bank charges for the next twelve months will be approximately $100;

▪
Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the company. We estimate that our legal and organizational fees for the next twelve months will be approximately $10,000; and

▪
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

Results of Operations for the Three and Nine Months Ended March 31, 2008 and 2007 and Period from May 8, 2006 (Date of Inception) until March 31, 2008

We generated no revenue for the period from May 8, 2006 (Date of Inception) until March 31, 2008. We do not anticipate earning revenues until such time that we develop our ethanol refinery system and successfully market it to our target consumers. We are presently in the development stage of our business and we can provide no assurance that we will successfully implement our business plan.

Our operating expenses for the three months ended March 31, 2008 were $3,500 compared with $3,700 for the same period ended March 31, 2007.  Our operating expenses for the nine months ended March 31, 2008 were $13,500, compared with $54,700 for the same period ended March 31, 2007.  Our operating expenses from May 8, 2008 (Date of Inception) to March 31, 2008 were $76,700.  Our operating expenses are wholly attributable to management fees associated with director services and professional fees associated with the initial development of our business, accounting fees, legal expenses, and consulting fees.

We recorded a net loss of $3,500 for the three months ended March 31, 2008, compared with $3,700 for the same period ended March 31, 2007.  We recorded a net loss of $13,500 for the nine months ended March 31, 2008, compared with $54,700 for the nine months ended March 31, 2007.  We recorded a net loss of $76,700 for the period from May 8, 2006 (Date of Inception) until March 31, 2008.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our ethanol refinery system and the professional fees associated with our being a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of March 31, 2008, we had $0 in current assets. As of the same period, we had $15,200 in current liabilities. Thus, we have a working capital deficit of $15,200 as of March 31, 2008.

Operating activities used $65,200 in cash for the period from May 8, 2006 (Date of Inception) until March 31, 2008. Our net loss of $76,700 represented all our negative operating cash flow offset by donated capital. Financing Activities during the period from May 8, 2006 (Date of Inception) until March 31, 2008 generated $65,200 in cash, represented by $50,000 in the sale of common stock and $15,200 from loans by a related party.

As of March 31, 2008, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have limited working capital and have not yet received revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements contained herein do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund out capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Off Balance Sheet Arrangements

As of March 31, 2008, there were no off balance sheet arrangements.

Changes in Management

On May 14, 2008, Min Ge resigned from serving as our officer and director.  On the same date, Jose Castro was appointed by our board of directors to serve President, Secretary, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Treasurer of our company.

Mr. Castro has served as one of our directors since May 8, 2006. Since 1999, Mr. Castro has worked as an independent venture capital investor. He invested and has worked as a deputy manager of Shuanglu Battery Co., Ltd. located in China, since 2001. He also invested Yudu foods Co., Ltd. in China. In 2003

There are no family relationships between Mr. Castro and any of our directors or executive officers.

Mr. Castro has not had any material direct or indirect interest in any of our transactions or proposed transactions over the last two years.  At this time, we do not have any employment agreement with Mr. Castro.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Min Ge.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2008.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Previously included as an exhibit to the Registration Statement on Form SB-2 filed on October 19, 2006.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bioenergy, Inc.

Date:	May 14, 2008

By: /s/ Jose Castro Jose Castro President, Secretary, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director