Form 10KSB/A
Bioenergy Inc.
filed 2008-05-14
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-KSB/A

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
(Former name, former address and former fiscal year, if changed since last report)n/a

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorten period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ❒.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ý No r.

Explanatory Note:

Please note that the previously filed annual report for the year ended June 30, 2007 on Form 10-KSB did not have the certifications attached.  We are amending that Form 10-KSB to include such certifications, to clarify that the company is a "shell company" as defined in Rule 12b-2, and to further revise the cover page to state that the company currently does not have securities registered under Section 12(g) of the Exchange Act.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.Yes ❒ No ❒.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
Outstanding as of June 30, 2007:  2,500,000 common shares, par value $0. 001 per share.
Transitional Small Business Disclosure Format (Check one):    Yes ❒                                                                                                                                No ☒

Securities registered under Section 12(g) of the Exchange Act:

None

The issuer’s revenue for the year ended June 30, 2007, was $Nil.

As of June 30, 2007, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by using the last sales price on such date, was $Nil.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

BIOENERGY, INC.

FORM 10-KSB/A

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-KSB includes “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to future events and financial performance, which views are based on our expectations and projections from information that is currently available to us. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar expressions, or words which, by their nature, refer to future events. Similarly, statements in this Annual Report on Form 10-KSB that describe our plans, objectives or goals are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. Certain factors that could cause actual results to differ materially are discussed under “Risk Factors” in Item 1 of this Annual Report on Form 10-KSB. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.

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

We are not a blank check company as we have commenced the development of our system for refining ethanol from wasted grain straw.  We have already completed a prototype of our system, developed by our Chief Technology Officer and one of our directors.  (Please also see “Management Discussion and Plan of Operations”.)

Background

Global energy demand continues to increase.  According to the most recent information provided by the U.S. Department of Energy, in 2003, the world consumed:

•	29 billion barrels of oil (http://www.eia.doe.gov/neic/experts/expertanswers.html),

•	2,476 million short tons of coal (http://www.eia.doe.gov/oiaf/ieo/pdf/ieoreftab_6.pdf); and

•	27.4 trillion cubic feet of natural gas (http://www.eia.doe.gov/oiaf/ieo/pdf/ieoreftab_5.pdf).

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

Pure 100% ethanol is not generally used as a motor fuel; instead, a percentage of ethanol is combined with unleaded gasoline.  This is beneficial because the ethanol:

•	decreases the fuel's cost;

•	increases the fuel's octane rating;

•	decreases gasoline's harmful emissions.

Any amount of ethanol can be combined with gasoline, but the most common blend is “E10”.  E10 is 10% ethanol and 90% unleaded gasoline.  E10 is approved for use in any make or model of vehicle sold in China, because of its high performance, clean-burning characteristics.  In 2005, about 20% of China's gasoline was blended with ethanol, most in this 10% variety.

In recent years, China has set up quite a few enterprises to produce ethanol, but our goal is to help Chinese farmers set up small-sized ethanol refinery systems using grain straw produced by themselves. Therefore these big enterprises are not our direct competitors.

Our Ethanol Refinery System

There are five main components in our system:

•	Grinder (15kw, 25kg/h)

•	Cooker #1 (Boiler – high temperature cooker) Standard Volume: 100L

•	Cooker #2 (Slow cooker – low temperature cooker) Standard Volume: 100L

•	Distiller (5kw)

•	Dehydrator (7.5kw)

Our ethanol refinery system provides the technology to process refined ethanol through the following procedures:

1.	Milling. The grain straw passes through a grinder, which grinds it into a fine powder called meal.

2.
Liquefaction. The meal is mixed with water and alpha-amylase (the first enzyme), and then poured into cooker #1 where the starch is liquefied.  Heat is applied at this stage to enable liquefaction.  This step takes about 48 hours.  Cooker #1 is a large, sealed boiler.  The meal is placed into it at a ratio of one-third meal to two-thirds water. Cooker #1 has two indicators – one for temperature (which needs to be above 105ºC) and one for pH value.  The product is liquefied and boiled until it reaches a pH of 7.  At this point nitric acid is added until the pH value drops to 5.

3.	Saccharification. The mash from the cooker is then cooled and the secondary enzyme (gluco-amylase) is added to convert the liquefied starch to fermentable sugars (dextrose).

4.
Fermentation. Yeast is added to the mash to ferment the sugars to ethanol and carbon dioxide until it is fully fermented and leaves cooker #1.  At this stage, the temperature first needs to drop to 35ºC.  Once this temperature is reached, the product is moved to cooker #2, which is another large cooker.  The product is left to ferment at 35ºC for seven days.  At the end of seven days, the sediment is filtered out.

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

Once we receive orders, we will contract with OEM manufacturers to produce these for us at pre-negotiated prices.  (OEM:  “Original Equipment Manufacturer” means the manufacturer replicates our product for us with our brand and we will then sell the products ourselves.)  Typically the order will be shipped within five business days.

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

•
Attending Agriculture Meetings, Promotional Events and Conferences:  We plan to attend a number of events attended by agriculture-related institutions in order to further expose our products.  These events will include agricultural products and technology trade meetings and promotional events that are attended by agriculture-related institutions and related seminars and conferences.

•
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

•	Promoting through Internet-Based and Traditional Media Advertising: We intend to use Internet-based and traditional media to promote our technology and products directly to farmers.

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

Our anticipated costs to implement the strategy for the next 12 months are estimated as follows:

•	travel - $4,000

•	marketing - $2,000

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

Our auditors have issued a going concern opinion. This means that there is doubt that we can continue with our proposed business operations as a start-up company for the next twelve months. We have no cash as at June 30 2007 and we need raise additional funds to support our operations. The expenses incurred during the last 12 months are $58,200. In the course of developing our ethanol refinery system, we may:

•	incur unexpected costs in completing the development of our ethanol refining demonstration system or encounter unexpected technical or other difficulties;

•	incur delays and additional expenses as a result of technology failure;

•	be unable to create a substantial market for our ethanol refinery system; or

•	incur significant and unanticipated expenses.

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

We were incorporated on May 8, 2006 and only just recently commenced development of our ethanol refinery system. We have not realized any revenues to date.  We have no operating history at all upon which an evaluation of our future success or failure can be made.  Our net loss from inception to June 30, 2007 is $63,200.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to develop our ethanol refinery system;

•	our ability to market our ethanol refinery system;

•	our ability to generate ongoing revenues;

•	our ability to reduce development and marketing costs; and

•	our ability to compete with established ethanol refinery systems.

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

Our success is dependent in part upon the accuracy of our management's estimates of expenditures. (See Liquidity and Capital Resources under "Plan of Operations”.)  If such estimates are erroneous or inaccurate we may not be able to carry out our business plan, which could, in a worst-case scenario, result in the failure of our business and you losing your entire investment.

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

In our management’s opinion, we need to achieve the following events or milestones in the next twelve months:

•	Enhance our core technology that will further the marketability of our products; and

•	Establish customer relationships in China once our proposed ethanol refinery system is fully developed.

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

Furthermore, in our management’s opinion, we can expect to incur the following expenses to fund our plan of operation for the next twelve months:

•	Audit fees, which consist primarily of accounting and auditing fees for the year-end audit. We estimate that our audit fees for the next twelve months will be approximately $4,000;

•
Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account.  We estimate that our bank charges for the next twelve months will be approximately $100;

•
Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the company.  We estimate that our legal and organizational fees for the next twelve months will be approximately $10,000; and

•
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

Liquidity and Capital Resources

At June 30, 2007, we had $Nil in cash.  We anticipate that our total operating expenses will be approximately $30,000 for the next twelve months.  This includes our estimated expenses as follows:

•	$4,000 for the development of our demonstration ethanol refinery system;

•	$4,000 to complete the development of our commercial version of our ethanol refinery system

•	$6,000 to commence our advertising and marketing campaign;

•	$4,000 for our audit fees over the next twelve months;

•	$10,000 for our legal and organization fees over the next twelve months; and

•	$26,000 for other operating expenses not included above.

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

ITEM 7.  FINANCIAL STATEMENTS

Our consolidated financial statements and notes thereto, and the report of our independent auditors, are set forth at the end of this report commencing at page F-1.

BIOENERGY INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
JUNE 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Bioenergy Inc.

We have audited the accompanying balance sheets of Bioenergy Inc .. (a development stage company) as of June 30,2007 and 2006 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended June 30, 2007, for the period from May 8,2006 (date of inception) to June 30,2006 and for the period from May 8, 2006 (date of inception) to June 30, 2007. These financial statements are the responsibility of the Company's management Our responsibility is to express an opinion on these financial statements based on our audits,

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial re porting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting, Accordingly, we express no such opinion, An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation, We believe that our audits provide a reasonable basis for our opinion,

In our opinion, these financial statements present fairly, in all materiaI respects, the financiaI position of Bioenergy Inc, as of June 30, 2007 and 2006 and the results of its operations and its cash flows for the year ended June 30, 2007, for the period from May 8, 2006 (date of inception) to June 30, 2006 and for the period from May 8, 2006 (date of inception) to June 30,2007 in conformity with accounting principles generally accepted in the United States of America,

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated, The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern Management's plans in this regard are described in Note 1, The financial statements do not include any adjustments that might result from the outcome of this uncertainty,

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada September 24, 2007

BIOENERGY INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2007	June 30, 2006
ASSETS
Current
Cash	$-	$45,000
Prepaid expenses	-	5,000

Total assets	$-	$50,000
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Accounts payable and accrued liabilities	$-	$4,000
Due to director (Note 5)	6,200	-
Total current liabilities	6,200	4,000
Going concern (Note 1)
Stockholders' equity (deficit)
Common stock (Note 3)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
2,500,000 common shares (June 30, 2006 – 2,500,000)	2,500	2,500
Additional paid-in capital	54,500	48,500
Deficit accumulated during the development stage	(63,200)	(5,000)
Total stockholders’ equity (deficit)	(6,200)	46,000
Total liabilities and stockholders’ equity	$-	$50,000

The accompanying notes are an integral part of these financial statements

BIOENERGY INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year ended June 30, 2007	May 8, 2006 (Date of Inception) to June 30, 2006	Accumulated from May 8, 2006 (Date of Inception) to June 30, 2007
ADMINISTRATION EXPENSES
Management fees (Note 5)	$6,000	$1,000	$7,000
Professional fees	52,200	4,000	56,200

Net loss	$(58,200)	$(5,000)	$(63,200)
Basic and diluted loss per share	$(0.02)	$(0.01)
Weighted average common shares outstanding shares outstanding	2,500,000	2,500,000

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

The accompanying notes are an integral part of these financial statements

BIOENERGY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2007	May 8, 2006 (Date of Inception) to June 30, 2006	Accumulated from May 8, 2006 (Date of Inception) to June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(58,200)	$(5,000)	$(63,200)
Non-cash item: Donated services	6,000	1,000	7,000
Changes in non-cash operating working capital item:
(Increase) decrease in prepaid expenses	5,000	(5,000)	-
Increase (decrease) in accounts payable and accrued liabilities	(4,000)	4,000	-
Net cash used in operations	(51,200)	(5,000)	(56,200)
CASH FLOWS FROM FINANCING ACTIVITIES
Due to director	6,200	-	6,200
Issuance of common shares	50,000	-	50,000
Net cash provided by financing activities	6,200	50,000	56,200
CHANGE IN CASH	(45,000)	45,000	-
CASH, BEGINNING	45,000	-	-
CASH, ENDING	-	$-	$-
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

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

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are adequate to ensure that information required to be disclosed by us in reports that we file or submit to the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

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

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation(1)		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(2)	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs	All Other Compen- sation
Min Ge Director, President , Treasurer (Principal Accounting Officer), Principal Financial Officer and Secretary	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

BIOENERGY, INC.
(Registrant)
Date: May 13, 2008	By: /s/Min Ge
Min Ge
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Min Ge	President, Chief Executive Officer and Director (Principal Executive Officer)	May 13, 2008
Min Ge

/s/Haiming Zhang	Chief Technical Officer	May 13, 2008
Haiming Zhang

/s/Jose Castro	Director	May 13, 2008
Jose Castro