Form 10-K
period 2008-06-30
Bioenergy Inc.
filed 2008-09-15
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-53239

Bioenergy, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-4907818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3702 South Virginia Street, #G12-401 Reno, NV	89502
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 202-470-4698

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  2,500,000 as of June 30, 2008.

 PART I
Item 1.   Business

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

Background

Global energy demand continues to increase.  According to information provided by the U.S. Department of Energy, in 2003, the world consumed:

•	29 billion barrels of oil,
•	5,440 million short tons of coal; and
•	95.5 trillion cubic feet of natural gas.

The combustion of these fossil fuels results in the annual release of approximately 8 gigatons of carbon dioxide into the Earth's atmosphere with uncertain effects on global temperature.

China has recently moved into second place worldwide as a consumer of oil, and its recent pace of economic growth has resulted in global demand for oil and energy growing at rates well above recent historical averages. Political instability in oil-rich countries only adds to economic problems through the potential for major supply disruptions, resulting in a global energy crisis.

On the other hand, Chinese farmers generate more than 700 million tons of grain straw from the cultivation and harvest of rice and wheat, and this grain straw could be refined to ethanol, a well-known alternative energy source.

Ethanol

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

4.
Fermentation. Yeast is added to the mash to ferment the sugars to ethanol and carbon dioxide until it is fully fermented and leaves cooker #1.  At this stage, the temperature first needs to drop to 35ºC.  Once this temperature is reached, the product is moved to cooker #2.  The product is left to ferment at 35ºC for seven days.  At the end of seven days, the sediment is filtered out.

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

The entire system looks like a small wine making system, and everything can be fit into a standard garage-sized space. Our proposed ethanol refinery system can be built entirely with in-house expertise and resources, without any special maintenance or reconstruction.  Our ethanol refinery products can be built to be a variety of sizes to fit various requirements by simply adding more cookers. Our standard enthanol system is a 100L model that can generate 50 liters of 95% pure ethanol.

Research and Development

Although we believe that our technology is not the most advanced in the ethanol refinery area available on the market today, our products are inexpensive, and we feel they are appropriate for Chinese farmers’ requirements.

We will continue to upgrade and refine our existing technologies.  During the next twelve months, we will continue to focus on enhancing our refinery speed, our purity of product, and reducing costs.

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

We have not yet completed the development of our ethanol refinery technology.  We believe our products will be commercially available by the end of December, 2008.

To remain competitive in the ethanol refinery industry, we will continue developing and improving our core technology.  Currently the standard system takes about nine days to finish one complete process, and our current goal is to make the system work one-third faster, or about six days, which requires us to test various kinds of additives. The costs of our research and development activities are not borne by customers since we will not have customers until the completion of the marketing and development of our ethanol refinery system.  We will either raise more funds from investors or borrow from existing directors to cover our projected research and development expenses.  Our directors and officers have agreed to contribute up to $50,000 in additional funds before we seek further financing through a private placement.

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

Manufacturing, Service & Support

Our proposed ethanol refinery system can be built entirely with in-house expertise and resources, without any special maintenance or reconstruction.  Our ethanol refinery products can be built to be a variety of sizes to fit various requirements, depending upon the number of cookers configured with the system.

All of the materials and parts related to the ethanol refinery system are available through the public marketplace.

Once we receive orders, we will contract with Original Equipment Manufacturers (“OEM manufacturers”) to produce these for us at pre-negotiated prices. OEM Manufacturers are general manufacturer who can produce and brand our product according to our specifications. We can then sell the products ourselves without entering into the manufacturing industry.  Typically, an OEM will ship an order within five business days.

The manufacture of our ethanol refinery system doesn’t require any special facilities or equipment.  A large number of OEM manufacturers have the skills and materials necessary to assemble our product by following our instructions.

Our directors have contacted several OEM manufacturers who have shown interest in working with us.  We will look for OEM manufacturers either by direct communication or advertisement. As our product nears the commercialization phase, we intend to pursue relationships with OEM manufacturers more vigorously.

We intend to employ local representatives to be part of our sales and technical support team. If a user has any difficulties, our representatives will be on-site for assistance, free of charge for the initial call and at pre-established rates thereafter.

Marketing

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

•
Developing Direct Marketing Programs to Attract Farmers:  Through their past and current employment in the chemical and agriculture industry in China, our directors have developed business contacts and an in-depth understanding of business practices and customs in these industries. In addition to attending the foregoing conferences and seminars, we intend to market directly to farmers.  Initially we will seek to contact farmers in eastern and southern Mainland China, because these farmers are the wealthiest farmers in China, and they are very interested in diversification, rather than farming only. Our marketing will include conducting seminars and the use of online and traditional advertising media such as newspapers and trade publications. We intend to develop our website as one medium to promote our ethanol refinery system. We also plan to conduct a demonstration show in various villages.

•
Developing Sales Representative Network: We intend to eventually develop a network of qualified representatives who will understand how our ethanol refinery system will benefit farmers.  Initially, we hope to include at least one professional in the southeast of China.  We will build our network through a direct marketing program and through word-of-mouth.  To ensure that our customers receive high quality products, we will implement a follow-up program to seek feedback from all farmers purchasing our ethanol refinery system. We will be dependent on representatives for the sale of our ethanol refinery system.  Currently we do not have any distribution representatives. Even if we do have representatives, we may not be able to deliver any products to the user in a timely manner and these representatives may not be able to sell our products in volumes anticipated by us.

Our anticipated costs to implement our marketing strategy for the next 12 months are estimated as follows:

•	travel - $4,000
•	marketing - $2,000

We intend to obtain funds to cover these costs by private equity fundraising or shareholders' loans.  We anticipate that we will begin to receive revenues from the sale of our ethanol refinery systems to farmers before the end of December 2008.

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

Intellectual Property

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

Employees

Our President and director, Mr. Jose Castro, our Chief Executive Officer and director, Mr. Min Ge, and our Chief Technology Officer and director, Mr. Haiming Zhang, are the only employees of the company.  They handle all of the responsibilities in the area of corporate administration, business development and research.

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

Subsidiaries

We do not currently have any subsidiaries.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended June 30, 2008.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “BEEY.OB.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending June 30, 2008
Quarter Ended	High $	Low $
June 30, 2008	n/a	n/a
March 31, 2008	n/a	n/a
December 31, 2007	n/a	n/a
September 30, 2007	n/a	n/a

Fiscal Year Ending June 30, 2007
Quarter Ended	High $	Low $
June 30, 2007	n/a	n/a
March 31, 2007	n/a	n/a
December 31, 2006	n/a	n/a
September 30, 2006	n/a	n/a

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of June 30, 2008, we had 2,500,000 shares of our common stock issued and outstanding, held by 35 shareholders of record.

Dividends

The Company has not declared, or paid, any cash dividends since inception and does not anticipate declaring or paying a cash dividend for the foreseeable future.

Nevada law prohibits our board from declaring or paying a dividend where, after giving effect to such a dividend, (i) we would not be able to pay our debts as they came due in the ordinary course of our business, or (ii) our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the rights of any creditors or preferred stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operation in the Next Twelve Months

Since we have only recently begun development of our ethanol refinery system and have not generated any revenue, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the period from our inception on May 8, 2006 to June 30, 2008.  This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have generated no revenues and no revenues are anticipated unless and until we complete the development and marketing of our proposed ethanol refinery system.  Accordingly, we must raise cash from sources other than the sale of our products.  Our only other source for cash at this time is equity investments by others in our company.  Our accumulated deficit is $82,200 as of June 30, 2008.  The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations, our liquidity and capital resources.

Our primary objective in the next twelve months will be to complete development of our proposed ethanol refinery system, establish our marketing plan, commence an advertising campaign for our proposed ethanol refinery system, and employ our first sales force for direct sales of our proposed products in China.

Since our incorporation on May 8, 2006, we have taken active steps to implement our business plan. In March 2005, we began the development of our ethanol refinery system. Our Chief Technology Officer and member of our board of directors, Haiming Zhang, has completed several experiments of key components that will form the basis of our proposed ethanol refinery system.

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

•
Develop a demonstration of our ethanol refinery system by December 31, 2008. This will allow users to see the results of the ethanol refinery technology and determine its effectiveness. We estimate that this will cost a total of $4,000.

•
Develop the completed commercial version of our proposed ethanol refinery system by December 31, 2008. This system will be marketed to potential customers in China. We estimate that the remaining cost for completion of the ethanol refinery system development is approximately $4,000

•
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

Personnel

Mr. Jose Castro, our President and Director, and Mr. Haiming Zhang, our Chief Technology Officer and Director, are currently each working approximately 10 to 20 hours per week to meet our needs.  As demand requires, Mr. Castro, Mr. Ge and Mr. Zhang will devote additional time.  We currently have no other employees.  We expect that we will only increase our number of employees by one person during the next twelve months.

Results of Operations for the period from inception (May 8, 2006) to June 30, 2008

We generated no revenue for the period from inception (May 8, 2006) to June 30, 2008. We are a development stage company and do not yet have any products to sell.

Our operating expenses for the year ended June 30, 2008 were $19,000, compared to $58,200 for the year ended June 30, 2007.  Our operating expenses for the period from inception (May 8, 2006) through June 30, 2008 were $82,200.  For each period, our expenses consisting entirely of management and professional fees. Thus, we had Net Losses of $19,000 for the year ended June 30, 2008, $58,200 for the year ended June 30, 2007, and $82,200 for the period from inception (May 8, 2006) to June 30, 2008.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with being a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of June 30, 2008, we had total current assets of $0. Our total current liabilities as of June 30, 2008 were $19,200.  Thus, we have a working capital deficit of $19,200 as of June 30, 2008.

Operating activities used $19,000 in cash for the year ended June 30, 2008, and $82,200 for the period from inception (May 8, 2006) to June 30, 2008. Our net losses of $19,000 and $82,200, respectively, were the primary negative components of our operating cash flows. Cash flows provided by financing activities during the year ended June 30, 2008 consisted of $13,000, which was loaned to us by a member of our board of directors. Cash flows provided by financing activities for the period from inception (May 8, 2006) to June 30, 2008 consisted of $65,200, $15,200 of which was loaned to us by a member of our board of directors and $50,000 of which was from the sale of our common stock.

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

Off Balance Sheet Arrangements

As of June 30, 2008, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Effective on December 10, 2007, Maddox Ungar Silberstein, PLLC, Certified Public Accountants, have been retained to provide Auditors’ Reports on the annual financial statements of the Company for the fiscal year ended June 30, 2008, and to conduct review engagements on the Company’s non-annual quarterly financial statements on an ongoing basis thereafter. The change of accountant was approved by majority consent of the board of directors. We have contacted our former accountant, Dale Matheson Carr Hilton Labonte LLP, Chartered Accountants, for dismissal of their services and there are no disagreements between us and our former accountant, Dale Matheson Carr Hilton Labonte LLP, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure, which would cause them to make reference to the subject matter of a disagreement in connection with their report from our inception to December 10, 2007. The former accountant’s report on our financial statements does not contain any adverse opinions or disclaimers of opinions and is not qualified or modified as to uncertainty, auditing scope or accounting principles.

Prior to engaging the new accountant, we did not consult with it regarding any accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B.

We have provided Dale Matheson Carr Hilton Labonte LLP with a copy of the disclosure provided within our report filed on form 8-K dated December 10, 2007 and they have advised the Commission as to whether they agree or disagree with the disclosure made herein.

A copy of their response is filed with our report on form 8-K dated December 10, 2007, and incorporated herein by reference.

Item 9A(T).  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of June 30, 2008 and their present positions.

Name	Age	Position Held with the Company
Jose Castro	33	Director, President, Chief Executive Officer, Treasurer (Principal Accounting Officer), Principal Financial Officer and Secretary
Haiming Zhang	51	Director and Chief Technology Officer

Set forth below is a brief description of the background and business experience of executive officers and directors.

Jose Castro, Director, President, Secretary, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Treasurer

Mr. Castro has served as one of our directors since May 8, 2006. On May 14, 2008, he was appointed as our President, Secretary, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Treasurer. Since 1999, Mr. Castro has worked as an independent venture capital investor. He invested and has worked as a deputy manager of Shuanglu Battery Co., Ltd. located in China, since 2001.  He also invested Yudu foods Co., Ltd. in China. In 2003

Haiming Zhang, Director and Chief Technology Officer

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

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past five years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended June 30, 2006, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended June 30, 2008:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Jose Castro	0	0	1
Haiming Zhang	0	0	1

Code of Ethics

As of June 30, 2008, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended June 30, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jose Castro, Director, President, Chief Executive Officer, Treasurer (Principal Accounting Officer), Principal Financial Officer and Secretary	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Haiming Zhang, Director and Chief Technology Officer	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Min Ge, Former Officer and Director	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.  Our executive officers may receive stock options at the discretion of our board of directors in the future, although no stock option plan is currently in place.  We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future.  Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Jose Castro, Director, President, Chief Executive Officer, Treasurer (Principal Accounting Officer), Principal Financial Officer and Secretary	-	-	-	-	-	-	-	-	-
Haiming Zhang, Director and Chief Technology Officer	-	-	-	-	-	-	-	-	-
Min Ge, Former Officer and Director	-	-	-	-	-	-	-	-	-

Compensation of Directors

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the period ended June 30, 2007.

We have no formal plan for compensating our directors for their services in their capacity as directors.  In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established.  We do not, however, have a stock option plan in place at this time.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  The board of directors may award special remuneration to any director undertaking any special services on behalf of Bioenergy other than services ordinarily required of a director.  No director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments

Stock Option Plans

We did not have a stock option plan in place as of June 30, 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of June 30, 2008, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 2,500,000 Shares of Common Stock issued and outstanding as of June 30, 2008. Addresses for all of the individuals listed in the table below are c/o BioEnergy, Inc., 3702 South Virginia Street, #G12-401, Reno, NV 89502.

Name and Address of Beneficial Owners of Common Stock[1]	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock[2]
Min Ge	Common Stock	0	0.00%
Haiming Zhang	Common Stock	625,000	25.00%
Jose Castro	Common Stock	637,500	25.50%
DIRECTORS AND OFFICERS – TOTAL	Common Stock	1,262,500	50.50%

5% SHAREHOLDERS
NONE	Common Stock

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as provided below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Mr. Jose Castro loaned us a total of $19,200 as of June 30, 2008.  Amounts due to this officer and director at June 30, 2008 is non-interest bearing, unsecured, with no stated terms of repayment. Amounts due to this officer and director are recorded at carrying value as comparable arms-length debt service rates, risk profiles and terms are not reasonably determinable.

As of the date of this annual report, our common stock is traded on the OTC Bulletin Board (the “Bulletin Board”).  The Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended June 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2008		$8,000	$0	$0
2007		$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-3	Consolidated Balance Sheets as of June 30, 2008 and 2007
F-4	Statements of Operations for the years ended June 30, 2008 and 2007 and period from inception (May 8, 2006) to June 30, 2008
F-5	Statement of Stockholders’ Equity for period from inception (May 8, 2006) to June 30, 2008
F-6	Statements of Cash Flows for the years ended June 30, 2008 and 2007 and period from inception (May 8, 2006)) to June 30, 2008
F-7	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Maddox Ungar Silberstein, PLLC, Certified Public Accountants
23.2	Consent of Dale Matheson Carr-Hilton Labonte LLP "DMCL" Charter Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 19, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 BioEnergy, Inc.

By:	/s/ Jose Castro
Jose Castro President, Secretary, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director
September 15, 2008

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Jose Castro
Jose Castro President, Secretary, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director
September 15, 2008

By:	/s/ Haiming Zhang
Haiming Zhang, Chief Technology Officer, Director
September 15, 2008

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bioenergy, Inc.
Reno, Nevada

We have audited the accompanying balance sheet of Bioenergy, Inc., a Nevada Corporation, as of June 30, 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Bioenergy, Inc. as of June 30, 2007, were audited by other auditors whose report dated September 24, 2007 included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioenergy, Inc., as of June 30, 2008 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has negative working capital, has incurred losses from operations and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC
Maddox Ungar Silberstein, PLLC

Bingham Farms, Michigan
August 18, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Bioenergy Inc.

We have audited the accompanying balance sheets of Bioenergy Inc. (a development stage company) as of June 30, 2007 and 2006 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended June 30, 2007, for the period from May 8, 2006 (date of inception) to June 30, 2006 and for the period from May 8, 2006 (date of inception) to June 30, 2007. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated.  The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
September 24, 2007

BIOENERGY INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2008	June 30, 2007

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current
Due to director (Note 3)	19,200	6,200

Total current liabilities	19,200	6,200

Stockholders' deficit
Common stock (Note 4)
Authorized: 75,000,000 common shares, par value $0.001 per share
Issued and outstanding: 2,500,000 common shares	2,500	2,500
Additional paid-in capital	60,500	54,500
Deficit accumulated during the development stage	(82,200)	(63,200)

Total stockholders’ deficit	(19,200)	(6,200)

Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements

BIOENERGY INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year ended June 30, 2008		Year ended June 30, 2007		Accumulated from May 8, 2006 (Date of Inception) to June 30, 2008

ADMINISTRATION EXPENSES
Management fees (Note 6)		$6,000		$6,000	$13,000
Professional fees		13,000		52,200	69,200

Net loss	$	(19,000)	$	(58,200)	$(82,200)

Basic and diluted loss per share		$(0.01)		$(0.02)

Weighted average common shares outstanding-basic and diluted shares outstanding		2,500,000		2,500,000

The accompanying notes are an integral part of these financial statements

BIOENERGY INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Number of Shares	Amount	Capital	Stage	Total
Balance, May 8, 2006 (Date of Inception)	-	$-	$-	$-	$-

Common stock issued for cash at $0.02 per share, May 15, 2006	2,500,000	2,500	47,500	-	50,000

Donated services (Note 6)	-	-	1,000	-	1,000

Net loss	-	-	-	(5,000)	(5,000)

Balance, June 30, 2006	2,500,000	2,500	48,500	(5,000)	46,000
Donated services (Note 6)	-	-	6,000	-	6,000

Net loss	-	-	-	(58,200)	(58,200)

Balance, June 30, 2007	2,500,000	2,500	54,500	(63,200)	(6,200)
Donated services (Note 6)	-	-	6,000	-	6,000

Net loss	-	-	-	(19,000)	(19,000)

Balance, June 30, 2008	2,500,000	$2,500	$60,500	$(82,200)	$(19,200)

The accompanying notes are an integral part of these financial statements

BIOENERGY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year ended June 30, 2008	Year ended June 30, 2007	Accumulated from May 8, 2006 (Date of Inception) to June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,000)	$(58,200)	$(76,700)

Non-cash item: Donated capital	6,000	6,000	11,500
Changes in non-cash operating working capital item:
Decrease in prepaid expenses		5,000
Decrease in accounts payable and accrued liabilities		(4,000)
Net cash used in operating activities	(13,000)	(51,200)	(65,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to director	13,000	6,200	15,200
Issuance of common shares	-	-	50,000

Net cash provided by financing activities	13,000	6,200	65,200

Change in cash during the period	- -	(45,000)	-

Cash, beginning	-	45,000	-

Cash, ending	$-	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

BIOENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008

1.           NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on May 8, 2006. The Company is planning to develop an ethanol refinery system in China. The Company is considered to be a development stage company as it has not generated any revenues from operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2008, the Company has negative working capital, has not yet achieved profitable operations and has accumulated a deficit of $82,200. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and the financial support of its directors. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Management believes that the Company will need to raise additional capital to continue its operations. The Company expects to obtain additional funding by borrowing funds from its directors and officers up to $50,000, or a private placement of common stock.

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

BIOENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008

2. SIGNIFICANT ACOUNTING POLICIES (continued)

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

BIOENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008

2.           SIGNIFICANT ACOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November　15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

The Company does not expect the adoption of these or other recently issued accounting pronouncements to have a significant impact on the results of its operations, financial position or cash flow.

3.           DUE TO DIRECTOR

The amounts due to director of $19,200 and $6,200 at June 30, 2008 and 2007, respectively, is non-interest bearing, unsecured, with no stated terms of repayment.

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

5.           INCOME TAXES

At June 30, 2008, the Company has accumulated non-capital loss carry-forwards of approximately $82,200, which are available to reduce taxable income in future taxation years. These losses expire beginning in 2026.  Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance had been provided for this deferred tax asset.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2008	June 30, 2007
Deferred tax asset attributable to:
Net operating loss carryover	$28,000	$20,000
Valuation allowance	(28,000)	(20,000)
Net deferred tax asset	$0	$0

BIOENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008

6.           RELATED PARTY TRANSACTIONS

The Company recognized donated services to directors of the Company for management fees, valued at $500 per month, as follows:

	Year ended June 30, 2008	Year ended June 30, 2007	May 8, 2006 (Date of Inception) to June 30, 2008

Donated services	$6,000	$6,000	$13,000