Form 10-Q
period 2008-09-30
Cavitation Technologies, Inc.
filed 2008-11-19
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period                     to

Commission File Number 0-29901

CAVITATION TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4907818
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10019 Canoga Ave
Chatsworth, California 91311
(Address of principal executive offices)

818-718-0905
(Issuer’s telephone number,
including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    YES  ☑    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    YES ☐    NO ☑

On November 13, 2008, the registrant had outstanding 28,030,178 shares of Common Stock, which is the registrant’s only class of common equity.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Transitional Small Business Disclosure Format (Check one):    Yes ☐    No ☑

CAVITATION TECHNOLOGIES, INC.

Form 10-Q
For the Quarter Ended September 30, 2008

Note Regarding Forward Looking Statements
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain statements relating to future results of Cavitation Technologies, Inc. (including certain projections and business trends) that are “forward-looking statements”. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, those set forth herein and those detailed from time to time in our other Securities and Exchange Commission (“SEC”) filings including those contained in our most recent Form 8-K. Specifically, this Form 10-Q should be read in conjunction with our recently filed Form 8-K, which provided Form 10 type disclosures are required under item 5.06 of Form 8-K. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. There can be no assurance that the Company will be able to raise sufficient capital to continue as a going concern.

PART I

Item 1.  Financial Statements.

CAVITATION TECHNOLOGIES, INC.

Balance Sheets
	September 30,	June 30,
	2008	2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$84,919	$310,929
Prepaid expenses and other current assets	5,718	1,445
Total current assets	90,637	312,374

Property and equipment, net	24,175	25,306
Other assets	9,500	9,500
Total assets	$124,312	$347,180

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$119,205	$56,706
Line of credit	636,917	627,856
Total current liabilities	756,122	684,562

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 million shares authorized, 1,000,000 shares issued and outstanding as of September 30, 2008 and June 30, 2008	1,000	1,000
Common stock, $0.001 par value, 50,000,000 shares authorized, 26,065,000 issued and outstanding as of September 30, 2008 and June 30, 2008	26,065	26,065
Additional paid-in capital	2,559,244	2,365,214
Deficit accumulated during the development stage	(3,218,119)	(2,729,661)
Total stockholders' deficit	(631,810)	(337,382)
Total liabilities and stockholders' deficit	$124,312	$347,180

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.

Statement of Operations (Unaudited)
			January 29, 2007,
			Inception,
	Three Months Ended		Through
	September 30,		September 30,
	2008	2007	2008

General and administrative expenses	$348,946	$21,388	$841,287
Research and development expenses	129,875	5,617	2,264,689
Total operating expenses	478,821	27,005	3,105,976
Loss from operations	(478,821)	(27,005)	(3,105,976)
Interest expense	(9,637)	(14,946)	(64,264)
Loss before income taxes	(488,458)	(41,951)	(3,170,240)
Income tax expense	-	-	-
Net loss	$(488,458)	$(41,951)	$(3,170,240)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.02)	$(0.00)

Weighted average shares outstanding:
Basic and Diluted	26,065,000	21,000,000

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.

Statements of Cash Flows (Unaudited)
			January 29, 2007,
			Inception,
	Three Months Ended		Through
	September 30,		September 30,
	2008	2007	2008

Operating activities:
Net loss	$(488,458)	$(41,951)	$(3,170,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,131	786	6,537
Common stock issued for services	-	-	1,844,390
Stock option compensation	194,030	-	194,030
Effect of changes in:
Prepaid expenses and other current assets	(4,273)	-	(5,718)
Deposits	-	-	(9,500)
Accounts payable and accrued expenses	62,499	2,306	119,215
Net cash used in operating activities	(235,071)	(38,859)	(1,021,286)

Investing activities:
Purchase of property and equipment	-	(5,146)	(30,712)
Net cash used in investing activities	-	(5,146)	(30,712)

Financing activities:
Proceeds from line of credit borrowings	9,061	44,700	636,917
Proceeds from sales of preferred stock	-	-	500,000
Net cash provided by financing activities	9,061	44,700	1,136,917
Net increase (decrease) in cash	(226,010)	695	84,919
Cash, beginning of period	310,929	-	-
Cash, end of period	$84,919	$695	$84,919

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,637	$11,226	$64,264
Cash paid for income taxes	$-	$-	$1,850
Supplemental disclosure of non-cash investing and financing activities:
Dividend issued to preferred shareholders	$-	$-	$47,879

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008

1. Organization and Business

Hydrodynamic Technology, Inc. dba Cavitation Technologies, Inc (“Hydro” or the “Company”) was incorporated on January 29, 2007, in California. The Company has one office in Chatsworth, California.

The Company is a development stage enterprise and is primarily engaged in the development of a bio-diesel fuel production system (Bioforce 9000 and the Reactor Skid). The initial result of the Company’s research and development will be the generation of products for our target market of United States and international bio-diesel producers. The Company’s success will depend in part on its ability to obtain patents, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurances that patents issued to the Company will not be challenged, invalidated, or circumvented, or that the rights granted hereunder will provide proprietary protection or competitive advantage to the Company.

2. Basis of Presentation

On October 24, 2008, the Company effected a transaction with Bio Energy, Inc., a non-operating shell company (“Bio”) (the “Transaction”)

From a legal perspective, Bio acquired Hydro. However from an accounting perspective, the Transaction is viewed as a recapitalization of Hydro accompanied by an issuance of stock by Hydro for the net assets of Bio. This is because Bio did not have operations immediately prior to the merger, and following the merger, Hydro is the operating company. Hydro's officers and directors will serve as the officers and directors of the new combined entity. Additionally, Hydro's stockholders will own over 80% of the outstanding shares of Bio after the completion of the transaction.

Given these circumstances, the Transaction is accounted for as a capital transaction rather than as a business combination. That is, the Transaction is equivalent to the issuance of stock by Hydro for the net assets of Bio, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition. Because the Transaction is accounted for as a capital transaction, and it occurred prior to the filing of this Form 10-Q, these financial statements represent the financial condition and results of operations of Hydro.

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Article 10 of Regulation S-X under the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation are included herein. Operating results for the three month period September 30, 2008 are not indicative of the results that maybe expected for the fiscal year ending June 30, 2009. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 8-K for the period ended June 30, 2008.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. We use estimates in valuing our stock options, warrants and common stock issued for services, among other items.

3. Management’s Plan

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, the Company has no revenue, has incurred significant losses, and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations.

The Company has no significant operating history and, from January 29, 2007, (inception), through September 30, 2008, has generated a cumulative net loss of $3,170,240. The Company also has negative cash flow from operations and a stockholders’ deficit. The accompanying financial statements for the three months ended September 30, 2008 have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

Management’s plan regarding this uncertainty is to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the company may curtail its operations.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

3. Recent Accounting Standards

Accounting standards promulgated by the Financial Accounting Standards Board (“FASB”) change periodically. Changes in such standards may have an impact on the Company’s future financial position. The following are a summary of recent accounting developments.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No, 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will be effective 60 days following the SEC’s approval. The Company does not expect that this statement will result in a change in current practice.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  SFAS No. 161 requires enhanced disclosures about a company's derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company's financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. We do not anticipate that the adoption of this accounting pronouncement will have a material effect on our financial statements.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  Therefore, we will delay application of SFAS 157 to our nonfinancial assets and nonfinancial liabilities.  We do not anticipate that the delayed adoption of this accounting pronouncement will have a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No.157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company for fiscal years beginning January 29, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  SFAS No. 160 establishes accounting and reporting standards for the non--controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, of which the Company currently has none.  All other requirements of SFAS No. 160 shall be applied prospectively.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company anticipates that SFAS No. 160 will not have any significant impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, which revises current purchase accounting guidance in SFAS 141, Business Combinations. SFAS No. 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition. SFAS No. 141R also modifies the initial measurement and subsequent remeasurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations occurring after adoption. The impact of SFAS No. 141R on the Company’s financial statements will depend on the nature and extent of the Company’s future acquisition activities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option of Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have any significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. FAS-158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of SFAS No. 158 are effective for the Company as of the end of the fiscal year ending June 30, 2008. The adoption of SFAS No. 158 did not have any significant impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

4. Net Loss per Common Share – Basic and Diluted

The Company computes loss per common share using SFAS No. 128, Earnings Per Share. The net loss per common share, both basic and diluted, is computed based on the weighted average number of shares outstanding for the period. The diluted loss per common share is computed by dividing the net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. As of September 30, 2008, the Company had 660,000 stock options and 200,000 warrants outstanding to purchase common stock that were not included in the diluted net loss per common share due to the options and warrants being anti-dilutive. Additionally, there were no adjustments to the net loss to determine net loss available to common stockholders. As such, the basic and diluted loss per common share equals the net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

5. Property and equipment

Property and equipment consisted of the following as of September 30, 2008 (unaudited) and June 30, 2008.

	September 30,	June 30,
	2008	2008
	(unaudited)

Leasehold improvements	$2,475	$2,475
Furniture and fixtures	26,837	26,837
Office equipment	1,400	1,400

	30,712	30,712

Less: accumulated depreciation	(6,537)	(5,406)

	$24,175	$25,306

Depreciation expense for the three months ended September 30, 2008 and 2007 amounted to $1,131 and $786, respectively.

6. Line of Credit

On February 2, 2007, the Company contracted a $700,000 revolving line of credit from National Bank of California. The line of credit bears interest at Prime plus 1%, which was 6% (1% plus 5% prime rate) at September 30, 2008 and June 30, 2008. The balance outstanding under this line of credit was $636,917 at September 30, 2008 and $627,856 at June 30, 2008. The maturity date of this loan was July 2, 2008, but was extended to January 2, 2009. This line of credit is personally guaranteed by the Company’s principals, and secured by the assets of the Company.

7. Stockholders’ Equity

Authorized shares – The Company is currently authorized under its Amended and Restated Certificate of Incorporation to issue two classes of stock, designated Common Stock and Preferred Stock. The total number of shares of Common Stock which this corporation shall have authority to issue is 50,000,000 shares. Total number of shares of Preferred Stock which this corporation shall have authority to issue is 10,000,000 shares, of which 4,000,000 shares are designated Series A Preferred Stock and 2,000,000 are designated as Series A-1 Preferred Stock. The remaining 4,000,000 wholly unissued shares of Preferred Stock may be issued from time to time in one or more series, with rights, preferences and privileges established by the Board of Directors. Each share of Common Stock and Preferred Stock has a par value of $.001.

Series A Preferred Stock – As of September 30, 2008, the Company had not issued shares of its Series A Preferred Stock.

Series A-1 Preferred Stock – As of September 30, 2008, the Company issued 200,000 units comprised of five shares of its Series A-1 Preferred Stock and one warrant to purchase one share of common stock at $0.75 per share for a total consideration of $500,000.

Conversion Rights – Shares of Series A and A-1 Preferred Stock are convertible, at the option of the holder thereof, at any time into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing the Issuance Price by the Conversion Price in effect at the time of conversion. The Issuance Price for the Series A Preferred Stock shall be $2.00 and the Issuance Price for the Series A-1 Preferred Stock shall be $0.50. The Conversion Price for the Series A Preferred Stock shall initially be $2.00, and the Conversion Price for the Series A-1 Preferred Stock shall initially be $0.50. The number of shares of Common Stock into which a share of Series A Preferred Stock or Series A-1 Preferred Stock is convertible is hereinafter referred to as the “Conversion Rate” of the Series A Preferred Stock or Series A-1 Preferred Stock, as the case may be.

Dividends – The holders of the Series A Preferred Stock and Series A-1 Preferred Stock shall be entitled to receive , out of any funds legally available therefore, dividends at the rate of $0.12 and $0.05 per share per annum, respectively, payable in preference to any payment of any dividend on Common Stock. After payment of such dividends, any additional dividends declared shall be payable entirely to the holders of Common Stock. The right of the holders of Series A Preferred Stock to receive dividends shall be cumulative, and shall accrue to holders of Series A Preferred Stock if such dividends are not paid in any prior year.

Liquidation Preference – In the event of any liquidation, dissolution or winding up of the corporation, either voluntary or involuntary, the holders of Series A Preferred Stock and Series A-1 Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the corporation to the holders of Common Stock by reason of their ownership thereof, the amount of $.50 per share for each share of Series A Preferred Stock and Series A-1 Preferred Stock then held by them, representing a total liquidation value of $500,000 September 30, 2008 and June 30, 2008, and, in addition, an amount equal to unpaid dividends on the Series A or A-1 Preferred Shares, as the case may be, but no more. If the assets and funds thus distributed among the holders of Series A and A-1 Preferred Stock are insufficient to permit the payment to such holders of their full preferential amount, then the entire assets and funds of the corporation legally available for distribution shall be distributed among the holders of Series A and A-1 Preferred Stock in proportion to the full aforesaid preferential amounts to which such holder is entitled. After payment or setting apart of payment has been made to the holders of Series A and A-1 Preferred Stock of the preferential amounts so payable to them, the holders of Common Stock shall be entitled to receive pro rata the remaining assets of the corporation. In the event of a liquidation, winding up or dissolution in which the value of the corporation, or assets of the corporation, or the value received by the shareholders of the corporation exceeds $250,000,000, then the holders of the Series A Preferred Stock shall not receive the liquidation preference mentioned above, but shall, instead, share on a pro-rata, as converted basis, with the holders of Common Stock in the liquidation value.

Stock Split - In March 2008, the board of directors approved a 2,100-to-1 forward stock split of the Corporation’s common stock, which was distributed on March 31, 2008 to shareholders of record on January 29, 2007. Shareholders’ equity, and common stock activity for all periods presented have been restated to give retroactive recognition to the stock split. In addition, all references in the financial statements and notes to financial statements, to weighted average number of shares, per share amounts, and market prices of the Company’s common stock have been restated to give retroactive recognition to the stock split.

Warrants – On March 31, 2008 in conjunction with the issuance of 1,000,000 shares of preferred stock, the Company issued 200,000 warrants to purchase shares of common stock at an exercise price of $0.75 per share. The warrants vest immediately and have a contractual life of 5 years. The total value of the warrants issued amounted to $47,879, which has been reflected as a dividend to preferred shareholders in the accompanying financial statements. The value was determined using the Black-Scholes valuation model with input assumptions of (1) volatility of 148%, (2) expected life of 5 years, (3) risk free rate of 1.79%, and (4) expected dividends of zero.

8. Share Based Compensation

On July 21, 2008, the Company adopted the 2008 Stock Option Plan (the “Plan”) that provides for the granting of stock options to certain key employees. The Plan reserves 4,000,000 shares of common stock. Options under the Plan are to be granted at no less than fair market value of the shares at the date of grant.

 On August 1, 2008, the Company issued 660,000 stock options to purchase shares of the Company’s common stock at a weighted average exercise price of $1.68 per share. The options vested immediately and have a contractual life of 10 years. The total value of the options issued on August 1, 2008 amounted to $194,030, which is included in general and administrative expenses in the accompanying statement of operations for the three months ended September 30, 2008.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model The expected volatility was based on volatilities of other publicly traded development stage companies in the Company’s industry. The expected term of the options granted was estimated to represent the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Assumptions used to calculate the fair value of the options issued are as follows.

Three Months
Ended
September 30,
2008

Expected life in years	5.0
Stock price volatility	148%
Risk free interest rate	3.2%
Expected dividends	None
Forfeiture rate	0%

A summary of option activity as of September 30, 2008, and changes during the period then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Options	Price	(Years)	Value

Outstanding at June 30, 2008	-	$-	-	$-
Granted	660,000	1.68	9.96	-
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2008	660,000	1.68	9.96	-

Vested and expected to vest at September 30, 2008	660,000	1.68	9.96	-

Exercisable at September 30, 2008	660,000	1.68	9.96	-

There were no options exercised as of September 30, 2008. There is no unvested compensation as of September 30, 2008.

9. Income Taxes

Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting, the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

Hydro, in its capacity as the operating company taking over Bio’s income tax positions in addition to its own positions after October 24, 2008 (see Note 1), has estimated its annual effective tax rate to be zero. This is based on an expectation that the combined entity will generate net operating losses in the year ending June 30, 2009, and it is not more likely than not that those losses will be recovered using future taxable income. Therefore, no provision for income tax has been recorded as of and for September 30, 2008.

10. Subsequent Events

On October 1, 2008, the Company issued 15,000 stock options to purchase shares of the Company’s common stock at an exercise price of $1.00 per share. The options vest immediately and have a contractual life of 10 years.

On October 3, 2008, the Company issued 210,000 units comprised of five shares of its Series A-1 Preferred Stock (total of 1,050,000 preferred shares) and one warrant to purchase one share of common stock at $0.75 per share for total proceeds of $525,000, which were placed in escrow. Upon the closing of escrow on October 3, 2008, $400,000 was used to purchase the 50.5% of the outstanding shares of Bio and $125,000 was distributed to the Company.

On October 3, 2008, the Company consummated stock purchase agreements under which they purchased the shares of Bio common stock for a purchase price of $400,000. This resulted in the Company owning 1,262,500 shares of a total of 2,500,000 shares outstanding, or 50.5% of the outstanding securities.

On October 24, 2008, the Company entered into a share exchange agreement with Bio in which Bio acquired all of the outstanding shares of the Company’s shareholders (see Note 2). Under the terms of the share exchange agreement, Bio performed a 7.5-to-1 forward stock split of its outstanding shares of common stock. Bio issued 18,750,000 (post forward split) of its shares of common stock and assumed 410,000 warrants and 675,000 common stock options in exchange for 100% of the outstanding shares of the Company.

Had the Transaction occurred at the beginning of the quarter ended September 30, 2008, the pro forma loss per share would have been $0.02, assuming a total of 28,030,178 shares of Bio common stock outstanding after the impact of the Transaction and forward stock split.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of should be read in conjunction with the Company’s financial statements and the related notes.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements.

Overview

Hydrodynamic Technology, Inc. dba Cavitation Technologies, Inc (Company) was incorporated January 29, 2007, in California. We have one office in Chatsworth, California.

We are a development stage enterprise that is primarily engaged in the development of a bio-diesel fuel production system (Bioforce 9000 and the Reactor Skid). The initial focus of the Company’s research and development is the generation of products for our target market of US and International bio-diesel producers. The Company’s success will depend in part on its ability to obtain patents, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurances that patents issued to the Company will not be challenged, invalidated, or circumvented, or that the rights granted hereunder will provide proprietary protection or competitive advantage to the Company.

Results of Operations for the Three Months Ended September 30, 2008 and 2007

The following is a comparison of the results of operations for the Company for the three months ended September 30, 2008 and 2007.

	Three Months Ended
	September 30,
	2008	2007	$ Change	% Change

General and administrative expenses	$348,946	$21,388	$327,558	1531.5%
Research and development expenses	129,875	5,617	124,258	2212.2%
Total operating expenses	478,821	27,005	451,816	1673.1%
Loss from operations	(478,821)	(27,005)	(451,816)	1673.1%
Interest expense	(9,637)	(14,946)	5,309	-35.5%
Loss before income taxes	(488,458)	(41,951)	(446,507)	1064.4%
Income tax expense	-	-	-	0.0%
Net loss	$(488,458)	$(41,951)	$(446,507)	1064.4%

Sales

We had no sales for the three months ended September 30, 2008 or 2007. We expect to be able to achieve sales during the fiscal year ending June 30, 2009.

General and Administrative Expenses

Our general and administrative expenses increased by $327,558, or 1,531.5%, for the three months ended September 30, 2008 as compared to 2007. In 2008, we issued stock options to employees and consultants in payment for their services to the Company. This issuance resulted in a onetime expense of $194,030. We had no such expenses in 2007. In addition, we incurred increased salary and related expenses of approximately $44,000 in 2008 resulting from the Company having more employees. We also incurred increased legal and accounting fees of approximately $54,000 in 2008 due primarily to expenses incurred in conjunction with the Company’s reverse merger transaction.

Research and Development Expenses

Our research and development expenses increased by $124,258, or 2,212.2% for the three months ended September 30, 2008 as compared to 2007. The increase related primarily to additional expenses during 2008 associated with fabrication and prototype development, as well as the cost of raw feed stock for testing our Bio Force system.

Liquidity and Capital Resources

Our principal source of funds has been from borrowings under a line of credit agreement, as well as money raised from the sale of preferred stock. At September 30, 2008, we had borrowings of $636,917 compared with $627,856 at June 30, 2008. In addition, on March 31, 2008, we raised $500,000 through the sale of 1,000,000 shares of our preferred stock.

As of September 30, 2008, we had cash of $84,919 as compared to $310,929 at June 30, 2008. The decrease in cash is primarily due to the cash used in operations for the three months ended September 30, 2008.

As of September 30, 2008, our total current liabilities, excluding our outstanding line of credit balance, were $144,205, compared to $69,206 at June 30, 2008. Current liabilities at September 30, 2008 included accounts payable and accrued liabilities, and represented primarily outstanding amounts for salaries and professional fees.

We have no significant operating history and, from January 29, 2007, (inception), through September 30, 2008, we have generated a net loss of $3,170,240 since inception. Management’s plan is to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the company may curtail its operations.

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No, 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will be effective 60 days following the SEC’s approval. The Company does not expect that this statement will result in a change in current practice.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  SFAS No. 161 requires enhanced disclosures about a company's derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company's financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. We do not anticipate that the adoption of this accounting pronouncement will have a material effect on our financial statements.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  Therefore, we will delay application of SFAS 157 to our nonfinancial assets and nonfinancial liabilities.  We do not anticipate that the delayed adoption of this accounting pronouncement will have a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No.157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company for fiscal years beginning January 29, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  SFAS No. 160 establishes accounting and reporting standards for the non--controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, of which the Company currently has none.  All other requirements of SFAS No. 160 shall be applied prospectively.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company anticipates that SFAS No. 160 will not have any significant impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, which revises current purchase accounting guidance in SFAS 141, Business Combinations. SFAS No. 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition. SFAS No. 141R also modifies the initial measurement and subsequent remeasurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations occurring after adoption. The impact of SFAS No. 141R on the Company’s financial statements will depend on the nature and extent of the Company’s future acquisition activities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option of Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have any significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. FAS-158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of SFAS No. 158 are effective for the Company as of the end of the fiscal year ending June 30, 2008. The adoption of SFAS No. 158 did not have any significant impact on the Company’s financial statements.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN-48”), Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109. FIN-48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No.109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN-48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN-48 is effective for the Company in fiscal years beginning January 29, 2007. The adoption of FIN-48 did not have any significant impact on the Company’s financial statements.

We do not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Critical Accounting Policies

The foregoing discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial statements.

Basis of Presentation

On October 24, 2008, the Company effected a transaction with Bio Energy, Inc., a non-operating shell company (“Bio”) (the “Transaction”)

From a legal perspective, Bio acquired Hydro. However from an accounting perspective, the Transaction is viewed as a recapitalization of Hydro accompanied by an issuance of stock by Hydro for the net assets of Bio. This is because Bio did not have operations immediately prior to the merger, and following the merger, Hydro is the operating company. Hydro's officers and directors will serve as the officers and directors of the new combined entity. Additionally, Hydro's stockholders will own over 80% of the outstanding shares of Bio after the completion of the transaction.

Given these circumstances, the Transaction is accounted for as a capital transaction rather than as a business combination. That is, the Transaction is equivalent to the issuance of stock by Hydro for the net assets of Bio, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition. Because the Transaction is accounted for as a capital transaction, and it occurred prior to the filing of this Form 10-Q, these financial statements represent the financial condition and results of operations of Hydro.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. We use estimates in valuing our stock options, warrants and common stock issued for services, among other items.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new product lines and technology. These costs are primarily payroll and payroll related expenses and various sample parts. Research and development costs are expensed as incurred.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and are not required to provide the information under this item pursuant to paragraph (e) of Regulation S-K.

Item 4.  Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as of September 30, 2008, the end of the period covered by this quarterly report. Based on their evaluation, our principal executive officer and principal financial officer concluded that, due to the existence of material weaknesses, our disclosure controls and procedures are not effective as of September 30, 2008.

Management identified material weaknesses which were reported in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 14, 2008, under Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to the identified material weaknesses.

Based on the evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, there have been no changes in our internal control over financial reporting during our last fiscal quarter, identified in connection with that evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company has hired consultants to help remediate the internal control weaknesses.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceeding against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

On October 24, 2008, Bio Energy, Inc, completed an acquisition of all the outstanding shares of Hydrodynamic Technology, Inc, In connection with this transaction, Bio Energy, Inc. issued 18,750,000 shares of its common stock to the shareholders of Hydrodynamic Technology, Inc. in exchange for all the outstanding shares of Hydrodyanamic Technology, Inc..

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a vote of Securities Holders.

On October 6, 2008, we amended our certificate of incorporation to (i) change our name from Bio Energy,Inc. to Cavitation Technologies, Inc.; (ii) effect a 7.5 for 1 forward split of our outstanding securities and (iii) increase our authorized shares of Common Stock to 100,000,000. We submitted the matter to our shareholder via written consent and a majority of the outstanding shares voted in favor of the amendment.

Item 5 – Other Information

None

Item 6 – Exhibits

The following exhibits are included as a part of this report by reference:

3.1 Amendment to Certificate of Incorporation

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAVITATION TECHNOLOGIES, INC.
November 18, 2008
	By:	/s/ Roman Gordon
Roman Gordon, Chief Executive Officer