Form 10-Q
period 2008-12-31
Cavitation Technologies, Inc.
filed 2009-02-17
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

OR

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    YES  ☑    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    YES ☐    NO ☑

On February 14, 2009, the registrant had outstanding 28,380,178 shares of Common Stock, which is the registrant’s only class of common equity.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”
“accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☑

Transitional Small Business Disclosure Format (Check one):    Yes ☐    No ☑

CAVITATION TECHNOLOGIES, INC.

Form 10-Q
For the Three and Six Months Ended December 31, 2008

TABLE OF CONTENTS

Note Regarding Forward Looking Statements
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain statements relating to future results of Cavitation Technologies, Inc. (including certain projections and business trends) that are “forward-looking statements”. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, those set forth herein and those detailed from time to time in our other Securities and Exchange Commission (“SEC”) filings including those contained in our most recent Form 8-K. Specifically, this Form 10-Q should be read in conjunction with our Form 8-K filed on November 14, 2008, which provided Form 10 type disclosures as required under item 5.06 of Form 8-K. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1.    Financial Statements.

CAVITATION TECHNOLOGIES, INC.

Balance Sheets

	December 31,	June 30,
	2008	2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$78,528	$310,929
Prepaid expenses and other current assets	2,343	1,445
Total current assets	80,871	312,374

Property and equipment, net	23,044	25,306
Other assets	9,500	9,500
Total assets	$113,415	$347,180

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$91,901	$56,706
Deferred revenue	26,000	-
Convertible notes payable, net of discounts	100,798	-
Line of credit	636,917	627,856
Total current liabilities	855,616	684,562

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,380,178 shares and 18,906,961 shares are issued and outstanding as of December 31, 2008 and June 30, 2008, respectively	28,380	18,907
Additional paid-in capital	3,219,232	2,373,372
Deficit accumulated during the development stage	(3,989,813)	(2,729,661)
Total stockholders' deficit	(742,201)	(337,382)
Total liabilities and stockholders' deficit	$113,415	$347,180

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.

Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended		January 29, 2007, Inception, Through
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008

General and administrative expenses	$660,586	$15,451	$1,009,532	$36,839	$1,501,873
Research and development expenses	48,671	4,611	178,546	10,228	2,313,360
Total operating expenses	709,257	20,062	1,188,078	47,067	3,815,233
Loss from operations	(709,257)	(20,062)	(1,188,078)	(47,067)	(3,815,233)
Interest expense	(11,681)	(11,532)	(21,318)	(26,478)	(75,945)
Loss before income taxes	(720,938)	(31,594)	(1,209,396)	(73,545)	(3,891,178)
Income tax expense	-	-	-	-	-
Net loss	$(720,938)	$(31,594)	$(1,209,396)	$(73,545)	$(3,891,178)
Dividend	(50,756)	-	(50,756)	-	(98,635)
Net loss available to common stockholders	$(771,694)	$(31,594)	$(1,260,152)	$(73,545)	$(3,989,813)

Net loss available to common stockholders per share:
Basic and Diluted	$(0.03)	$(0.00)	(0.06)	$(0.01)

Weighted average shares outstanding:
Basic and Diluted	25,805,380	14,331,210	22,356,170	14,331,210

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.

Statement of Changes in Stockholders’ Deficit (Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total

Issuance of common stock for services on January 29, 2007, inception	14,331,210	$14,331	$6,669	$-	$21,000
Net loss				(533,185)	(533,185)

Balance at December 31, 2007	14,331,210	$14,331	$6,669	$(533,185)	$(512,185)

Preferred stock sold for cash, as converted	1,119,199	1,119	498,881		500,000
Common stock issued as payment for services	3,456,551	3,457	1,819,943		1,823,400
Warrants issued in connection with sale of preferred stock			47,879	(47,879)	-
Net loss				(2,148,597)	(2,148,597)

Balance at June 30, 2008	18,906,961	$18,907	$2,373,372	$(2,729,661)	$(337,382)

Stock option compensation			194,030		194,030
Net loss				(488,458)	(488,458)

Balance at September 30, 2008	18,906,961	$18,907	$2,567,402	$(3,218,119)	$(631,810)

Preferred stock sold for cash, as converted	279,800	280	124,720		125,000
Redemption of shares	(436,761)	(437)	437		-
Bio shares outstanding before reverse merger	9,280,178	9,280	(9,280)		-
Common stock issued as payment for services	350,000	350	454,250		454,600
Warrants issued in connection with issuance of convertible debt			26,357		26,357
Dividend resulting from warrants issued in connection with sale of preferred stock, as converted			50,756	(50,756)	-
Stock option compensation			4,590		4,590
Net loss				(720,938)	(720,938)

Balance at December 31, 2008	28,380,178	$28,380	$3,219,232	$(3,989,813)	$(742,201)

CAVITATION TECHNOLOGIES, INC.

Statements of Cash Flows (Unaudited)

			January 29, 2007,
			Inception,
			Through
	Six Months Ended December 31,		December 31,
	2008	2007	2008

Operating activities:
Net loss	$(1,209,396)	$(73,545)	$(3,891,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,262	1,572	7,668
Warrants issued in connection with convertible notes payable	1,255	-	1,255
Common stock issued for services	454,600	-	2,298,990
Stock option compensation	198,620	-	198,620
Effect of changes in:
Prepaid expenses and other current assets	(898)	-	(2,343)
Deposits	-	(4,750)	(9,500)
Accounts payable and accrued expenses	35,195	(5,548)	91,911
Deferred revenue	26,000	-	26,000
Net cash used in operating activities	(492,362)	(82,271)	(1,278,577)

Investing activities:
Purchase of property and equipment	-	(5,147)	(30,712)
Net cash used in investing activities	-	(5,147)	(30,712)

Financing activities:
Proceeds from line of credit borrowings	9,061	87,500	636,917
Proceeds from sales of preferred stock	125,000	-	625,000
Proceeds from convertible notes payable	125,900	-	125,900
Net cash provided by financing activities	259,961	87,500	1,387,817
Net increase (decrease) in cash	(232,401)	82	78,528
Cash, beginning of period	310,929	-	-
Cash, end of period	$78,528	$82	$78,528

Supplemental disclosures of cash flow information:
Cash paid for interest	$17,868	$26,478	$72,495
Cash paid for income taxes	$-	$-	$1,850
Supplemental disclosure of non-cash investing and financing activities:
Dividend issued to preferred stockholders, as converted	$50,756	$-	$98,635
Conversion of preferred to common shares in reverse merger	$625,000	$-	$625,000

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

2. Basis of Presentation

On October 24, 2008, the Company effected a transaction with Bio Energy, Inc., a non-operating shell company (“Bio”) (the “Transaction”).  Under the terms of the Transaction, Bio performed a 7.5-to-1 forward stock split of its outstanding shares of common stock.  Bio issued 18,750,000 (post forward split) of its shares of common stock and assumed 410,000 warrants and 675,000 common stock options in exchange for 100% of the outstanding shares of the Company.  Immediately after the Transaction, there were a total of 28,030,178 shares of common stock outstanding, consisting of 18,750,000 shares owned by previous stockholders of the Company, as well as an additional 9,280,178 owned by others. The warrants converted to 279,800 Bio Common Stock warrants and the options converted to options to purchase 460,646 shares of Bio Common Stock.

The exchange of Hydro options and warrants for Bio options and warrants constituted a modification of their original grants as defined in SFAS No. 123(R). Accordingly, the Company made an assessment of the difference in their fair values immediately prior to, and immediately after the Transaction. Due to the relatively short period of time between the original issuance date and the Transaction date, as well as the fact that the holders received fewer options in Bio than they had in Hydro, there was no additional compensation expense recognized as a result of this modification.

From a legal perspective, Bio acquired Hydro. However from an accounting perspective, the Transaction is viewed as a recapitalization of Hydro accompanied by an issuance of stock by Hydro for the net assets of Bio. This is because Bio did not have operations immediately prior to the merger, and following the merger, Hydro is the operating company.  Hydro's officers and directors serve as the officers and directors of the new combined entity. Additionally, Hydro's stockholders own over 80% of the outstanding shares of Bio after the completion of the transaction.

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

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Article 10 of Regulation S-X under the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation are included herein. Operating results for the three month period December 31, 2008 are not indicative of the results that may be expected for the fiscal year ending June 30, 2009.  These unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 8-K filed November 14, 2008.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.  The Company uses estimates in valuing stock options, warrants and common stock issued for services, among other items.

Revenue Recognition

The Company recognizes revenues in accordance to the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition, as amended by SAB 104.  As of December 31, 2008, the Company received a deposit from a customer of $26,000 relating to a sales order not yet completed.  This amount has been reflected in deferred revenue on the accompanying balance sheet as of December 31, 2008.  As of December 31, 2008, the Company has not recognized any revenue from the sales of its bio-diesel fuel production systems.

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

The Company has no significant operating history and, from January 29, 2007 (inception) through December 31, 2008, has generated a cumulative net loss of $3,891,178.  The Company also has negative cash flow from operations and a stockholders’ deficit. The accompanying financial statements for the three months and six months ended December 31, 2008 have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.

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

4. Recent Accounting Standards

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

In April 2008, the Financial Accounting Standards Board, or FASB issued FASB Staff Position (“FSP”) No. FAS 142-3 “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), “Business Combinations” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company will adopt this FSP beginning July 1, 2009 and it is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP APB 14-1 addresses instruments commonly referred to as Instrument C from Emerging Issues Task Force No.  90-19, which requires the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer's option.  FSP APB 14-1 requires that issuers of these instruments account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity, and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and requires retrospective application to all periods presented. Early application is not permitted. Management is currently evaluating the impact of the adoption of this statement; however, but believes any impact with respect to future debt transactions could be material.

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

5. Net Loss per Common Share – Basic and Diluted

The Company computes loss per common share using SFAS No. 128, Earnings Per Share.  The net loss per common share, both basic and diluted, is computed based on the weighted average number of shares outstanding for the period. The diluted loss per common share is computed by dividing the net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued.  As of December 31, 2008, the Company had 545,646 stock options and 359,800 warrants outstanding to purchase common stock that were not included in the diluted net loss per common share due to the options and warrants being anti-dilutive.  In addition, the Company had $125,000 of convertible notes payable outstanding (see Note 8) which are convertible into common stock of the Company that were not included in the diluted net loss per common share due to the amounts being anti-dilutive.  As such, the basic and diluted loss per common share equals the net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

6. Property and equipment

Property and equipment consisted of the following as of December 31, 2008 and June 30, 2008.

	December 31,	June 30,
	2008	2008

Leasehold improvements	$2,475	$2,475
Furniture and fixtures	26,837	26,837
Office equipment	1,400	1,400

	30,712	30,712

Less: accumulated depreciation	(7,668)	(5,406)

	$23,044	$25,306

Depreciation expense for the three months ended December 31, 2008 and 2007 amounted to $1,131 and $786, respectively.  Depreciation expense for the six months ended December 31, 2008 and 2007 amounted to $2,262 and $1,572, respectively.

7. Line of Credit

On February 2, 2007, the Company contracted a $700,000 revolving line of credit from National Bank of California.  The line of credit bears interest at Prime plus 1%, which was 4.25% (1% plus 3.25% prime rate) at December 31, 2008 and June 30, 2008.  The balance outstanding under this line of credit was $636,917 at December 31, 2008 and $627,856 at June 30, 2008.  The maturity date of this loan was July 2, 2008, but was extended to January 2, 2009.  The loan has since expired and the Company is in the process of renegotiating the terms and conditions with the bank. This line of credit is personally guaranteed by the Company’s major shareholders and Board members, and secured by the assets of the Company.

8. Convertible Notes Payable

In December 2008, the Company entered into a Note and Warrant Purchase Agreement (the “Agreement”), where the Company issued an aggregate of $125,000 of notes payable which accrue interest a rate of 12% per annum and are due on April 30, 2009.  Under the terms of the Agreement, the lenders may convert all principal and accrued interest into shares of the Company’s common stock at a conversion rate equal to the average closing price of the Company’s closing stock for the 10 days immediately preceding the conversion request.

In addition, in accordance with the Agreement, the Company issued to the lenders warrants to purchase an aggregate of 83,333 shares of the Company’s common stock at an exercise price of $1.50 per share.  The warrants are vested immediately and have a contractual life of 4 years.  The fair value of each warrant was estimated on the date of grant using the Black-Scholes valuation model with input assumptions of (1) volatility of 64%, (2) expected life of 2 years, (3) risk free rates ranging from 0.68% to 0.74%, and (4) expected dividends of zero.  The total fair value of the warrants issued amounted to $26,357, which was recorded as a discount to the face value of the convertible notes payable.  As of December 31, 2008 (unaudited), the remaining discount amounted to $24,202 and the carrying value of the convertible notes payable amounted to $100,798.

9. Stockholders’ Equity

Authorized shares – As a result of the merger with Bio (see Note 2) the Company is currently authorized under its Amended and Restated Certificate of Incorporation to issue Common Stock only. The total number of shares of Common Stock which this corporation shall have authority to issue is 100,000,000 shares. Each share of Common Stock has a par value of $.001.

Series A-1 Preferred Stock – As a result of the merger with Bio (see Note 2) the Company no longer has any Preferred Stock authorized or issed. Following is a discussion about Preferred Stock issuances prior to the Bio merger.

On March 31, 2008, the Company issued 200,000 units comprised of five shares of its Series A-1 Preferred Stock (total of 1,000,000 preferred shares) and one warrant to purchase one share of common stock at $0.75 per share for a total consideration of $500,000.

On October 3, 2008, the Company issued 210,000 units comprised of five shares of its Series A-1 Preferred Stock (total of 1,050,000 preferred shares) and one warrant to purchase one share of common stock at $0.75 per share for total proceeds of $525,000, which were placed in escrow.  Upon the closing of escrow on October 3, 2008, $400,000 was used to purchase 50.5% of the outstanding shares of Bio (see Note 2), and the remaining $125,000 was distributed to the Company.

On October 24, 2008, in connection with the reverse merger (see Note 2), all shares of Series A-1 Preferred Stock were converted to common shares of Bio. The accompanying financial statements have retroactively shown the recapitalization for all periods presented. As a result, there is no Preferred stock shown in the balance sheets or statements of stockholders’ deficit.

Dividends – The holders of the Series A Preferred Stock and Series A-1 Preferred Stock were entitled to receive , out of any funds legally available therefore, dividends at the rate of $0.12 and $0.05 per share per annum, respectively, payable in preference to any payment of any dividend on Common Stock. After payment of such dividends, any additional dividends declared shall be payable entirely to the holders of Common Stock. The right of the holders of Series A Preferred Stock to receive dividends shall be cumulative, and shall accrue to holders of Series A Preferred Stock if such dividends are not paid in any prior year.

Stock Split - In March 2008, the board of directors approved a 2,100-to-1 forward stock split of the Corporation’s common stock, which was distributed on March 31, 2008 to stockholders of record on January 29, 2007.

On October 24, 2008, the Company entered into a share exchange agreement with Bio in which Bio acquired all of the outstanding shares of the Company’s shareholders (see Note 2).  Under the terms of the share exchange agreement, Bio performed a 7.5-to-1 forward stock split of its outstanding shares of common stock.

The common stock activity for all periods presented in the accompanying financial statements have been restated to give retroactive recognition to these stock splits and the conversion to Bio shares. In addition, all references in the financial statements and notes to financial statements to weighted average number of shares, per share amounts, and market prices of the Company’s common stock have been restated to give retroactive recognition to the stock split.

Warrants – On March 31, 2008 in conjunction with the issuance of 1,000,000 shares of preferred stock, the Company issued 200,000 warrants to purchase shares of common stock at an exercise price of $0.75 per share.  The warrants vest immediately and have a contractual life of 5 years.  The total value of the warrants issued amounted to $47,879, which has been reflected as a dividend to preferred stockholders in the accompanying financial statements.  The value was determined using the Black-Scholes valuation model with input assumptions of (1) volatility of 148%, (2) expected life of 2.5 years, (3) risk free rate of 1.79%, and (4) expected dividends of zero.

On October 3, 2008, in conjunction with the issuance of a total of 1,050,000 shares of Series A-1 Preferred Stock, the Company issued 210,000 warrants to purchase shares of common stock at an exercise price of $0.75 per share.  The warrants vest immediately and have a contractual life of 5 years.  The total value of the warrants issued amounted to $50,291, which has been reflected as a dividend to preferred shareholders in the accompanying financial statements.  The value was determined using the Black-Scholes valuation model with input assumptions of (1) volatility of 148%, (2) expected life of 2.5 years, (3) risk free rate of 1.86%, and (4) expected dividends of zero.

On October 24, 2008, in connection with the Bio transaction (see Note 2), 410,000 warrants in Hydro converted to 279,800 warrants in Bio.

In December 2008, the Company issued an aggregate of 80,000 warrants to purchase shares of the Company’s common stock at an exercise price of $1.50 per share (see Note 8).

10. Share Based Compensation

On July 21, 2008, the Company adopted the 2008 Stock Option Plan (the “Plan”) that provides for the granting of stock options to certain key employees.  The Plan reserves 4,000,000 shares of common stock. Options under the Plan are to be granted at no less than fair market value of the shares at the date of grant.

 On August 1, 2008, the Company issued 660,000 stock options to purchase shares of the Company’s common stock at a weighted average exercise price of $1.68 per share.  The options vested immediately and have a contractual life of 10 years.  The total value of the options issued on August 1, 2008 amounted to $194,030, which is included in general and administrative expenses in the accompanying statement of operations.

On October 1, 2008, the Company issued 15,000 stock options to purchase shares of the Company’s common stock at an exercise price of $1 per share.  The options vest immediately and have a contractual life of 10 years.  The total value of the options issued on October 1, 2008 amounted to $4,590, which is included in general and administrative expenses in the accompanying statement of operations.

On October 24, 2008, 675,000 options in Hydro converted to 460,646 options in Bio (see Note 2).

On October 28, the Company issued 85,000 stock options to purchase shares of the Company’s common stock at an exercise price of $2 per share.  The options vest immediately. Of the 85,000 options issued, 50,000 have a contractual life of nine months from issuance and the remaining 35,000 have a contractual life of ten years.  The total value of the options issued on October 28, 2008 amounted to $21, which is included in general and administrative expenses in the accompanying statement of operations.

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

Expected life in years	0.38 - 5.0
Stock price volatility	64% - 148%
Risk free interest rate	0.77% - 3.23%
Expected dividends	None
Forfeiture rate	0%

The following summarizes the activity of the Company’s stock options for the six months ended December 31, 2008:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2008	-	$-	-	$-
Granted	545,646	1.72	9.63	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2008	545,646	1.72	9.63	-

Vested and expected to vest at December 31, 2008	545,646	1.72	9.63	-

Exercisable at December 31, 2008	545,646	1.72	9.63	-

There were no options exercised as of December 31, 2008.  There is no unvested compensation as of December 31, 2008.  The weighted average grant date fair value of options granted during the six months ended December 31, 2008 amounted to $0.26 per share.

11. Income Taxes

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

Hydro, in its capacity as the operating company taking over Bio’s income tax positions in addition to its own positions after October 24, 2008 (see Note 2), has estimated its annual effective tax rate to be zero. This is based on an expectation that the combined entity will generate net operating losses in the year ending June 30, 2009, and it is not more likely than not that those losses will be recovered using future taxable income. Therefore, no provision for income tax has been recorded as of and for the period ended December 31, 2008.

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

Results of Operations for the Three Months Ended December 31, 2008 and 2007

The following is a comparison of the results of operations for the Company for the three months ended December 31, 2008 and 2007.

	Three Months Ended
	December 31,
	2008	2007	$ Change	% Change

General and administrative expenses	$660,586	$15,451	$645,135	4175.4%
Research and development expenses	48,671	4,611	44,060	955.5%
Total operating expenses	709,257	20,062	689,195	3435.3%
Loss from operations	(709,257)	(20,062)	(689,195)	3435.3%
Interest expense	(11,681)	(11,532)	(149)	1.3%
Loss before income taxes	(720,938)	(31,594)	(689,344)	2181.9%
Income tax expense	-	-	-	0.0%
Net loss	$(720,938)	$(31,594)	$(689,344)	2181.9%

Sales

We had no sales for the three months ended December 31, 2008 or 2007. In December 2008, we received a deposit for the sale of our first operational bio-diesel production system. As the specifics of the sale had not yet been finalized, we deferred this revenue until such time as we have a fully documented contract of sale. We believe this will be during our fiscal third quarter ending March 31, 2009.

General and Administrative Expenses

Our general and administrative expenses increased by $645,135, or 4,175.4%, for the three months ended December 31, 2008 as compared to 2007.  In 2008, we issued shares of common stock to consultants in payment for their services to the Company which resulted in expenses of $444,500.  We had no such expenses in 2007.  We also issued stock options to employees as compensation in 2008 resulting in increased expense of $4,590.  We had no such expenses in 2007.  In addition, we incurred increased salary and related expenses of approximately $74,000 in 2008 resulting from the Company having more employees.  We also incurred increased legal and accounting fees of approximately $58,000 in 2008 due primarily to expenses incurred in conjunction with the Company’s reverse merger transaction.

Research and Development Expenses

Our research and development expenses increased by $44,060, or 955.5% for the three months ended December 31, 2008 as compared to 2007.  The increase related primarily to additional expenses during 2008 associated with fabrication and prototype development, as well as the cost of raw feed stock for testing our Bio Force system.

Interest Expense

Interest expense for the three months ended December 31, 2008 remained consistent as compared to 2007 as a result of   the Company’s overall debt levels remaining constant.

Results of Operations for the Six months ended December 31, 2008 compared to the six months ended December 31, 2007

	Six Months Ended
	December 31,
	2008	2007	$ Change	% Change

General and administrative expenses	$1,009,532	$36,839	$972,693	2640.4%
Research and development expenses	178,546	10,228	168,318	1645.7%
Total operating expenses	1,188,078	47,067	1,141,011	2424.2%
Loss from operations	(1,188,078)	(47,067)	(1,141,011)	2424.2%
Interest expense	(21,318)	(26,478)	5,160	-19.5%
Loss before income taxes	(1,209,396)	(73,545)	(1,135,851)	1544.4%
Income tax expense	-	-	-	0.0%
Net loss	$(1,209,396)	$(73,545)	$(1,135,851)	1544.4%

Sales

We had no sales for the six months ended December 31, 2008 or 2007. In December 2008, we received a deposit for the sale of our first operational bio-diesel production system. As the specifics of the sale had not yet been finalized, we deferred this revenue until such time as we have a fully documented contract of sale. We believe this will be during our fiscal third quarter ending March 31, 2009.

General and Administrative Expenses

Our general and administrative expenses increased by $972,693, or 2,640.4%, for the six months ended December 31, 2008 as compared to 2007.  In 2008, we issued shares of common stock to consultants in payment for their services to the Company which resulted in expenses of $444,500.  We had no such expenses in 2007.  We also issued stock options to employees as compensation in 2008 resulting in increased expense of $198,620.  We had no such expenses in 2007.  In addition, we incurred increased salary and related expenses of approximately $118,000 in 2008 resulting from the Company having more employees.  We also incurred increased legal and accounting fees of approximately $112,000 in 2008 due primarily to expenses incurred in conjunction with the Company’s reverse merger transaction.

Research and Development Expenses

Our research and development expenses increased by $168,318, or 1,645.7% for the six months ended December 31, 2008 as compared to 2007.  The increase related primarily to additional expenses during 2008 associated with fabrication and prototype development, as well as the cost of raw feed stock for testing our Bio Force system.

Interest Expense

Interest expense decreased by $5,160, or 19.5%, for the six months ended December 31, 2008 as compared to 2007.  In 2008, we had a higher average outstanding debt balance than during 2007.  The additional convertible debt issued in December 2008 did not result in a significant amount of interest expense, as it was only outstanding for a short period of time during the six months ended December 31, 2008. Additionally, as a result of the interest on our line of credit being tied to Prime, the interest rate was lower in 2008 than in 2007.

Liquidity and Capital Resources

Our principal source of funds has been from borrowings under a line of credit agreement, as well as money raised from the sale of preferred stock.  At December 31, 2008, we had borrowings of $636,917 compared with $627,856 at June 30, 2008.  In addition, on March 31, 2008, we raised $500,000 through the sale of 1,000,000 shares of our preferred stock and on October 3, 2008, we raised $125,000 through the sale of 1,050,000 shares of our preferred stock.  We also raised an additional $125,000 through the issuance of convertible notes payable in December 2008.

As of December 31, 2008, we had cash of $78,528 as compared to $310,929 at June 30, 2008.  The decrease in cash is primarily due to the cash used in operations for the six months ended December 31, 2008.

As of December 31, 2008, our total current liabilities, excluding our outstanding line of credit balance and convertible notes payable, were $117,901, compared to $56,706 at June 30, 2008. Current liabilities at December 31, 2008 included accounts payable, accrued liabilities and deferred revenue, and represented primarily outstanding amounts for salaries and professional fees.

We have no significant operating history and, from January 29, 2007 (inception) through December 31, 2008, we have generated a net loss of $3,891,178.  Management’s plan is to raise additional debt and/or equity financing to fund future operations and to provide additional working capital.  However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

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

In April 2008, the Financial Accounting Standards Board, or FASB issued FASB Staff Position (“FSP”) No. FAS 142-3 “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), “Business Combinations” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company will adopt this FSP beginning July 1, 2009 and it is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP APB 14-1 addresses instruments commonly referred to as Instrument C from Emerging Issues Task Force No.  90-19, which requires the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer's option.  FSP APB 14-1 requires that issuers of these instruments account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity, and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and requires retrospective application to all periods presented. Early application is not permitted. Management is currently evaluating the impact of the adoption of this statement; however, but believes any impact with respect to future debt transactions could be material.

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

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new product lines and technology.  These costs are primarily payroll and payroll related expenses and costs of various sample parts.  Research and development costs are expensed as incurred.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and are not required to provide the information under this item pursuant to paragraph (e) of Regulation S-K.

Item 4. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as of December 31, 2008, the end of the period covered by this quarterly report. Based on their evaluation, our principal executive officer and principal financial officer concluded that, due to the existence of material weaknesses, our disclosure controls and procedures are not effective as of December 31, 2008.

Management identified material weaknesses which were reported in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 14, 2008, under Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to the identified material weaknesses.

In an effort to mitigate and remediate some of these material weaknesses, management engaged an outside accounting consultant during the quarter ended December 31, 2008. In addition, we have started to identify ways to improve our standards and procedures, including upgrading and establishing controls over the accounting system to ensure we have appropriate internal control over financial reporting.

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

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a vote of Securities Holders.

On October 6, 2008, we amended our certificate of incorporation to (i) change our name from Bio Energy, Inc. to Cavitation Technologies, Inc.; (ii) effect a 7.5 for 1 forward split of our outstanding securities and (iii) increase our authorized shares of Common Stock to 100,000,000.  We submitted the matter to our shareholder via written consent and a majority of the outstanding shares voted in favor of the amendment.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAVITATION TECHNOLOGIES, INC.

February 14, 2009
	By:	/s/ Roman Gordon
Roman Gordon, Chief Executive Officer