Form 10-Q
period 2009-03-31
Cavitation Technologies, Inc.
filed 2009-05-14
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

On May 7, 2009, the registrant had outstanding 28,605,883 shares of Common Stock, which is the registrant’s only class of common equity.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”
“accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ¨ ☐	Accelerated filer ¨ ☐
Non accelerated filer ¨ (Do not check if a smaller reporting company) ☐	Smaller reporting company ☑

Transitional Small Business Disclosure Format (Check one):    Yes ☐    No ☑

CAVITATION TECHNOLOGIES, INC.

Form 10-Q
For the Three and Nine Months Ended March 31, 2009

TABLE OF CONTENTS

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits and Reports	20

Signatures		21

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

PART I

Item 1.  Financial Statements.

CAVITATION TECHNOLOGIES, INC.

Balance Sheets

	March 31,	June 30,
	2009	2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,084	$310,929
Prepaid expenses and other current assets	1,757	1,445
Total current assets	3,842	312,374

Property and equipment, net	19,665	25,306
Other assets	9,500	9,500
	$33,006	$347,180

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$167,943	$56,706
Deferred revenue	26,000	-
Convertible notes payable, net of discounts	225,901	-
Line of credit	636,917	627,856
Total current liabilities	1,056,761	684,562

Commitments and contingencies

Stockholders' deficit:

Preferred stock ,$0.001 par value, 10,000,000 shares authorized, 111,111 shares and 0 shares issued and outstanding as of March 31, 2009 and June 30, 2008, respectively	111	-

Common stock, $0.001 par value, 100,000,000 shares authorized, 28,605,883 shares and 18,906,961 shares are issued and outstanding as of March 31, 2009 and June 30, 2008, respectively	28,606	18,907
Additional paid-in capital	3,525,183	2,373,372
Deficit accumulated during the development stage	(4,577,655)	(2,729,661)
Total stockholders' deficit	(1,023,755)	(337,382)
Total liabilities and stockholders' deficit	$33,006	$347,180

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
Statements of Operations (Unaudited)

					January 29, 2007,
					Inception,
	Three Months Ended		Nine Months Ended		Through
	March 31,		March 31,		March 31,
	2009	2008	2009	2008	2009

General and administrative expenses	$460,170	$81,694	$1,469,702	$118,533	$1,962,043
Research and development expenses	79,079	1,848,567	257,625	1,858,795	2,392,439
Total operating expenses	539,249	1,903,261	1,727,327	1,977,328	4,354,482
Loss from operations	(539,249)	(1,903,261)	(1,727,327)	(1,977,328)	(4,354,482)
Interest expense	(48,593)	(10,101)	(69,912)	(36,579)	(124,538)
Loss before income taxes	(587,842)	(1,940,362)	(1,797,239)	(2,013,907)	(4,479,020)
Income tax expense	-	-	-	-	-
Net loss	$(587,842)	$(1,940,362)	$(1,797,239)	$(2,013,907)	$(4,479,020)
Dividend	-	-	(50,756)	-	(98,635)
Net loss available to common stockholders	$(587,842)	$(1,940,362)	$(1,847,995)	$(2,013,907)	$(4,577,655)

Net loss available to common stockholders per share:
Basic and Diluted	$(0.02)	$(0.14)	(0.08)	$(0.14)

Weighted average shares outstanding:
Basic and Diluted	28,455,922	14,331,210	24,359,739	14,331,210

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.

Statements of Changes in Stockholders’ Deficit (Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Issuance of common stock for services on January 29, 2007, inception			14,331,210	$14,331	$6 ,669	$-	$21,000
Net loss						(533,185)	(533,185)

Balance at December 31, 2007	-	$-	14,331,210	$14,331	$6 ,669	$(533,185)	$(512,185)

Preferred stock sold for cash			1,119,199	1,119	498,881		500,000
Common stock issued as payment for services			3,456,551	3,457	1,819,943		1,823,400
Warrants issued in connection with sale of preferred stock					47,879	(47,879)
Net loss						(2,148,597)	(2,148,597)

Balance at June 30, 2008	-	$-	18,906,961	$18,907	$2,373,372	$(2,729,661)	$(337,382)

Stock option compensation					194,030		194,030
Net loss						(488,458)	(488,458)

Balance at September 30, 2008	-	$-	18,906,961	$18,907	$2,567,402	$(3,218,119)	$(631,810)

Preferred stock sold in connection with reverse merger			279,800	280	124,720		125,000
Redemption of shares			(436,761)	(437)	437		-
Bio shares outstanding before reverse merger			9,280,178	9,280	(9,2 80)		-
Common stock issued as payment for services			350,000	350	454,250		454,600
Warrants issued in connection with issuance of convertible debt					26,357		26,357
Warrants issued in connection with sale of preferred stock					5 0,756	(50,756)	-
Stock option compensation					4,590		4,590
Net loss						(720,938)	(720,938)

Balance at December 31, 2008	-	$-	28,380,178	$28,380	$3,219,232	$(3,989,813)	$(742,201)

Preferred stock sold for cash	111,111	111			99,889		100,000
Warrants issued in connection with issuance of convertible debt					22,888		22,888
Common stock issued as payment for services			225,705	226	183,174		183,400
							-
Net loss						(587,842)	(587,842)

Balance at March 31, 2009	111,111	$111	28,605,883	$28,606	$3,525,183	$(4,577,655)	$(1,023,755)

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.

Statements of Cash Flows (Unaudited)

			Inception,
			Through
	Nine Months Ended March 31,		March 31,
	2009	2008	2009

Operating activities:
Net loss	$(1,797,239)	$(2,013,907)	$(4,479,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,641	2,703	11,047
Warrants issued in connection with convertible notes payable	40,147	-	40,147

Common stock issued for services	638,000	1,823,400	2,482,390
Stock option compensation	198,620	-	198,620
Effect of changes in:
Prepaid expenses and other current assets	(312)	(7,226)	(1,757)
Deposits	-	-	(9,500)
Accounts payable and accrued expenses	111,237	16,187	167,952
Deferred revenue	26,000	-	26,000
Net cash used in operating activities	(777,906)	(178,843)	(1,564,121)

Investing activities:

Purchase of Property and Equipment	-	(5,145)	(30,712)
Net investing activities	-	(5,145)	(30,712)

Financing activities:
Proceeds from line of credit borrowings	9,061	172,799	636,917
Proceeds from sales of preferred stock	225,000	500,000	725,000
Proceeds from convertible notes payable	235,000	-	235,000
Net cash provided by financing activities	469,061	672,799	1,596,917
Net increase (decrease) in cash	(308,845)	488,816	2,084
Cash, beginning of period	310,929
Cash, end of period	$2,084	$488,811	$2,084

Supplemental disclosures of cash flow information:
Cash paid for interest	$32,905	$32,950	$76,147
Cash paid for income taxes	$-	$-	$1,850
Supplemental disclosure of non-cash investing and financing activities:
Dividend issued to preferred stockholders, as converted	$50,756	$-	$98,635
Conversion of preferred to common shares in reverse merger	$625,000	$-	$625,000

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009

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

2. Basis of Presentation

On October 24, 2008, the Company effected a transaction with Bio Energy, Inc., a non-operating shell company (“Bio”) (the “Transaction”).  Under the terms of the Transaction, Bio performed a 7.5-to-1 forward stock split of its outstanding shares of common stock.  Bio issued 18,750,000 (post forward split) of its shares of common stock and assumed 410,000 warrants and 675,000 common stock options in exchange for 100% of the outstanding shares of the Company.  Immediately after the Transaction, there were a total of 28,030,178 shares of common stock outstanding, consisting of 18,750,000 shares owned by the Company, as well as an additional 9,280,178 owned by others.    The warrants converted to options to purchase 460,646 shares of Bio Common Stock

The exchange of Hydro options and warrants for Bio options and warrants constituted a modification of their original grants as defined in SFAS No. 123(R). Accordingly, the Company made an assessment of the difference in their fair values immediately prior to, and immediately after the Transaction. Due to the relatively short period of time between the original issuance date and the Transaction date, as well as the fact that the holders received fewer options in Bio than they had in Hydro, there was no additional compensation expense recognized as a result of this modification.

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

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Article 10 of Regulation S-X under the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation are included herein. Operating results for the three month period March 31, 2009 are not indicative of the results that maybe expected for the fiscal year ending June 30, 2009.  These unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 8-K filed November 14, 2008.

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

Revenue Recognition

The Company recognizes revenues in accordance to the Securities and Exchange Commission Staff Accounting Bulletin (“SAB” 101, Revenue Recognition, as amended by SAB 104. As of March 31, 2009 the Company received a deposit from a customer of $26,000 relating to a sales order not yet completed.  This amount has been reflected in deferred revenue on the accompanying balance sheet as of March 31, 2009.  As of March 31, 2009 the Company has not recognized any revenue from the sales of its bio-diesel fuel production systems.

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

The Company has no significant operating history and, from January 29, 2007, (inception), through March 31, 2009, has generated a cumulative net loss of $4,479,020.  The Company also has negative cash flow from operations and a stockholders’ deficit. The accompanying financial statements for the three months and nine months ended March 31, 2009 have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  SFAS No. 160 establishes accounting and reporting standards for the non—controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, of which the Company currently has none.  All other requirements of SFAS No. 160 shall be applied prospectively.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company anticipates that SFAS No. 160 will not have any significant impact on the Company’s financial statements.

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

5. Net Loss per Common Share – Basic and Diluted

The Company computes loss per common share using SFAS No. 128, Earnings Per Share.  The net loss per common share, both basic and diluted, is computed based on the weighted average number of shares outstanding for the period. The diluted loss per common share is computed by dividing the net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued.  As of March 31, 2009, the Company had 545,646 stock options and 436,450 warrants outstanding to purchase common stock that were not included in the diluted net loss per common share due to the options and warrants being anti-dilutive.  In addition, the Company had $235,000 of convertible notes payable outstanding (see Note 8) which are convertible into common stock of the Company that were not included in the diluted net loss per common share due to the amounts being anti-dilutive. As such, the basic and diluted loss per common share equals the net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

6. Property and equipment

Property and equipment consisted of the following as of March 31, 2009 (unaudited) and June 30, 2008.

	March 31,	June 30,
	2009	2008

Leasehold improvements	$2,475	$2,475
Furniture and fixtures	26,837	26,837
Office equipment	1,400	1,400
	30,712	30,712

Less: accumulated depreciation	(11,047)	(5,406)

	$19,665	$25,306

Depreciation expense for the three months ended March 31, 2009 and 2008 amounted to $3,379 and $1,132, respectively.  Depreciation expense for the nine months ended March 31, 2009 and 2008 amounted to $5,641 and $2,703, respectively.

7. Line of Credit

On February 2, 2007, the Company contracted a $700,000 revolving line of credit from National Bank of California.  The line of credit bears interest at Prime plus 1%, which was 4.25% (1% plus 3.25% prime rate) at March 31, 2009 and 6% (1% plus 5% prime rate) at June 30, 2008.  The balance outstanding under this line of credit was $636,917 at March 31, 2009 and $627,856 at June 30, 2008.  The maturity date of this loan was Jan 2, 2009, but was extended to May 1, 2009.  This line of credit is personally guaranteed by the Company’s major shareholders and Board members, and secured by the assets of the Company.

8. Convertible Notes Payable

In December 2008, the Company entered into a Note and Warrant Purchase Agreement (the “Agreement”), where the Company issued an aggregate of $125,000 of notes payable which accrue interest at rate of 12% per annum and are due on April 30, 2009.  In January, 2009 the Company entered into an additional Agreement where the Company issued an aggregate of $110,000 of notes payable which accrue interest at rate of 12% per annum and are due on April 11, 2009. Under the terms of the Agreements, the lenders may convert all principal and accrued interest into shares of the Company’s common stock at a conversion rate equal to the average closing price of the Company’s closing stock for the 10 days immediately preceding the conversion request.

In addition, in accordance with the Agreements, the Company issued to the lenders warrants to purchase an aggregate of 156,666 shares of the Company’s common stock at an exercise price of between $1.25 and $1.50 per share.  The warrants are vested immediately and have a contractual life of 3.75 to 4 years.  The fair value of each warrant was estimated on the date of grant using the Black-Scholes valuation model with input assumptions of (1) volatility of 148%, (2) expected life of 1.5 to 2 years, (3) risk free rates ranging from 0.68% to 1.60% and (4) expected dividends of zero.  The total fair value of the warrants issued amounted to $49,246, which was recorded as a discount to the face value of the convertible notes payable.  As of March 31, 2009 (unaudited), the remaining discount amounted to $9,099 and the carrying value of the convertible notes payable amounted to $225,901.

9. Stockholders’ Equity

Authorized shares – As a result of the merger with Bio (see Note 2) the Company was authorized under its Amended and Restated Certificate of Incorporation to issue Common Stock only.  On March 17, 2009, the Company  filed Amended and Restated Articles of Incorporation and created two  new series of preferred stock, the first of which is designated Series A Preferred Stock and the second of which is designated as Series B Preferred Stock ..  The total number of shares of Common Stock which this corporation shall have authority to issue is 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock of which 5,000,000 shares are designated as Series A Preferred Stock, and 5,000,000 shares are designated as Series B Preferred Stock, with the rights, preferences and privileges of the Series B Preferred Stock to be designated by the Board of Directors. Each share of Common Stock and Preferred Stock has a par value of $.001.

Series A Preferred Stock The total number of shares of this preferred stock which this corporation shall have the authority to issue is 5,000,000 shares of Preferred Stock at a purchase price equal to the closing price of the Company’s Common Stock the business day immediately preceding the purchase by the Subscriber. Each share of this preferred stock has a par value of $.001, together with warrants, exercisable for a number of shares of common stock of the Company, $.001 par value per share equal to 100% of the number of shares of Common Stock that would be issuable upon initial conversion of the Preferred Stock, at an exercise price of $1.25 per share.  This stock is convertible into shares of Common Stock of the Company at any time at the election of the holder.

Series B Preferred Stock.  The Company has authorized 5,000,000 shares of Preferred Stock as Series B Preferred Stock.  The Board of Directors can establish the rights, preferences and privileges of the Series B Preferred Stock.  There are no shares of Series B Preferred Stock outstanding.

Series A-1 Preferred Stock – As a result of the merger with Bio (see Note 2) the Company no longer has any Preferred Stock authorized or issued except as noted above. Following is a discussion about Preferred Stock issuances prior to the Bio merger.

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

On October 24, 2008, in connection with the Bio transaction (see Note 2), 410,000 warrants in Hydro converted to 279,800 warrants in Bio.

In December 2008, the Company issued an aggregate of 83,333 warrants to purchase shares of the Company’s common stock at an exercise price of $1.50 per share (see Note 8).

On March 17, 2009, , in conjunction with the issuance of a total of 111,111 shares of Series A Preferred Stock, the Company issued 111,111 warrants to purchase shares of common stock at an exercise price of $1.25 per share.  The warrants vest immediately and have a contractual life of 3.75 years.  The total value of the warrants issued amounted to $20,808.  The value was determined using the Black-Scholes valuation model with input assumptions of (1) volatility of 64%, (2) expected life of 3.75 years, (3) risk free rate of 1.70%, and (4) expected dividends of zero

10. Share Based Compensation

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

On October 24, 2008 675,000 options in Hydro were converted to 460,646 options in Bio (see Note 2)

On October 28 the Company issued 85,000 stock options to purchase shares of the Company’s common stock at an exercise price of $2 per share.  The options vest immediately. Of the 85000 options issued, 50,000 have a contractual life of nine months from issuance and the remaining 35,000 have a contractual life of ten years. The total value of the options issued on October 28, 2008 amount to $21, which is included in general and administrative expenses in the accompanying statements of operations.

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

Expected life in years	0.38 - 5.0
Stock price volatility	64% -148%
Risk free interest rate	0.68% - 1.60%
Expected dividends	None
Forfeiture rate	0%

The following summarizes the activity of the Company’s stock options for the nine months ended March 31, 2009:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2008	-	$-	-	$-
Granted	545,646	1.72	9.38	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2009	545,646	1.72	9.38	-

Vested and expected to vest at March 31, 2009	545,646	1.72	9.38	-

Exercisable at March 31, 2009	545,646	1.72	9.38	-

There were no options exercised as of March 31, 2009.  There is no unvested compensation as of March 31, 2009.  The weighted average grant date fair value of options granted during the nine months ended March 31, 2009 amounted to $0.26 per share.

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

Hydro, in its capacity as the operating company taking over Bio’s income tax positions in addition to its own positions after October 24, 2008 (see Note 2), has estimated its annual effective tax rate to be zero. This is based on an expectation that the combined entity will generate net operating losses in the year ending June 30, 2009, and it is not more likely than not that those losses will be recovered using future taxable income. Therefore, no provision for income tax has been recorded as of and for the period ended  March 31, 2009.

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

We are a development stage enterprise that is primarily engaged in the development of a bio-diesel fuel production system (Bioforce 9000 and the Reactor Skid).  The initial focus of the Company’s research and development is the generation of products for our target market of US and International bio-diesel producers.  We expect that the first commercial installation of the Bioforce 9000 reactor skid system will be operational in May of 2009 in Moberly, Missouri.  The Company’s success will depend in part on its ability to obtain patents, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries.  There can be no assurances that patents issued to the Company will not be challenged, invalidated, or circumvented, or that the rights granted hereunder will provide proprietary protection or competitive advantage to the Company.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

The following is a comparison of the results of operations for the Company for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008	$ Change	% Change

General and administrative expenses	$460,170	$81,694	$388,607	463.3%
Research and development expenses	79,079	1,848,567	(1,769,488)	-95.7%
Total operating expenses	539,249	1,930,261	(1,391,012)	-72.1%
Loss from operations	(539,249)	(1,930,261)	1 ,391,012)	-72.1%
Interest expense	(48,593)	(10,101)	(38,493)	381.1%
Loss before income taxes	(587,842)	(1,940,362)	1 ,352,520	-69.7%
Income tax expense	-	-	-	0.0%
Net loss	$(587,842)	$1,940,362)	$1 ,352,520	-69.7%

Sales

We had no sales for the three months ended March 31, 2009 or 2008.  We expect to be able to achieve sales during the fiscal year ending June 30, 2009.

General and Administrative Expenses

Our general and administrative expenses increased by $388,607, or 543%, for the three months ended March 31, 2009 as compared to 2008.  In 2009, we issued shares of common stock to consultants in payment for their services to the Company which resulted in expenses of $183,400. We had no such expenses in 2008.  In addition, we incurred increased salary and related expenses of approximately $157,075 in 2009 resulting from the Company having more employees.  We also incurred increased legal and accounting fees of approximately $61,442 in 2009 due primarily to expenses incurred in conjunction with the Company’s reverse merger transaction and costs associated with management engaging an outside accounting consultant during the quarter ended March 31, 2009.

Research and Development Expenses

Our research and development expenses decreased by $1,769,488, or 96% for the three months ended March 31, 2009 as compared to 2008.  The decrease resulted from fewer costs associated with the Company’s fabrication and prototype development

Interest Expense

Interest expense for the three months ended March 31, 2009 increased by $38,493 to $48,593 as compared to 2008.

Results of Operations for the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008

	Nine Months Ended
	March 31,
	2009	2008	$ Change	% Change

General and administrative expenses	$1,469,702	$118,533	$1,351,169	1139.9%
Research and development expenses	257,625	1,858,795	(1,601,170)	-86.1%
Total operating expenses	1,727,327	1,977,328	(250,001)	-12.6%
Loss from operations	(1,727,327)	(1,977,328)	250,001	-12.6%
Interest expense	(69,912)	(36,579)	(33,333)	91.1%
Loss before income taxes	(1,797,239)	(2,013,907)	2 16,668	-10.8%
Income tax expense	-	-	-	0.0%
Net loss	$(1,797,239)	$(2,013,907)	$2 16,668	-10.8%

Sales

We had no sales for the nine months ended March 31, 2009 or 2008. In December 2008, we received a deposit for the sale of our first operational bio-diesel production system. As the specifics of the sale had not yet been finalized, we deferred this revenue until such time as we have a fully documented contract of sale. We believe this will be during our fiscal fourth quarter ending  June 30, 2009.

General and Administrative Expenses

Our general and administrative expenses increased by $1,351,169, or 1,140%, for the nine months ended March 31, 2009 as compared to 2008.  In 2009, we issued shares of common stock to consultants in payment for their services to the Company which resulted in expenses of $638,000.  We had no such expenses in 2008.  We also issued stock options to employees as compensation in 2009 resulting in increased expense of $198,620.  We had no such expenses in 2008.  In addition, we incurred increased salary and related expenses of approximately $285,744 in 2009 resulting from the Company having more employees.  We also incurred increased legal and accounting fees of approximately $177,450 in 2009 due primarily to expenses incurred in conjunction with the Company’s reverse merger transaction and costs associated with management engaging an outside accounting consultant during the quarter ended March 31, 2009.

Research and Development Expenses

Our research and development expenses decreased by $1,601,170, or 86% for the nine months ended March 31, 2009 as compared to 2008.  The decrease related primarily to fewer costs associated with fabrication and prototype development.

Interest Expense

Interest expense increased by $33,333, or 91.1% for the nine months ended March 31, 2009 as compared to 2008. Interest expense for the nine months ended March 31, 2009 increased as compared to 2008 primarily as a result of the Company’s amortization of convertible debt issued in December 2008 and in February 2009 in the amount of $40,146. We had no such expenses in 2008.

Liquidity and Capital Resources

Our principal source of funds has been from borrowings under a line of credit agreement, as well as money raised from the sale of preferred stock.  At March 31, 2009, we had borrowings of $636,917 compared with $627,856 at June 30, 2008.  In addition, on March 31, 2008, we raised $500,000 through the sale of 1,000,000 shares of our preferred stock and on October 3, 2008, we raised $125,000 through the sale of 1,050,000 shares of our preferred stock.  We also raised an additional $125,000 through the issuance of convertible notes payable in December 2008 and an additional $110,000 through the issuance of convertible notes payable in February 2009.  We raised an additional $100,000 in March 2009 through the sale of 111,111 shares of our Series A preferred stock

As of March 31, 2009, we had cash of $2,084 as compared to $310,929 at June 30, 2008.  The decrease in cash is primarily due to the cash used in operations for the nine months ended March 31, 2009.

As of March 31, 2009, our total current liabilities, excluding our outstanding line of credit balance and convertible notes payable, were $167,943, compared to $56,706 at June 30, 2008. Current liabilities at March 31, 2009 included accounts payable, accrued liabilities and deferred revenue, and represented primarily outstanding amounts for deferred revenue, salaries and professional fees.

We have no significant operating history and, from January 29, 2007, (inception), through March 31, 2009, we have generated a net loss of $4,479,020.  Management’s plan is to raise additional debt and/or equity financing to fund future operations and to provide additional working capital.  However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the company may curtail its operations.

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  SFAS No. 160 establishes accounting and reporting standards for the non—controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, of which the Company currently has none.  All other requirements of SFAS No. 160 shall be applied prospectively.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company anticipates that SFAS No. 160 will not have any significant impact on the Company’s financial statements.

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

Item 4. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as of March 31, 2009, the end of the period covered by this quarterly report. Based on their evaluation, our principal executive officer and principal financial officer concluded that, due to the existence of material weaknesses, our disclosure controls and procedures are not effective as of March 31, 2009.

Management identified material weaknesses which were reported in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 14, 2008, under Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to the identified material weaknesses.

In an effort to mitigate and remediate some of these material weaknesses, management engaged an outside accounting consultant during the quarter ended  March 31, 2009.  In addition, we have started to identify ways to improve our standards and procedures, including upgrading and establishing controls over the accounting system to ensure we have appropriate internal control over financial reporting.

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

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds

On October 24, 2008, Bio Energy, Inc, completed an acquisition of all the outstanding shares of Hydrodynamic Technology, Inc, In connection with this transaction, Bio Energy, Inc. issued 18,750,000 shares of its common stock to the shareholders of Hydrodynamic Technology, Inc. in exchange for all the outstanding shares of Hydrodyanamic Technology, Inc.

On March 17, 2009, the Company issued 111,111 shares of Series A Preferred Stock along with a warrant to purchase 111,111 shares of Common Stock at a purchase price of $1.25 per share.  The common stock and the warrant were issued to a foreign accredited investor for a purchase price of $100,000.00

Item 3 – Defaults Upon Senior Securities

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

On March 16, 2009, we amended our certificate of incorporation to (i) increase the number of authorized shares to 110,000,000; (ii) designate 5,000,000 shares as Series A Preferred Stock and (iii) designate 5,000,00 shares as Series B Preferred Stock with the rights, preferences and privileges to be determined by the Board. We submitted the matter to our shareholder via written consent and a majority of the outstanding shares voted in favor of the amendment.
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

CAVITATION TECHNOLOGIES, INC.

May 13, 2009
	By:	/s/ Roman Gordon

Roman Gordon, Chief Executive Officer