Form 10-K
period 2009-06-30
Cavitation Technologies, Inc.
filed 2009-09-28
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-29901

Cavitation Technologies, Inc.
(Exact name of Registrant as Specified in its Charter)

Nevada	20-4907818
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10019 CANOGA AVENUE, CHATSWORTH, CALIFORNIA 91311
(Address, including Zip Code, of Principal Executive Offices)

(818) 718-0905
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class:	Name of Each Exchange on Which Registered:

None	Over the Counter (Bulletin Board)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $0.001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.101 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐   Non-Accelerated Filer ☐     Smaller Reporting Company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non voting common equity held by non-affiliates of the registrant by reference to the price at which the common equity was last sold, or of the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completely second fiscal quarter: $33,204,808 as of December 31, 2008 based on the closing price of $1.17 per share and 28,380,178 shares outstanding.

The registrant had 28,380,178 shares of Common Stock, par value $0.001 per share, outstanding at December 31, 2008 and 35,330,300 shares of common stock outstanding September 24, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the exhibits attached hereto contain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We use words like “expects,” “believes,” “intends,” “anticipates,” “plans,” “targets,” “projects” or “estimates” in this annual report. When used, these words and other, similar words and phrases or statements that an event, action or result “will,” “may,” “could,” or “should” result, occur, be taken or be achieved, identify “forward-looking” statements. Such forward-looking statements are subject to certain risks and uncertainties, both known and unknown, and assumptions.

Our management has included projections and estimates in this annual report, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

We qualify all the forward-looking statements contained in this annual report by the foregoing cautionary statements.

PART I

ITEM 1.  BUSINESS

The following discussion includes forward-looking statements, including but not limited to, management’s expectations of competition; revenues, margin, expenses and other operating results or ratios; operating efficiencies; economic conditions; cost savings; capital expenditures; liquidity; capital requirements; acquisitions and integration costs; operating models; exchange rate fluctuations and rates of return.  We disclaim any duty to update any forward-looking statements.

Introduction

Hydrodynamic Technology, Inc. dba Cavitation Technologies, Inc (“Hydro”, or the “Company”), incorporated on January 29, 2007 in California, is a development stage enterprise primarily engaged in the application of environmentally friendly NANO technology based systems.  We are a “GreenTech” company whose mission is to make the world better through our patent pending technologies which have unique, useful, and environmentally friendly commercial applications in markets such as vegetable oil processing, renewable fuels, alcoholic beverage enhancement, water recycling and desalination, water–oil emulsions, and crude oil yield enhancement. The systems use our patent pending, multi-stage, continuous flow-through, hydrodynamic NANO Technology in the form of reliable, cost effective, cavitation reactors. We believe the application of our technology can dramatically reduce operating costs and improve yields versus competitive solutions while offering clients an attractive return on investment.

Research and development has led to products which include the Green D De-gumming System, a vegetable oil de-gumming system, and the Bioforce 9000 Reactor Skid System which performs the transesterification process during the production of biodiesel.

Our Green D De-gumming System uses a patent pending NANO Cavitation Process that converts crude non-degummed vegetable oils into high quality de-gummed oils at lower costs and higher yields. This system is scheduled for operational testing before the end of 2009. The global target market for our Green D System includes approximately 7,000 worldwide vegetable oil de-gumming processors.  The global demand for processed vegetable oils has grown consistently over the past five years from 118 million metric tons in 2005/6 to about 133 million metric tons in 2008/09.  We believe there will continue to be growing demand for technology that processes vegetable oils at lower costs and/or higher yields.

We also offer the fully automated Bioforce 9000 NANO Reactor Skid System which performs the transesterification process during the production of biodiesel; that is, it fully converts all mono-, di-, and tri-glycerides contained in feedstock (such as animal fats and vegetable oils) into methyl esters (biodiesel). The Bioforce 9000 offers many advantages including the ability to use multiple feedstocks with up to 3% FFA (free fatty acids) simultaneously. The first commercial installation of our Bioforce 9000 is included in a new biodiesel production plant that is expected to be fully operational in September 2009 in Moberly, Missouri. The global demand for petroleum-based diesel is about 345 billion gallons/year. We have been impacted by the downturn in the worldwide economy and the slowdown in the demand for biodiesel.  Factors which can spur the demand for biodiesel and our products include legislation which mandates increased use of biodiesel, a reduction in the cost of raw materials (feedstock) used in the production of biodiesel, and an increase in the price of competitive products such as petroleum-based diesel fuel. These adverse economic conditions may continue to negatively affect our revenues and profitability over the near term. Nevertheless, we intend to lease and license our technology through a global distribution network of engineering consulting firms and others who design, build, and recommend biodiesel production systems and vegetable oil de-gumming systems. It is our intention to be a leader in providing the technology that will replace petroleum-based diesel fuel with biodiesel.

Both the Bioforce 9000 and the Green D+ Plus Systems use our unique patents pending, continuous flow-through, hydrodynamic NANO Cavitation Technology in the form of reliable, cost effective, multi-stage cavitation reactors.  Our NANO technology process creates particles smaller than one micron (nano particles) and bonds these particles at the molecular level in nano seconds thereby creating a low cost, high quality finished product that reduces energy requirements and other operating costs and improves yield versus other solutions. These reactors have no moving parts and are scalable to any volume.

Our success will depend in part on our ability to obtain patents, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries. We have seven patent applications pending in the US and have applied for three international patents.  We intend to apply for new patents on a regular basis. Our patents pending apply to potential commercial applications in markets such as vegetable oil processing, renewable fuels production, waste water treatment, water–oil emulsions, crude oil yield enhancement, and alcoholic beverage enhancement. There can be no assurances that patents issued to the Company will not be challenged, invalidated, or circumvented, or that the rights granted hereunder will provide proprietary protection or competitive advantage to the Company. We are a public company with stock traded on the Over the Counter Bulletin Board with ticker symbol CVAT. Our stock is also traded on the Berlin Stock Exchange with symbol WTC-BER. Our only location is our headquarters in Chatsworth, California. We have four employees and have engaged approximately  40 consultants and independent contractors over the past two years.

Employees

As of June 30, 2009, we employed four full-time employees. We consider our relationship with employees to be good.

ITEM 1A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a Smaller Reporting Company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Our corporate headquarters is located in Chatsworth, California. This 6,000 square foot facility includes office space and an area to conduct research and development. As of August 12, 2009, we rented this facility for which we incur a monthly expense. We do not anticipate any material difficulties with the renewal of our rental agreement when it expires or in securing replacement facilities on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceeding against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock.  Our Common Stock is traded on the Over the Counter Bulletin Board under the symbol CVAT. The following table sets forth the high and low price per share based on the closing price of our Common Stock for the periods indicated.

		HIGH		LOW

Fiscal 2009	First Quarter – No trading	$	N/A	NA
	Second Quarter		1.70	1.01
	Third Quarter		1.20	0.71
	Fourth Quarter		1.00	0.53

We became a public company through a reverse merger process that was effected in October 2008. The first day of public trading of our stock was November 11, 2008.  Since our fiscal year ends June 30, public trading of our stock began in the second quarter of fiscal 2009. As of August 12, 2009 there were 57 holders of record of our Common Stock. This does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.

Dividend Policy.  We have neither declared nor paid any dividends on our Common Stock in the preceding two fiscal years. We currently intend to retain future earnings to fund ongoing operations and finance the growth and development of our business and, therefore, do not anticipate declaring or paying cash dividends on our Common Stock for the foreseeable future. Any future decision to declare or pay dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deems relevant. In addition, certain of our debt facilities contain restrictions on the declaration and payment of dividends.

Our Series A Preferred Stock bears a 6% cumulative dividend per annum.  Dividends may be paid in cash or in additional shares of Series A Preferred Stock, at the Company’s preference.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Unregistered Sales of Equity Securities and Use of Proceeds

The common stock activity for all periods presented in the accompanying financial statements have been restated to give retroactive recognition to the stock split and the conversion to Bio shares. In addition, all references in the financial statements and notes to financial statements to weighted average number of shares, per share amounts, and market prices of the Company’s common stock have been restated to give retroactive recognition to the stock split.

On October 3, 2008, the Company issued 210,000 units comprised of five shares of its Series A-1 Preferred Stock (total of 1,050,000 preferred shares) and one warrant to purchase one share of common stock at $0.75 per share for total proceeds of $525,000 which were placed in escrow. Upon the closing of escrow on October 3, 2008, $400,000 was used to purchase 50.5% of the outstanding shares of Bio (see Note 2 to the consolidated financial statements), and the remaining $125,000 was distributed to the Company.

On October 24, 2008, the Company entered into a share exchange agreement with Bio in which Bio acquired all of the outstanding shares of the Company’s stockholders. Bio Energy, Inc. issued 18,750,000 shares of its common stock to the stockholders of Hydrodynamic Technology, Inc. in exchange for all the outstanding shares of Hydrodynamic Technology, Inc. Under the terms of the share exchange agreement, Bio performed a 7.5-to-1 forward stock split of its outstanding shares of common stock.

On October 24, 2008, in connection with the reverse merger, all shares of Series A-1 Preferred Stock were converted to common shares of Bio. The accompanying financial statements have retroactively shown the recapitalization for all periods presented. As a result of the merger with Bio, the Company no longer has any Series A-1 Preferred Stock authorized or issued. In connection with the Bio transaction, 410,000 warrants to purchase 410,000 shares of Common Stock of Hydro converted into 279,800 warrants to purchase 279,800 shares of Common Stock of Bio.

On March 17, 2009, the Company filed Amended and Restated Articles of Incorporation, which authorized the Company to issue up to 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock, of which 5,000,000 shares are designated as Series A Preferred Stock and 5,000,000 shares are designated Series B Preferred Stock, with the rights, preferences and privileges of the Series B Preferred Stock to be designated by the Board of Directors.  Each share of Common Stock and Preferred Stock has a par value of $0.001.

On March 17, 2009 the Company issued 111,111 shares of Series A Convertible Preferred Stock at a purchase price of $0.90/share, which was equal to the closing price of the Company’s Common Stock on the business day immediately preceding the purchase by the Subscriber. The preferred stock was issued to a foreign accredited investor for a purchase price of $100,000.  Each share of Series A Preferred Stock is convertible at the owner’s option into 1.125 shares of common stock.  The preferred shares are convertible into shares of Common Stock of the Company at any time at the election of the holder but will automatically convert to Common Stock on March 17, 2012.

On April 22, 2009, the Company issued 166,666 shares of common stock at $0.60 per share and 66,666 warrants to purchase 66,666 shares of Common Stock at an exercise price of $1.50 per share for a total consideration of $100,000.  The warrants vest immediately and have a contractual life of 3 years. The total value of the warrants issued amounted to $0.  The value was determined using the Black-Scholes valuation model with input assumptions of (1) volatility of 64%, (2) expected life of 1.5 years, (3) risk free rate of 0.76%, and (4) expected dividends of zero.

In June 2009, the Company issued 366,666 shares of common stock at prices ranging from $0.50 to $0.60 per share along with warrants to purchase 396,666 shares of Common Stock at exercise prices ranging from $0.60 to $1.25 per share, for a total consideration of $200,000.  The warrants vest immediately and have a contractual life ranging from 3 to 5 years. The total value of the warrants issued amounted to $5,678.  The value was determined using the Black-Scholes valuation model with input assumptions of (1) volatility of 64%, (2) expected life ranging from 3 to 5 years, (3) risk free rate ranging from 0.85% to 1.55%, and (4) expected dividends of zero.

In summary, for fiscal 2009 we issued 661,303 shares of common stock valued at $639,673 to service providers who provided advertising and marketing services.  We also received $300,000 in cash in exchange for 533,332 common shares. In fiscal 2009, we also issued 111,111 preferred shares for $100,000.  In 2008, we issued 3,456,550 shares of  common stock valued at $1,823,400 to service providers who supported our research and development activities.  In fiscal 2008, we also issued 1,000,000 shares of  preferred stock for $500,000.  Further, for fiscal 2009, we issued warrants to purchase 1,374,421 shares of Common Stock with exercise prices ranging from $0.60 to $1.75 per share.  The warrants vest immediately and have a contractual life ranging from 1.5 to 5 years. The total value of the warrants issued amounted to $303,123.  The value was determined using the Black-Scholes valuation model with input assumptions of (1) volatility of 64% - 148%, (2) expected life ranging from 1.5 to 2.5 years, (3) risk free rate ranging from 0.85% to 1.55%, and (4) expected dividends of zero.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Our Business

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

Management’s Plan

The Company is a development stage entity and is primarily engaged in the development of a bio-diesel fuel production systems (Bioforce 9000 and the Reactor Skid). The initial focus of the Company’s research and development will be the generation of products for our target market of US and International biodiesel producers. The Company’s success will depend in part on its ability to obtain patents, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurances that patents issued to the Company will not be challenged, invalidated, or circumvented, or that the rights granted hereunder will provide proprietary protection or competitive advantage to the Company.

The Company has no significant operating history and, from January 29, 2007, (inception), through June 30, 2009, has generated a net loss of $5,177,773. The Company also has negative cash flow from operations and negative net equity. The accompanying financial statements for the year ended June 30, 2009, the six month period ended June 30, 2008, the period from January 29, 2007 (date of inception) through December 31, 2007, and the period from January 29, 2007 through June 30, 2009 have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

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

Results of Operations

In October 2008, we changed our fiscal year end from December 31st  to June 30th. Included in Item 8 of this annual report on Form 10-K are the consolidated balance sheets at June 30, 2009 and 2008 and the consolidated statements of operations, consolidated statements of stockholders’ deficit and consolidated statements of cash flows for the year ended June 30, 2009, the six month period ended June 30, 2008, the period from January 29, 2007 (date of inception) through December 31, 2007, and the period from January 29, 2007 through June 30, 2009. In order to provide the reader with meaningful comparisons, the following analyses provide comparison of the audited year ended June 30, 2009 with the unaudited year ended June 30, 2008 (derived from the results of operations of the last six months of fiscal year ended December 31, 2007 and the transition period ended June 30, 2008) and the unaudited year ended June 30, 2008 with the unaudited period ended June 30, 2007.

We have no significant operating history and from January 29, 2007 (date of inception) through June 30, 2009, we have generated net losses aggregating $5,177,773.

Results of Operations – Twelve Month Periods ended June 30, 2009 and June 30, 2008

		(Unaudited)
	2009	2008	$ Change	% Change

General and administrative expenses	$2,086,293	$303,327	$1,782,966	588%
Research and development expenses	311,793	2,126,966	(1,815,173)	-85%
Total operating expenses	2,398,086	2,430,293	(32,207)	-1%
Loss from operations	(2,398,086)	(2,430,293)	32,207	-1%
Interest expense	(97,905)	(46,420)	(51,485)	111%
Net loss	$(2,495,991)	$(2,476,713)	$(19,278)	1%

Revenue

During 2009, the Company received a deposit of $26,000 from a customer relating to an order for our first operational Bioforce 9000 Reactor Skid System. Because this transaction has not yet been fully completed, this amount has been reflected in deferred revenue on the accompanying consolidated balance sheet as of June 30, 2009. As of June 30, 2009, the Company has not recognized  any revenue, although we expect to achieve revenue during fiscal 2010.

Operating Expenses

Our operating expenses for fiscal 2009 amounted to $2,398,086 compared with $2,430,293 in 2008.  Principle components in 2009 were $793,408 in consulting fees, $307,512 in share-based compensation for services provided, $442,767 in salaries, and $307,208 in professional service fees such as legal, audit, and accounting. Compensation for services in the form of stock, warrants, and options declined from $1,823,400 in 2008 to $1,093,582 in 2009.  This occurred as our need for consulting and services to support our R&D efforts in fiscal 2008, our first full year of operations, were significant.  R&D in 2008 was focused largely on contracting the services of consultants and independent contractors to help us with the design and production of various NANO technology reactors and the development of our Bioforce 9000 Reactor Skid System.  In 2009 R&D was focused more on the design and development of our Green D (Vegetable Oil) De-gumming System that incorporates many of the benefits derived from R&D conducted in 2008. In 2009, the support we received from outside consultants and independent contractors was focused more on advertising and marketing.  In 2009 we also conducted R&D to develop other potential commercial applications for our technology including alcoholic beverage enhancement, water recycling and desalination, crude oil yield enhancement, and water-diesel emulsion. The increase in salary expense from $139,556 in 2008 to $442,767 in 2009 occurred as we started paying more salary to employees. Professional service fees increased from $25,205 to $307,208 in 2009 due largely to costs associated with the Company’s reverse merger, auditor services, engagement of an outside accounting consultant, and legal expenses associated with patent filings.

Interest Expense

Interest expense increased 111% from $46,420 in 2008 to $97,905 in fiscal 2009. This 2009 amount consists of $35,056 in interest charges on our revolving bank line of credit as well as $62,849 in interest expense linked primarily to convertible notes payable issued in December 2008 and February 2009.  The interest expense associated with the convertible notes payable included $49,245 attributable to amortization of the warrant value as well as $9,848 in interest computed on the principle amount at 12% per annum. In 2008, the interest expense on our revolving bank line of credit amounted to $46,382. There were no notes outstanding in 2008.

Liquidity and Capital Resources

Preferred Shares

During fiscal 2008, we raised $500,000 through the sale of 1,000,000 shares of preferred stock. On October 3, 2008, we raised $525,000 through the sale of 1,050,000 shares of preferred stock $400,000 which was used in part to finance the reverse merger. These series A-1 Preferred Shares were subsequently converted to common shares when the Company completed its reverse merger in October 2008. In March 2009 we raised another $100,000 through the sale of 111,111 shares of Series A convertible preferred stock.

Convertible Notes Payable

In December 2008 and February 2009 we issued $235,000 in convertible notes payable which carried an interest rate of 12%. The notes payable subsequently reduced to $200,000 on June 30, 2009.  In the first quarter of fiscal 2010, $180,000 of the notes converted to 374,124 shares of common stock and the remaining $55,000 was repaid.

Bank Line of Credit

At June 30, 2009, we had an outstanding balance of $636,917 from a $700,000 bank revolving line of credit compared with an outstanding balance of 627,856 at June 30, 2008.

Common Stock

During the 4th quarter of 2009, the company issued 533,332 shares of common stock and 433,332 warrants in exchange for an investment of $300,000.   In fiscal 2008 the Company issued common stock valued at $1,823,400 as payment for services.

Share-based Compensation

During fiscal 2009, we issued warrants and stock options valued at $453,555 as payment to service providers. During fiscal 2008, we issued no warrants or stock options to pay service providers.

Working Capital

At June 30, 2009, accounts payable and accrued expenses were $382,615 compared to $56,706 at June 30, 2008. This $325,909 increase is attributable mostly to the accrued salary of the president of the company.

Cash Flow

Net cash used in operating activities amounted to $995,292 in 2009 compared with $535,961 in 2008. This was due principally to non-cash items, including stock-based compensation expense, which declined from $1,823,400 in 2008 to $1,093,585 in 2009.  Financing in 2008 was provided by $85,309 in bank financing and $500,000 in preferred shares.  In 2009, bank financing increased by $9,061, preferred stock, notes payable, and common stock financed $225,000, $200,000, and $300,000, respectively.

Results of Operations – Fiscal Years ended June 30, 2008 and June 30, 2007

Because of the change in our fiscal year to June 30, and given the fact that our company was founded January 29, 2007, fiscal 2007 includes only the approximate five months from January 29, 2007 to June 30, 2007.  When comparing fiscal 2008 with fiscal 2007 therefore, we are comparing a 12-month period to a 5-month period using information derived from interim filings.

	(Unaudited)	(Unaudited)
	2008	2007	$ Change	% Change

General and administrative expenses	$303,327	$166,976	$136,351	82%
Research and development expenses	2,126,966	7,567	2,119,399	28,008%
Total operating expenses	2,430,293	174,543	2,255,750	12,924%
Loss from operations	(2,430,293)	(174,543)	2,255,750	12,924%
Interest expense	(46,420)	(8,207)	(38,213)	466%
Net loss	$(2,476,713)	$(182,750)	$(2,293,963)	12,553%

Revenue

The Company generated no revenue in fiscal 2007 or 2008.

Operating Expenses

General and Administrative Expenses increased 82% from $166,976 in 2008 to $303,327 in 2009. R&D Expenses increased dramatically from $7,567 in 2007 to $2,126,966 in 2008 as the Company issued share-based compensation valued at $1,823,400 to compensate consultants and independent contractors who contributed to our R&D effort. In fiscal 2007, there were no such expenditures. In fiscal 2008, salaries of $139,556 and professional service fees such as legal, audit, and accounting of $25,205 accounted for 13% of total operating expenses.

Interest Expense

Interest expense attributable primarily to our revolving bank line of credit increased from $8,208 in 2007 to $46,420 in 2008 due largely to the 5-month period in 2007 vs. the 12-month period of fiscal 2008.

Liquidity and Capital Resources

On February 7, 2007, the Company contracted a $700,000 revolving line of credit from National Bank of California. The outstanding balance on June 30, 2008 and June 30, 2007 was $627,856 and $457,389 respectively.  During fiscal 2008, we issued common stock valued at $1,823,400 to pay consultants and independent contractors for services provided. We had no such expenses in fiscal 2007.  During fiscal 2008, we raised $500,000 through the sale of 1,000,000 shares of preferred stock, which were then converted into 682,438 shares of common stock. We issued no preferred shares in 2007. Our accounts payable and accrued expenses increased to $56,706 at June 30, 2008 from approximately $6,789 at June 30, 2007.

Cash Flow

Net cash used in operating activities increased from $421,043 in 2007 to $535,961 in 2008. We financed our cash needs with a line of credit in 2007. In 2008, we financed our cash flow deficiency with the line of credit and the issuance of preferred stock.

It is our intent to raise additional debt and/or equity financing to fund operations. In addition, we expect to fund our operations from revenue generated in fiscal 2010. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs, or that the Company will be able to meet its future contractual obligations. Should we fail to obtain such financing, the company may curtail its operations.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cavitation Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Cavitation Technologies, Inc. (a development stage company) as of June 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended June 30, 2009, the six month period ended June 30, 2008, the period from January 29, 2007 (date of inception) through December 31, 2007, and the period from January 29, 2007 through June 30, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cavitation Technologies, Inc. as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the year ended June 30, 2009, the six month period ended June 30, 2008, the period from January 29, 2007 through December 31, 2007, and the period from January 29, 2007 through June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California
September 28, 2009

Cavitation Technologies, Inc
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	June 30,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$5,038	$310,929
Prepaid expenses and other current assets	2,341	1,445
Total current assets	7,379	312,374

Property and equipment, net	62,753	25,306
Other assets	9,500	9,500
Total assets	$79,632	$347,180

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$382,615	$56,706
Deferred revenue	26,000	—
Convertible notes payable	200,000	—
Line of credit	636,917	627,856
Total current liabilities	1,245,532	684,562

Commitments and contingencies, note 10

Stockholders' deficit:
Preferred stock ,$0.001 par value, 10,000,000 shares authorized, 111,111 shares and 0 shares issued and outstanding of Series A Preferred Stock as of June 30, 2009 and June 30, 2008, respectively	111	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,661,531 shares and 18,470,198 shares issued and outstanding as of June 30, 2009 and June 30, 2008, respectively	29,661	18,470
Additional paid-in capital	4,148,926	2,373,809
Deficit accumulated during the development stage	(5,344,598)	(2,729,661)
Total stockholders' deficit	(1,165,900)	(337,382)
Total liabilities and stockholders' deficit	$79,632	$347,180

See accompanying notes, which are an integral part of these financial statements

Cavitation Technologies, Inc
(A Development Stage Company)
Consolidated Statements of Operations

				January 29, 2007,
			January 29, 2007	Inception,
		Six Month	(date of inception)	Through
	Year Ended	Period Ended	through	June 30,
	June 30, 2009	June 2008	December 31, 2007	2009

General and administrative expenses	$2,086,293	$235,631	$264,819	$2,586,743
Research and development expenses	311,793	1,893,024	233,681	2,438,498
Total operating expenses	2,398,086	2,128,655	498,500	5,025,241
Loss from operations	(2,398,086)	(2,128,655)	(498,500)	(5,025,241)
Interest expense	(97,905)	(19,942)	(34,685)	(152,532)
Loss before income taxes	(2,495,991)	(2,148,597)	(533,185)	(5,177,773)
Income tax expense	—	—	—	—
Net loss	$(2,495,991)	$(2,148,597)	$(533,185)	$(5,177,773)

Net loss available to common stockholders per share:
Basic and Diluted	$(0.10)	$(0.13)	(0.04)

Weighted average shares outstanding:
Basic and Diluted	25,646,898	16,399,770	14,331,210

See accompanying notes, which are an integral part of these financial statements

Cavitation Technologies, Inc
(A Development Stage Company)
Consolidated Statements of Changes In Stockholders' Deficit

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Issuance of common stock for services on January 29, 2007, inception	—	—	14,331,210	$14,331	$6,669	$—	$21,000
Net loss	—	—	—	—	—	(533,185)	(533,185)

Balance at December 31, 2007	—	$—	14,331,210	$14,331	$6,669	$(533,185)	$(512,185)

Common stock sold for cash	—	—	682,438	682	499,318	—	500,000
Common stock issued as payment for services	—	—	3,456,550	3,457	1,819,943	—	1,823,400
Amortization of discount on convertible preferred stock	—	—	—	—	47,879	(47,879)	—
Net loss	—	—	—	—	—	(2,148,597)	(2,148,597)

Balance at June 30, 2008	—	$—	18,470,198	$18,470	$2,373,809	$(2,729,661)	$(337,382)

Preferred stock sold in connection with reverse merger for cash	—	—	716,520	717	124,283	—	125,000
Preferred stock sold for cash	111,111	111	—	—	99,889	—	100,000
Preferred stock - Beneficial Conversion Feature	—	—	—	—	11,111	(11,111)	—
Bio shares outstanding before reverse merger	—	—	9,280,178	9,280	(9,280)	—	—
Common stock issued as payment for services	—	—	661,303	661	639,012	—	639,673
Common stock sold for cash	—	—	533,332	533	299,467	—	300,000
Warrants issued in connection with issuance of convertible debt	—	—	—	—	49,245	—	49,245
Amortization of discount on convertible preferred stock	—	—	—	—	107,835	(107,835)	—
Warrants issued as payment for services	—	—	—	—	146,043	—	146,043
Stock option compensation	—	—	—	—	307,512	—	307,512
Net loss	—	—	—	—	—	(2,495,991)	(2,495,991)

Balance at June 30, 2009	111,111	$111	29,661,531	$29,661	$4,148,926	$(5,344,598)	$(1,165,900)

See accompanying notes, which are an integral part of these financial statements

Cavitation Technologies, Inc
(A Development Stage Company)
Statements of Cash Flows

			January 29,2007	January 29, 2007,
		Six Month	(date of inception)	Inception,
	Year Ended	Period Ended	through	Through
	June 30, 2009	June 30, 2008	December 31, 2007	June 30, 2009

Operating activities:
Net loss	(2,495,991)	(2,148,597)	$(533,185)	(5,177,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,212	2,263	3,143	12,618
Warrants issued in connection with convertible notes payable	49,245	—	—	49,245
Common stock issued for services	640,027	1,823,400	20,990	2,484,417
Stock option compensation	307,512	—	—	307,512
Warrants issued for services	146,043	—	—	146,043

Effect of changes in:

Prepaid expenses and other current assets	(897)	(1,445)	—	(2,342)
Deposits	—	—	(9,500)	(9,500)
Accounts payable and accrued expenses	325,557	49,917	6,799	382,273
Deferred revenue	26,000	—	—	26,000
Net cash used in operating activities	(995,292)	(274,462)	(511,753)	(1,781,507)

Investing activities:

Purchase of Property and Equipment	(44,660)	—	(30,712)	(75,372)
Net investing activities	(44,660)	—	(30,712)	(75,372)

Financing activities:
Proceeds from line of credit borrowings	9,061	85,309	542,547	636,917
Proceeds from sales of preferred stock	225,000	500,000	—	725,000
Payments on convertible notes payable	235,000	—	—	235,000
Proceeds from convertible notes payable	(35,000)	—	—	(35,000)
Proceeds from sale of common stock	300,000	—	—	300,000
		—	—	—
Net cash provided by financing activities	734,061	585,309	542,547	1,861,917

Net increase (decrease) in cash	(305,891)	310,847	82	5,038
Cash, beginning of period	310,929	82	—	—
Cash, end of period	5,038	310,929	82	5,038

Supplemental disclosures of cash flow information:
Cash paid for interest	48,660	19,942	34,685	103,287
Cash paid for income taxes	1,619	800	1,050	3,469

Supplemental disclosure of non-cash investing and financing activities:
Warrants issued in connection with Preferred Shares	107,835	47,879	—	155,714
Beneficial Conversion feature of Preferred Stock	11,111	—	—	11,111
Conversion of preferred to common shares in reverse merger	—	625,000	—	625,000
Proceeds from sales of preferred shares used to purchase shares of Bio	400,000	—	—	400,000

See accompanying notes, which are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization

Hydrodynamic Technology, Inc. dba Cavitation Technologies, Inc (“Hydro”, or the “Company”) was incorporated on January 29, 2007, in California. The Company designs and engineers environmentally friendly NANO technology based systems that use our patents pending, multi-stage, continuous flow-through, hydrodynamic cavitation reactors with systems that have  commercial application in industries such as vegetable oil de-gumming, renewable fuels, water recycling and desalination, alcoholic beverage enhancement, and crude oil yield enhancement.

Note 2 – Basis of Presentation and Going Concern

Management’s Plan Regarding Going Concern

The Company is a development stage entity and is primarily engaged in the development of a bio-diesel fuel production systems (Bioforce 9000 and the Reactor Skid). The initial focus of the Company’s research and development will be the generation of products for our target market of US and International biodiesel producers. The Company’s success will depend in part on its ability to obtain patents, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurances that patents issued to the Company will not be challenged, invalidated, or circumvented, or that the rights granted hereunder will provide proprietary protection or competitive advantage to the Company.

The Company has no significant operating history and, from January 29, 2007, (inception), through June 30, 2009, has generated a net loss of $5,177,773. The Company also has negative cash flow from operations and negative net equity. The accompanying financial statements for the year ended June 30, 2009, the six month period ended June 30, 2008, the period from January 29, 2007 (date of inception) through December 31, 2007, and the period from January 29, 2007 through June 30, 2009 have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

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

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

Basis of Presentation

On October 24, 2008, the Company effected a transaction with Bio Energy, Inc., a non-operating shell company (“Bio”) (the “Transaction”). Under the terms of the Transaction, Bio performed a 7.5-to-1 forward stock split of its outstanding shares of common stock. Bio issued 19,186,759 (post forward split) of its shares of common stock and assumed 410,000 warrants and 675,000 common stock options in exchange for 100% of the outstanding shares of the Company. Immediately after the Transaction, there were a total of 28,030,176 shares of common stock outstanding, consisting of 19,186,759 shares owned by the Company, as well as an additional 9,280,178 owned by others. The Company warrants and options converted into warrants and options to purchase 740,430 shares of Bio Common Stock

From a legal perspective, Bio acquired Hydro. However from an accounting perspective, the Transaction is viewed as a recapitalization of Hydro accompanied by an issuance of stock by Hydro for the net assets of Bio. This is because Bio did not have operations immediately prior to the merger, and following the merger, Hydro is the operating company. Hydro's officers and directors will serve as the officers and directors of the new combined entity. Additionally, Hydro's stockholders own over 80% of the outstanding shares of Bio after the completion of the transaction. In connection with the transaction, Bio also changed its name to Cavitation Technologies, Inc.

In 2008, the Company changed its fiscal year-end from December 31st to June 30th. Accordingly, the Company is reporting operating results for the six month period from January 1, 2008 through June 30, 2008

Note 3 -  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cavitation Technologies, Inc. and its wholly owned subsidiaryHydrodynamic Technology, Inc. All significant inter-company transactions and balances have been eliminated through consolidation.

Fair Value Measurement

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board issued Staff Position Nos. 157-1 and 157-2, which partially deferred the effective date of FAS 157 for one year for certain nonfinancial assets and liabilities and removed certain leasing transactions from its scope. The Company does not expect the implementation of FSP 157-1 and 157-2 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows. In October 2008, the Financial Accounting Standards Board issued Staff Position No. 157-3, which clarifies the application of FAS 157 and demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 became effective upon issuance. The implementation of this standard did not have any impact on the Company’s consolidated financial positions, results of operations, or cash flows.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses approximate fair value because of the short maturity of these items. The carrying amounts of outstanding debt issued pursuant to credit agreements approximate fair value because interest rates over the term of these instruments approximate current market interest rates.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing our stock options, warrants, and common stock issued for services, among other items. Actual results could differ from these estimates.

Revenue Recognition

Revenue is recognized when: an arrangement exists; delivery has occurred, including transfer of title and risk of loss for product sales, or services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collectibility is reasonably assured. The Company recognizes revenues in accordance wih Securities and Exchange Commission Staff Accounting Bulletin (“SAB” No. 101, Revenue Recognition, as amended by SAB No. 104. During 2009 ,the Company received a deposit of $26,000 from a customer relating to an order for our first operational Bioforce 9000 Reactor Skid System. Because this transaction has not yet been fully completed, this amount has been reflected in deferred revenue on the accompanying balance sheet as of June 30, 2009.

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

Property and Equipment

Property and equipment presented at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. Betterments, renewals, and extraordinary repairs that extend the life of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to retired assets are removed from the Company's accounts, and the gain or loss on dispositions, if any, is recognized in the consolidated statements of operations

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with SFAS No. 123R, “Share-Based Payments”. Under this method, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award using the straight-line method.

Income Taxes

The Company accounts for income taxes under the liability method, which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The provision for income taxes, if any, represents the tax payable for the period and the change during the period in deferred income tax assets and liabilities.

Advertising costs

Advertising costs incurred in the normal course of operations are expensed as incurred. Advertising expenses amounted to $37,390, $2,204, $ 52,989, and $92,584 for the year ended June 30, 2009, the six month period ended June 30, 2008, the period from January 29, 2007 through December 31, 2007, and the period from January 29, 2007 through June 30, 2009, respectively.

Research and Development Costs

Research and development costs, which relate primarily to the development, design, and testing of preproduction prototypes and models, are expensed as incurred. Such costs, were $311,793, $1,893,024, $233,681, and $2,438,948 for the year ended June 30, 2009, the six month period ended June 30, 2008, the period from January 29, 2007 through December 31, 2007, and the period from January 29, 2007 through June 30, 2009, respectively.

Subsequent Events

In accordance with SFAS No. 165, “Subsequent Events”, the Company has performed a review of events subsequent to the balance sheet date through September 28, 2009, the date that the consolidated financial statements were issued. See note 12 for a discussion of subsequent events.

Note 4 -  Net Loss Per Share – Basic and Diluted

The Company computes loss per common share using SFAS No. 128, Earnings Per Share.  The net loss per common share, both basic and diluted, is computed based on the weighted average number of shares outstanding for the period.  The diluted loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average shares outstanding assuming all potential dilutive common shares were issued. Diluted EPS uses the treasury stock method or the if-converted method, where applicable, to compute the potential dilution that would occur if stock-based awards and other commitments to issue common stock were exercised.

On June 30, 2009, the Company had 750,646 stock options and 1,510,901 warrants outstanding to purchase common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive.  In addition, the Company had 111,111 shares of Series A Preferred Stock outstanding, which are convertible into approximately 125,000 shares of common stock. The Company also had $200,000 of convertible notes payable outstanding that are convertible into approximately 285,714 shares of common stock of the Company. These items were not included in the calculation of diluted net loss per common share because their effect would be anti-dilutive.

The components of basic and diluted earnings per share for the year ended June 30, 2009, the six month  period ended June 30, 2008, and the period from January 29, 2007 through December 31, 2007 are as follows:

	June 30, 2009	June 30, 2008	December 31, 2007
Numerator
Net loss	$(2,495,991)	$(2,148,597)	$(533,185)
Amortization of discount on preferred stock	(107,835)	(47,879)	—
Net loss attributable to common stockholders	(2,603,826)	(2,196,476)	(533,185)

Denominator
Weighted-average common shares outstanding	25,646,898	16,399,770	14,331,210

Note 5 -  Property and Equipment

Property and equipment consisted of the following as of June 30, 2009 and June 30, 2008

	2009	2008

Leasehold improvements	2,475	2,475
Furniture	26,837	26,837
Office equipment	1,400	1,400
Equipment	44,660	—

Total Property and Equipment	75,372	30,712

Accumulated depreciation	(12,619)	(5,406)

Property and Equipment, Net	$62,753	$25,306

Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives

Leasehold improvements	Shorter of life of asset or lease
Furniture	5-7 Years
Office equipment	5-7 Years
Equipment	5-7 Years

Note 6 - Bank Revolving Line of Credit

On February 7, 2007, the Company contracted a $700,000 revolving line of credit from National Bank of California. The line of credit bears interest at Prime plus 1%, which was 7% at June 30, 2009 and 6% (1% plus 5% Prime rate) at June 30, 2008. The balance outstanding under this line of credit was $636,917 and $627,856 at June 30, 2009 and 2008, respectively. The revolving line of credit renewed four times.  On August 1, 2009, the revolving line of credit was replaced by a one-year variable rate loan which matures on August 1, 2010.  This loan bears interest at Prime + 2.75% and will be repaid with equal monthly installments of $7,396 beginning September 1, 2009.  A final payment of $599,322 is due August 1, 2010. This line of credit is secured by personal guarantees of the Company’s principals and assets.

Note 7 - Convertible Notes Payable

In December 2008, the Company entered into a Note and Warrant Purchase Agreement (the “Agreement”), where the Company issued an aggregate of $125,000 in Convertible Notes Payable which accrue interest at a rate of 12% per annum and are due in April 2009. In January, 2009 the Company entered into an additional Agreement where the Company issued an aggregate of $110,000 of notes payable which accrue interest at a rate of 12% per annum and are due in April and August 2009.  Under the terms of the Agreements, the lenders may convert all principal and accrued interest into shares of the Company’s common stock at a conversion rate equal to the average closing price of the Company’s stock for the 10 days immediately preceding the conversion request.

In June 2009, the Company repaid $35,000 of the outstanding balance of the notes payable plus accrued interest, which resulted in an outstanding balance of $200,000 on June 30, 2009.

Note 8 – Stockholders’ Equity

Common Stock

During the year ended June 30, 2009, the Company completed the following transactions:

On October 3, 2008, the Company issued 210,000 units, which are comprised of five shares of its Series A-1 Preferred Stock (total of 1,050,000 preferred shares) and one warrant to purchase one share of common stock at $0.75 per share for a net proceed of $525,000 which were placed in Escrow. Upon the closing of the escrow, $400,000 was used to purchase 50.5% of the outstanding shares of BIO (See Note 2) and the remaining $125k was distributed to the company.

On October 24, 2008, the Company entered into a share exchange agreement with Bio in which Bio acquired all of the outstanding shares of the Company’s stockholders. Bio Energy, Inc. issued 19,186,759 shares of its common stock to the stockholders of Hydrodynamic Technology, Inc. in exchange for all the outstanding shares of Hydrodynamic Technology, Inc. Under the terms of the share exchange agreement, Bio performed a 7.5-to-1 forward stock split of its outstanding shares of common stock.

On October 24, 2008, in connection with the reverse merger, all shares of Series A-1 Preferred Stock were converted to common shares of Bio. The accompanying financial statements have retroactively shown the recapitalization for all periods presented. As a result of the merger with Bio, the Company no longer has any Series A-1 Preferred Stock authorized or issued. In connection with the Bio transaction, 410,000 warrants to purchase 410,000 shares of Common Stock of  Hydro, which include the 210,000 warrants above, converted into 279,800 warrants to purchase 279,800 shares of Common Stock of Bio.

On April 22, 2009, the Company issued 166,666 shares of common stock at $0.60 per share ..

In June 2009 the Company issued 366,666 shares of common stock at prices ranging from $0.50 to $0.60 per share

During 2009, the Company issued 661,303 shares of common stock as payment for services rendered by outside parties.

Preferred Stock

On March 17, 2009, the Company  filed Amended and Restated Articles of Incorporation and created two  new series of preferred stock, the first of which is designated Series A Preferred Stock and the second of which is designated as Series B Preferred Stock .  The total number of shares of Common Stock which this corporation shall have authority to issue is 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock of which 5,000,000 shares are designated as Series A Preferred Stock, and 5,000,000 shares are designated as Series B Preferred Stock, with the rights, preferences and privileges of the Series B Preferred Stock to be designated by the Board of Directors. Each share of Common Stock and Preferred Stock has a par value of $0.001.

Series A Preferred Stock The total number of shares of this preferred stock which this corporation shall have the authority to issue is 5,000,000 shares of Preferred Stock at a purchase price equal to the closing price of the Company’s Common Stock the business day immediately preceding the purchase by the Subscriber. Each share of this preferred stock has a par value of $0.001, together with warrants, exercisable for a number of shares of common stock of the Company, $0.001 par value per share equal to 100% of the number of shares of Common Stock that would be issuable upon initial conversion of the Preferred Stock, at an exercise price of $1.25 per share.  This stock is convertible into shares of Common Stock of the Company at any time at the election of the holder.

Series B Preferred Stock.  The Company has authorized 5,000,000 shares of Preferred Stock as Series B Preferred Stock.  The Board of Directors can establish the rights, preferences and privileges of the Series B Preferred Stock.  There are no shares of Series B Preferred Stock outstanding.

During the year ended June 30, 2009, the Company completed the following transactions:

On March 17, 2009 the Company issued 111,111 shares of Series A Convertible Preferred Stock at a purchase price of $0.90/share, which was equal to the closing price of the Company’s Common Stock the business day immediately preceding the purchase by the Subscriber. The preferred stock was issued to a foreign accredited investor for a purchase price of $100,000.  Each share of Series A Preferred Stock is convertible at the owner’s option into 1.125 shares of common stock.  The preferred shares are convertible into shares of Common Stock of the Company at any time at the election of the holder but will automatically convert to Common Stock on March 17, 2012.

The holders of the Series A Preferred Stock are entitled to receive out of any funds legally available, dividends at the rate of 6% per annum, payable on September 30 and March 30. Dividends shall accrue and be cumulative whether or not they have been declared.  Dividends may be paid in cash or through the issuance of additional shares of Series A Preferred Stock at the Company’s option. As of June 30, 2009, cumulative dividends amounted to approximately $1,733.

Stock Options

The Company's stock option plan permits the granting of stock options to its employees, directors, consultants and independent contractors. The Company believes that such awards encourage employees to remain employed by the Company and also to attract persons of exceptional ability to become employees of the Company.

The Company adopted the provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and non-employee directors.

	Number of Options	Weighted- Average Exercise Price
Outstanding, July 1, 2008	—	$—
Granted	750,646	$1.72
Exercised	—	$—
Forfeited	—	$—
Outstanding, June 30, 2009	750,646	$1.72
Exercisable, June 30, 2009	750,646	$1.72

The fair value of the options granted during FY09 is estimated at $307,512. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following range of assumptions for the fiscal year ended June 30, 2009:

Expected Life	1.0 - 10.0 years
Stock Price Volatility	64% and 148%
Risk Free Interest Rate	1.06% - 3.23%
Expected Dividends	None

These stock options were fully vested upon being granted and, as a result, the fair value of these stock options were recorded as an expense on the grant date.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting  restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The weighted-average remaining contractual life of options outstanding and exercisable under the Plan was 8.39 years at June 30, 2009. The exercise prices for the options outstanding at June 30, 2009 ranged from $1.00 to $2.00. The intrinsic value of options outstanding and exercisable at June 30, 2009 was $0.

Warrants

A summary of the Company’s warrant activity and related information for the year ended June 30, 2009, the transition period ended June 30, 2008, and the fiscal year ended December 31, 2007 are shown below.

	Warrants			Weighted Average Exercise Price
	June 30, 2009	June 30, 2008	December 31, 2007	2009	2008	2007
O Outstanding, beginning of year	136,480	—	—	$1.10	$—	$—
Granted	1,374,421	136,480	—	$1.34	$1.10	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Expired	—	—	—	—	—	—
Outstanding — end of year	1,510,901	136,480	—	$1.32	$1.10	—
Exercisable at end of year	1,510,901	136,480	—	$1.32	$1.10	$—
Weighted average fair value of warrants granted during the year:	$0.24	$0.35	$—

The fair value of the warrants granted during FY09 is estimated at $303,123. The fair value of these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following range of assumptions for the fiscal year ended June 30, 2009:

Expected Life	1.5- 5.0 years
Stock Price Volatility	64% - 148%
Risk Free Interest Rate	0.68% – 1.86%
Expected Dividends	None

The following table summarizes additional information concerning warrants outstanding and exercisable at June 30, 2009:

	Warrants Outstanding
Range of Exercise Prices	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Warrants Number of Shares Exercisable
$0.60 – 1.25	787,569	3.97	$1.00	787,569
$1.50 – 1.75	723,332	4.25	$1.67	723,332
	1,510,901			1,510,901

Note 9 - Income Taxes

On July 15, 2006, FASB released FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (“FIN 48”). These new rules clarify Statement 109 and indicate criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in the financial statements. Because FIN 48 includes a higher standard that tax benefits must meet before they can be recognized in a company’s financial statements, the Interpretation dramatically changes how companies account for uncertain income tax positions. As the Company has no uncertain tax positions as defined in FIN 48, there are no corresponding unrecognized tax benefits. Any future changes in the unrecognized tax benefit will have no impact on the Company’s effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. It is the Company’s policy to classify income tax penalties and interest, if any, as part of general and administrative expense in its Statements of Operations. The Company has not incurred any interest or penalties since inception.

The Company files income tax returns with state and federal jurisdictions. The Company’s state and federal income tax returns for the tax years ended December 31, 2007 and June 30, 2008 are subject to examination by the taxing authorities as of June 30, 2009.

The Company has sustained significant net operating losses since inception and has generated corresponding net operating loss carryforwards. We are in the process of evaluating those losses.

At June 30, 2009 and 2008, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, we determined that it was not more likely than not that our deferred income tax assets would not be realized. Consequently we have recorded a 100% valuation allowance, which is presented as a reduction of our deferred income tax asset, which principally arose from our net operating loss carryforwards.

Note 10 – Commitments and Contingencies

Credit and Concentration Risk

The Company maintains deposit accounts in a single financial institution. From time to time, cash deposits may exceed federally insured limits.

Lease Agreements

On January 9, 2007, the Company entered into a 3-year lease agreement for approximately 6,000 square feet of office space located at 10019 Canoga Ave., Chatsworth, CA 91311. The lease provides for monthly rental payments, including parking and utilities of $4,750 for the first 12 months, and cost of living adjustments according to the Consumer Price Index for All Urban Customers at a rate not less than 3% per annum, and not greater than 6% per annum. As of June 30, 2009, the Company has a security deposit of $9,500 associated with this lease.

The Company’s total future minimum lease payments amount to $62,479 for the year ending June 30, 2010.

Total rental expense was $64,198, $28,500, $52,250, and $144,048 for the year ended June 30, 2009, the six month period ended June 30, 2008, the period from January 29, 2007 through  December 31, 2007, and the period from January 29, 2007 through June 30, 2009, respectively.

Note 11 – Recent Accounting Standards

Accounting standards promulgated by the Financial Accounting Standards Board (“FASB”) change periodically. Changes in such standards may have an impact on the Company’s future financial position. The following are a summary of recent accounting developments.

n February 2007, the FASB issued SFAS No. 159, The Fair Value Option of Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have a significant impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the non—controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, of which the Company currently has none. All other requirements of SFAS No. 160 shall be applied prospectively. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 did not have an significant impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, which revises current purchase accounting guidance in SFAS 141, Business Combinations. SFAS No. 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition. SFAS No. 141R also modifies the initial measurement and subsequent re-measurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations occurring after adoption. The impact of SFAS No. 141R on the Company’s financial statements will depend on the nature and extent of the Company’s future acquisition activities.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about a company's derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company's financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. The adoption of SFAS No. 161 on the Company’s financial statements will depend on the nature and extent of the Company’s future use of hedging and derivatives.

In April 2008, the Financial Accounting Standards Board, or FASB issued FASB Staff Position (“FSP”) No. FAS 142-3 “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), “Business Combinations” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company will adopt this FSP beginning July 1, 2009 and it is not believed that this will have a significant impact on the Company’s financial position, results of operations, or cash flow.

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

In May 2009 FASB issued Statement 165, Subsequent Events. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. It also includes the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.  And thirdly, it addresses the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. An entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this accounting pronouncement did not have a material effect on our financial statements.

In June 2009 FASB issued SFAS 167 which is an amendment to FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This Statement amends Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This Statement amends Interpretation 46(R) to eliminate the quantitative-based risks and rewards calculation previously required for determining the primary beneficiary of a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance.  This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  This pronouncement is expected to have no material impact on the Company’s financial statements.

FSP FAS 107-1 and APB 28-1—Interim Disclosures about Fair Value of Financial Instruments.  This FASB Staff Position (FSP) issued April 9, 2009 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. This pronouncement is expected to have no material impact on the Company’s financial statements.

In June 2009 FASB issued Statement No. 168 - The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles —a replacement of FASB Statement No. 162. FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP.  Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. This pronouncement is expected to have no material impact on the Company’s financial statements.

As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy.  The Codification will supersede all then-existing non-SEC accounting and reporting standards. In the Board’s view, the issuance of this Statement and the Codification will not change GAAP, and as a result, we do not believe will have a material impact on the financial reporting responsibilities of the company. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We do not anticipate that the adoption of this accounting pronouncement will have a material effect on our financial statements.

Note 12 – Subsequent Events

Convertible Notes Payable

On August 17, 2009, $180,000 in notes payable plus accrued interest were converted into 374,124 shares of common stock. Immediately prior to the conversion, the Company changed the conversion rate to be equal to 75% of  the average closing price of the Company’s stock for the 10 days immediately preceding the conversion request.

Common and Preferred Stock

From July 1, 2009 through September 28, 2009, the Company issued no preferred stock and had the following common stock issuances:   On July 24, 2009, the Company issued a total of 5,811,000 shares of Common Stock to service providers to the Company.

On July 27, 2009, the Company issued another 100,000 shares of Common Stock to an investor in the Company for the amount of $50,000.00.

On August 3, 2009 the Company issued 55,000 shares of Common Stock to consultants to the Company..

On August 7, 2009, the Company issued 374,125 shares of Common Stock for the conversion of indebtedness owed to noteholders.

On September 16, 2009, the Company issued 63,337 of Common Stock to its legal counsel for the conversion of all previously outstanding legal bills.

Line of Credit

On August 1, 2009, the Company’s revolving line of credit was replaced by a one-year variable rate loan, which matures on August 1, 2010.  This loan bears interest at Prime + 2.75%, and will be repaid with equal monthly installments of $7,396 beginning September 1, 2009.  A final payment of $599,322 is due on August 1, 2010.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as of June 30, 2009, the end of the period covered by this annual report. Based on their evaluation, our principal executive officer and principal financial officer concluded that, due to the existence of material weaknesses, our disclosure controls and procedures are not effective as of June 30, 2009.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“the Exchange Act”).   Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, and summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our Principal Executive Officer and Principal Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive and financial officer have determined that our disclosure controls and procedures are not effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

In assessing the effectiveness of our internal control over financial reporting, we use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment using those criteria, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we concluded that for the period ending June 30, 2009, our internal controls over financial reporting are ineffective. We are searching for additional capital in order to be in a position to address these material weaknesses. We are also assessing how we can improve our internal control over financial reporting with the current employees in an effort to remedy these deficiencies. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

ITEM 9B.  Other Information

Not applicable

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Person	Age	Position	Term

Mr. Roman Gordon (1)	59	CEO, Secretary & Director	2 Year
Mr. Igor Gorodnitsky	59	President & Director	2 Year
Mr. R.L. Hartshorn	61	CFO and Director	1 Year

We do not have an audit committee, nor do we have a compensation committee.  We anticipate forming these committees at a future Board of Directors’ meeting.

Roman Gordon.  Mr. Gordon is co-founder and has been our Chief Executive Officer and Chairman of the Board since our founding January 29, 2007.  With more than 15 years combined experience in energy risk management and business management, he is one of the inventors of our intellectual properties. From 2003 to 2005 Mr. Gordon was president of Bubble Bee Corp., a car wash development company. Mr. Gordon was in charge of engineering, construction and development of environmentally friendly car wash water recycling systems. From 1997 to 2002, he was Chairman of a publicly traded electric service provider company (ESP), PowerSource Corp., where he participated in the power marketing of renewable energy and in evaluation and environmental compliance. PowerSource Energy Service Provider Corporation was an active participant in the "PowerGreen - 100" and "PowerGreen - 25" programs. Mr. Gordon received his bachelor degree in 1974 from Polytechnical Institute in Civil Engineering.

Mr. Igor Gorodnitsky.  Mr. Gorodnitsky  is co-founder and has been our President since our founding January 29, 2007.  He is an entrepreneur who has built a successful business. Mr. Gorodnitsky has developed expertise in the handling and processing of hazardous waste material, and as a Senior Haz-Mat Specialist, he has coordinated and successfully completed more than 500 emergency response Haz-mat clean-ups over the past 20 years. He has coordinated and supervised Haz Mat projects, emergency and routine spill clean-ups, and confined space entry tasks. He has coordinated and scheduled manpower and purchased and scheduled equipment and materials for containment and treatment of spills. He has successfully managed, coordinated and supervised projects including Hazscanning, sampling, lab-packing, manifesting, profiling, labeling, and other special procedures for clients including Pennzoil, Anheuser-Busch, Pepsi-Cola Bottling, and Tosco Oil Refinery. He has worked with municipalities including the city of Beverly Hills, Gardena, Glendale, Monrovia, Vernon, and Westminster. He worked seven years with the City of Los Angeles, Bureau of Street Maintenance and Services, on many specialized situations both emergency and routine. He is a chemist by training and holds several certifications and licenses in Hazwoper Training Program, Confined Space Entry and Gas Vapour HazCating, Certified Uniform Waste Manifest Training, Basic and Intermediate HazCating, On-Scene Incident Commander Emergency, Site Remediation Methods, Underground Storage Tank Removal, Underground Storage Tank Removal, Health & Safety Supervisor Certification, Hazardous
Certification, Tosco Refinery Safety.

Mr. R.L. Hartshorn.  Mr. Hartshorn, age 61, has been our Chief Financial Officer since September 22, 2008.  He previously served as a consultant to the company beginning in December 2007.  He also serves as a board member.  He served 15 years in a variety of leadership and operational positions in international banking with Chase Manhattan and other banks in Europe, New York, and Latin America. As a vice president at Chase and other banks, he was largely responsible for credit and marketing activities associated with more than 400 corporate clients. Mr. Hartshorn has advised numerous banking transactions involving significant amounts. He also held sales and sales management positions for 10 years with two public companies in the IT industry including a 7-year adventure as VP Marketing & International Sales for a software and advertising company. Overall, R.L.’s operational experience includes 14 years with a sales quota and/or P&L responsibility. He has been involved in the start-up of four business units and a turn-around. He earned a B.S from the U.S. Naval Academy and an MBA from The Thunderbird School of Global Management.

ITEM 11.  EXECUTIVE COMPENSATION

Our Chief Executive Officer, Roman Gordon, received a salary of $172,856 in fiscal 2009 and $50,034 in fiscal 2008.  Our President, Igor Gorodnitsky, accrued salary of $224,542 in 2009 and $28,000 in 2008.  R.L. Hartshorn, CFO, received compensation in the form of 76,986 common stock shares in 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock known by us to be owned beneficially as of June 30, 2009 and the date hereof by: (i) each person (including any group) that owns more than 5% of any class of the voting securities of our company; (ii) each director and officer of our company; and (iii) directors and officers as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown. The address for all directors and officers, unless otherwise indicated, is 10019 Canoga Avenue, Chatsworth, CA 91311.

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Owner	Percent of Class (1)(2)
Roman Gordon, CEO & Secretary	Common Stock	7,107,825	20.2%
Igor Gorodnistky President	Common Stock	7,107,825	20.2%
R.L. Hartshorn CFO	Common Stock	384,122	1%
BioWorld Management Technology	Common Stock	2,864,877	8.1%
Directors and Officers (as a group; threee individuals)	Common Stock	14,599,772	41.42

(1) A beneficial owner of a security is any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2009, and the date of this 10-K filing

(2) Based upon 35,330,300 issued and outstanding shares of common stock as of June 30, 2009 and as of the date of this Current Report.

* Represents less than 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In accordance with item 404 (a) of regulation S-K, the company has had no related party transactions for  the fiscal years ended June 30, 2009, 2008, or December 31, 2007

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Audit

Our principal auditing firm is Rose, Snyder, and Jacobs.  During fiscal 2009 we paid $85,755 for professional services rendered for the audit of our annual financial statements and review of financial statements included on Form 10-Q.  We incurred no such charges in fiscal 2008.

     Tax Fees

           The aggregate fees billed in fiscal 2009 and fiscal 2008 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning amounted to $13,250 and $0 respectively.  Registrants shall describe the nature of the services comprising the fees disclosed under this category.

     Audit Committee

We are in the process of implementing pre-Approval Policies and Procedures in accordance those described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X.

Part IV

ITEM 15.  Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

Consolidated balance sheets June 30, 2009 and 2008 (page 12)

Consolidated statements of operations — Year ended June 30, 2009, six month transition period ended June 30, 2008, fiscal year ended December 31, 2007, and the period from January 29, 2007 (date of inception) through June 30, 2009 (page 13)

Consolidated statements of changes in stockholders’ deficit — Year ended June 30, 2009, six month transition period ended June 30, 2008, fiscal year ended December 31, 2007 (page 14)

Consolidated statements of cash flows — Year ended June 30, 2009, six month transition period ended June 30, 2008, fiscal year ended December 31, 2007, and the period from January 29, 2007 (date of inception) through June 30, 2009 (page 15)

Notes to consolidated financial statements — June 30, 2009 (pages 16 to 27)

In accordance with article 8 of regulation S-X, CTI is a Smaller Reporting Company and financial schedules are not required for Smaller Reporting Companies.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ Roman Gordon	Chief Executive Officer and Director	September 28, 2009
Roman Gordon	(Principal Executive Officer) Chairman of the Board

/s/ Igor Gorodnitsky	President	September 28, 2009
Igor Gorodnitsky

/s/ R.L. Hartshorn	Chief Financial Officer	September 28, 2009
R.L. Hartshorn	(Principal Financial Officer and Accounting Officer)

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

Date: September 28, 2009	Date: September 28, 2009

By: /s/ Roman Gordon	By: /s/ R.L. Hartshorn, Chief Financial Officer
Roman Gordon, Chief Executive Officer	R.L. Hartshorn, Chief Financial Officer