Form 10-Q
period 2009-09-30
Cavitation Technologies, Inc.
filed 2009-11-16
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.101 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐   Non-Accelerated Filer ☐     Smaller Reporting Company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
 Yes ☐     No ☒

State the aggregate market value of the voting and non -voting common equity held by non-affiliates of the registrant by reference to the price at which the common equity was last sold, or of the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completely second fiscal quarter: $33,204,808 as of December 31, 2008 based on the closing price of $1.17 per share and 28,380,178 shares outstanding.

The registrant had 28,380,178 shares of Common Stock, par value $0.001 per share, outstanding at December 31, 2008 and 111,315,348 shares of common stock outstanding on November 15, 2009 after accounting for our 3 for 1 forward stock split which occurred October 12, 2009.  .

DOCUMENTS INCORPORATED BY REFERENCE:
None.

Note Regarding Forward Looking Statements
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain statements relating to future results of Cavitation Technologies, Inc. (including certain projections and business trends) that are “forward-looking statements”. Our actual results may differ  materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, those set forth herein and those detailed from time to time in our other Securities and Exchange Commission (“SEC”) filings. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this quarterly report by the foregoing cautionary statements.

PART I – FINANCIALINFORMATION

ITEM 1.  Financial Statements.
CAVITATION TECHNOLOGIES, INC.
(a Development Stage Company)
Consolidated Balance Sheets

	(Unaudited)
	September 30,	June 30,
	2009	2009

ASSETS

Current assets:
Cash and cash equivalents	$7,029	$5,038
Prepaid expenses and other current assets	1,875	2,341
Total current assets	8,904	7,379

Property and equipment, net	80,234	62,753
Other assets	9,500	9,500
Total assets	$98,638	$79,632

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$473,060	$382,615
Deferred revenue	33,480	26,000
Convertible notes payable, net of discounts	-	200,000
Common stock subscription deposit	289,684	-
Line of credit	-	636,917
Loan payable	627,876	-
Total current liabilities	1,424,100	1,245,532

Commitments and contingencies

Stockholders' deficit:
Preferred stock ,$0.001 par value, 10,000,000 shares authorized, 111,111 shares issued and outstanding as of September 30, 2009 and June 30, 2009	111	111
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 108,044,979 shares and 88,984,593 shares issued and outstanding as of September 30, 2009 and June 30, 2009, respectively	36,014	29,661
Additional paid-in capital	7,207,432	4,148,926
Deficit accumulated during the development stage	(8,569,019)	(5,344,598)
Total stockholders' deficit	(1,325,462)	(1,165,900)
Total liabilities and stockholders' deficit	$98,638	$79,632

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(a Development Stage Company)
Consolidated Statements of Operations (Unaudited)

			January 29, 2007,
	Three Months Ended	Three Months Ended	Inception, Through
	September 30,	September 30,	September 30,
	2009	2008	2009

General and administrative expenses	$3,077,874	$348,946	$5,664,617
Research and development expenses	62,965	129,875	2,501,463
Total operating expenses	3,140,839	478,821	8,166,080
Loss from operations	(3,140,839)	(478,821)	(8,166,080)
Interest expense	(83,582)	(9,637)	(236,114)
Loss before income taxes	(3,224,421)	(488,458)	(8,402,194)
Income tax expense	-	-	-
Net loss	$(3,224,421)	$(488,458)	$(8,402,194)

Net loss available to common stockholders per share:
Basic and Diluted	$(0.03)	$(0.01)

Weighted average shares outstanding:
Basic and Diluted	103,111,510	56,720,883

See accompanying notes, which are an integral part of these financial statements

CAVITATION  TECHNOLOGIES, INC.
(a Development Stage Company)
Statements of Changes In Stockholders' Deficit (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Issuance of common stock for services on January 29, 2007, inception	-	$-	42,993,630	$14,331	$6,669	$-	$21,000
Net loss						(533,185)	(533,185)

Balance at December 31, 2007	-	$-	42,993,630	$14,331	$6,669	$(533,185)	$(512,185)

Common stock sold for cash			2,047,314	682	499,318		500,000
Common stock issued as payment for services			10,369,650	3,457	1,819,943		1,823,400
Amortization of discount on convertible preferred stock					47,879	(47,879)	-
Net loss						(2,148,597)	(2,148,597)

Balance at June 30, 2008	-	$-	55,410,594	$18,470	$2,373,809	$(2,729,661)	$(337,382)

Preferred stock sold in connection with reverse merger for cash			2,149,560	717	124,283		125,000
Preferred stock sold for cash	111,111	111			99,889		100,000
Preferred stock - Beneficial Conversion Feature					11,111	(11,111)	-
Bio shares outstanding before reverse merger			27,840,534	9,280	(9,280)		-
Common stock issued as payment for services			1,983,909	661	639,012		639,673
Common stock sold for cash			1,599,996	533	299,467		300,000
Warrants issued in connection with issuance of convertible debt					49,245		49,245
Amortization of discount on conversion of preferred stock					107,835	(107,835)	-
Warrants issued as payment for services					146,043	-	146,043
Stock option compensation					307,512		307,512
Net loss						(2,495,991)	(2,495,991)

Balance at June 30, 2009	111,111	$111	88,984,593	$29,661	$4,148,926	$(5,344,598)	$(1,165,900)

Common stock issued as payment for services			17,938,011	5,979	2,799,303		2,805,282
Common stock issued for debt and accrued interest conversion			1,122,375	374	190,429		190,803
Conversion feature on notes payable					63,601		63,601
Warrants issued as payment for services					5,173		5,173
Net loss						(3,224,421)	(3,224,421)

Balance at September 30, 2009	111,111	$111	108,044,979	$36,014	$7,207,432	$(8,569,019)	$(1,325,462)

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIESY, INC.
(a Development Stage Company)
Statements of Cash Flows (Unaudited)

			January 29, 2007,
			Inception,
	Three Months Ended	Three Months Ended	Through September 30,
	September 2009	September 2008	2009

Operating activities:
Net loss	$(3,224,421)	$(488,458)	$(8,402,194)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	3,539	1,131	16,157
Warrants issued in connection with convertible notes payable	-	-	49,245
Common stock issued for services	2,805,282	-	5,289,699
Stock option compensation	-	194,030	307,512
Warrants issued for services	5,173	-	151,216
Amortization of loan discount	63,601	-	63,601
Effect of changes in:
Prepaid expenses and other current assets	466	(4,273)	(1,876)
Deposits	-	-	(9,500)
Accounts payable and accrued expenses	101,248	62,499	483,521
Deferred revenue	7,480	-	33,480
Net cash used in operating activities	(237,632)	(235,071)	(2,019,139)

Investing activities:
Purchase of Property and Equipment	(21,020)	-	(96,392)
Net investing activities	(21,020)	-	(96,392)

Financing activities:
Proceeds from line of credit borrowings	-	9,061	636,917
Payments on line of credit	(9,041)		(9,041)
Proceeds from sales of preferred stock	-	-	725,000
Payments on convertible notes payable	(20,000)	-	(55,000)
Proceeds from convertible notes payable	-	-	235,000
Proceeds from sale of common stock/subscription	289,684	-	589,684
			-
Net cash provided by financing activities	260,643	9,061	2,122,560

Net increase (decrease) in cash	1,991	(226,010)	7,029
Cash, beginning of period	5,038	310,929
Cash, end of period	$7,029	$84,919	$7,029

Supplemental disclosures of cash flow information:
Cash paid for interest	$20,201	$9,637	$123,488
Cash paid for income taxes	-	-	3,469

Supplemental disclosure of non-cash investing and financing activities:
Warrants issued in connection with preferred stock	$-	$-	$155,714
Beneficial conversion feature of preferred stock	$-	$-	$11,111
Conversion of preferred to common stock in reverse merger	$-	$-	$625,000
Proceeds from sales of preferred stock used to purchase shares of Bio	$-	$-	$400,000
Conversion of notes payable in to common stock	$190,803	$-	$190,803

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2009

Note 1 - Nature of Operations

Hydrodynamic Technology, Inc. dba Cavitation Technologies, Inc (“Hydro”, or the “Company”) was incorporated on January 29, 2007, in California. The Company designs and engineers environmentally friendly NANO technology based systems that use our patents pending, multi-stage, continuous flow-through, hydrodynamic cavitation reactors that have commercial application in industries such as vegetable oil refining, renewable fuels, water recycling and desalination, alcoholic beverage enhancement, and crude oil yield enhancement.

Our success will depend in part on our ability to obtain patents, maintain trade secrets, and operate without infringing on the proprietary rights of others both in the United States and other countries. We have seven patent applications pending in the US and have applied for three international patents.  We intend to apply for new patents on a regular basis. Our patents pending apply to potential commercial applications in markets such as vegetable oil refining, renewable fuels production, waste water treatment, water–oil emulsions, crude oil yield enhancement, and alcoholic beverage enhancement. There can be no assurances that patents issued to the Company will not be challenged, invalidated, or circumvented, or that the rights granted hereunder will provide proprietary protection or competitive advantage to the Company.

We are a public company with stock traded on the Over the Counter Bulletin Board with ticker symbol CVAT. Our stock is also traded on the Berlin Stock Exchange with symbol WTC-BER. Our only location is our headquarters in Chatsworth, California. We have four employees and have engaged approximately 40 consultants and independent contractors over the past two years.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Going Concern

The Company is a development stage entity as of September 30, 2009 as defined by the Financial Accounting Standard Board Accounting Standard Codification (ASC) 915. Successful completion of the Company’s development programs and ultimately the attainment of profitable operations are dependent on future events including, among other things, our ability to access potential markets; secure financing; develop a customer base; attract, retain, and motivate qualified personnel; and develop strategic alliances. The Company has no significant operating history and, from January 29, 2007 (inception), through September 30, 2009 generated a net loss of $8,402,194. The Company also has negative cash flow from operations and negative net equity. To date the Company has been funded by private equity and debt. Although management believes that the company will be able to successfully fund its operations, there can be no assurance that the Company will be able to do so or that the company will ever operate profitably.

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2009 and September 30, 2008 are not necessarily indicative of results to be expected for fiscal year ending June 30, 2010. For further information, please refer to Notes to Consolidated Financial Statements - “Significant Accounting Policies” of the Company’s Form 10-K for the year ended June 30, 2009 as filed with the Securities and Exchange Commission (SEC) on September 28, 2009 for a description of the Company’s Basis of Presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of Cavitation Technologies, Inc. and its wholly owned subsidiary Hydrodynamic Technology, Inc. All significant inter-company transactions and balances have been eliminated through consolidation.

Fair Value Measurement

Effective January 1, 2008, the Company adopted the provisions of ASC 820, “Fair Value Measurements”. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The implementation of this standard did not have any impact on the Company’s consolidated financial positions, results of operations, or cash flows. The carrying amounts of cash and cash equivalents, accounts payable and other accrued expenses approximate fair value because of the short maturity of these items. The carrying amounts of outstanding debt issued pursuant to credit agreements approximate fair value because interest rates over the term of these instruments approximate current market interest rates.

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

Revenue Recognition

Revenue is recognized when: an arrangement exists; delivery has occurred, including transfer of title and risk of loss for product sales, or services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collectibility is reasonably assured. The Company recognizes revenues in accordance with ASC 605 Revenue Recognition.  During the first quarter of fiscal 2010, the Company received a deposit of $7,480 from a customer relating to an order for our Bioforce 9000 NANO Reactor Skid System. Because this transaction has not yet been fully completed, this amount has been reflected in deferred revenue on the accompanying balance sheet as of September 30, 2009.

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost which approximates market value.

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

Compensation costs related to stock options are determined in accordance with ASC 718, “Share-Based Payments”. Under this method, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award using the straight-line method.

Income Taxes

The Company accounts for income taxes under the liability method which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The provision for income taxes, if any, represents the tax payable for the period and the change during the period in deferred income tax assets and liabilities.

Advertising costs

Advertising costs incurred in the normal course of operations are expensed as incurred.

Research and Development Costs

R&D expenses relate primarily to the development, design, and testing of preproduction prototypes and models and are expensed as incurred.

Note 3 -Net Loss Per Share – Basic and Diluted

The Company computes loss per common share using ASC 260, Earnings Per Share. The net loss per common share, both basic and diluted, is computed based on the weighted average number of shares outstanding for the period.  The diluted loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average shares outstanding assuming all potential dilutive common shares were issued. Diluted EPS uses the treasury stock method or the if-converted method, where applicable, to compute the potential dilution that would occur if stock-based awards and other commitments to issue common stock were exercised.

On September 30, 2009, the Company had 750,646 stock options and 1,540,901 warrants outstanding to purchase common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive. In addition, the Company had 111,111 shares of Series A Preferred Stock outstanding, which are convertible into 375,000 shares of common stock. These items were not included in the calculation of diluted net loss per common share because their effect would be anti-dilutive.

Note 4 - Property and Equipment

Property and equipment consisted of the following as of September 30, 2009 (unaudited) and June 30, 2009.

	Sept 30,	June 30,
	2009	2009

Leasehold improvements	$2,475	$2,475
Furniture and fixtures	26,837	26,837
Office equipment	1,400	1,400
Equipment	65,680	44,660
Property and Equipment (gross)	96,392	75,372
Less: accumulated depreciation	(16,158)	(12,619)
Property and Equipment (net)	$80,234	$62,753

Depreciation expense for the three months ended September 30, 2009 and 2008 amounted to $3,539 and $1,131 respectively.

Note 5 -Bank Loan

On February 7, 2007, the Company contracted a $700,000 revolving line of credit from National Bank of California. On August 1, 2009, the revolving line of credit was replaced by a one-year variable rate loan which matures August 1, 2010.  This loan bears interest at Prime + 2.75% and will be repaid with equal monthly installments of $7,396 beginning September 1, 2009. A final payment of $599,322 is due August 1, 2010. This loan is secured by personal guarantees of the Company’s principals and assets. The balance outstanding under the loan was $627,876 on September 30, 2009 and under the line of credit was $636,917 on June 30, 2009.

Note 6 - Convertible Notes Payable

Convertible Notes Payable

On August 17, 2009, $180,000 in convertible notes payable plus accrued interest were converted into 374,125 shares of restricted common stock (1,122,375 after 3 for 1 forward split effective October 12, 2009). Immediately prior to the conversion, the Company changed the conversion rate to be equal to 75% of the average closing price of the Company’s stock for the 10 days immediately preceding the conversion request.

Note 7 – Common and Preferred Stock, Options and Warrants

Common

On September 30, 2009, the Company had received $289,684 in deposits from individuals for the purpose of investing into common stock. The amount of $289,684 is reflected in Common Stock Subscription Deposit on the accompanying balance sheet as of September 30, 2009. During October 2009, this amount plus an additional $50,216 for a total of $339,900 was converted to 680,000 shares of restricted common stock.

Preferred

The holders of the Series A Preferred Stock are entitled to receive out of any funds legally available, dividends at the rate of 6% per annum, payable on September 30 and March 30. Dividends shall accrue and be cumulative whether or not they have been declared. Dividends may be paid in cash or through the issuance of additional shares of Series A Preferred Stock at the Company’s option. For the first quarter ending September 30, 2009, accrued dividends of $1,500 were recognized as interest expense.

Stock Options

There were 750,646 stock options outstanding June 30, 2009 before consideration of the 3 for 1 forward stock split which occurred October 12, 2009.  There were no options issued during the first quarter of fiscal 2010.  For details on Stock Options, please refer to our 10-K submitted September 28, 2009.

Warrants

A summary of the Company’s warrant activity and related information for the quarter ended September 30, 2009 and the year ended June 30, 2009 before consideration of the 3 for 1 forward stock split which occurred October 12, 2009.

	Warrants		Weighted Average Exercise Price
	Sept 30, 2009	June 30, 2009	Sept, 30, 2009	June 30, 2009
Outstanding, beginning of qtr/year	1,510,901	136,480	$1.32	$1.10
Granted	30,000	1,374,421	$1.25	1.34
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding — end of qtr/yr.	1,540,901	1,510,901	$1.32	1.32
Exercisable at end of qtr/yr.	1,540,901	1,510,901	$1.32	$1.32
Weighted average fair value of warrants granted during the qtr/yr.:	$0.17	$0.24

The fair value of the warrants granted during the first quarter of fiscal 2010 is estimated at $5,173. The fair value of these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following range of assumptions for the fiscal year ended June 30, 2009:

Expected Life	3.0 years
Stock Price Volatility	64%
Risk Free Interest Rate	1.6%
Expected Dividends	None

Note 8 - Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 270, Interim Financial Reporting, the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter based upon the mix and timing of actual earnings versus annual projections. The Company has estimated its annual effective tax rate to be zero. This is based on an expectation that the Company will generate net operating losses in the year ending June 30, 2010, and it is not more likely than not that those losses will be recovered using future taxable income. Therefore, no provision for income tax has been recorded as of and for the period ended September 30, 2009.

ASC 740-10, Accounting for Uncertainty in Income Taxes, indicates criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in the financial statements. ASC 740-10 includes a higher standard that tax benefits must meet before they can be recognized in a company’s financial statements. As the Company has no uncertain tax positions as defined in ASC 740, there are no corresponding unrecognized tax benefits. Any future changes in the unrecognized tax benefit will have no impact on the Company’s effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. It is the Company’s policy to classify income tax penalties and interest, if any, as part of general and administrative expense in its Statements of Operations. The Company has not incurred any interest or penalties since inception.

The Company files income tax returns with state and federal jurisdictions. The Company’s state and federal income tax returns for the tax years ended December 31, 2007 and June 30, 2008 are subject to examination by the taxing authorities as of June 30, 2009. The Company has sustained significant net operating losses since inception and has generated corresponding net operating loss carryforwards. We are in the process of evaluating those losses. At June 30, 2009 and 2008, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, we determined that it was not more likely than not that our deferred income tax assets would not be realized. Consequently we have recorded a 100% valuation allowance which is presented as a reduction of our deferred income tax asset which principally arose from our net operating loss carryforwards.

Note 9 - Lease Agreements

On January 9, 2007, the Company entered into a 3-year lease agreement for approximately 6,000 square feet of office space located at 10019 Canoga Ave., Chatsworth, CA 91311. The lease provides for monthly rental payments including parking and utilities of $4,750 for the first 12 months, and cost of living adjustments according to the Consumer Price Index for All Urban Customers at a rate not less than 3% per annum, and not greater than 6% per annum. The lease expires February 15, 2010. As of September 30, 2009, the Company has a security deposit of $9,500 associated with this lease.

Note 10 – Recent Accounting Standards

Accounting standards promulgated by the Financial Accounting Standards Board (“FASB”) change periodically. Changes in such standards may have an impact on the Company’s future financial position. The following are a summary of recent accounting developments.

In February 2007, the FASB issued ASC 825, (formerly SFAS No. 159), The Fair Value Option of Financial Assets and Financial Liabilities. ASC 825 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. ASC 825 is effective as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. The adoption of ASC 825 did not have a significant impact on the Company’s financial statements.

In December 2007, the FASB issued ASC 810 (SFAS No. 160), Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. ASC 810 establishes accounting and reporting standards for the non—controlling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests of which the Company currently has none. All other requirements of ASC 810 shall be applied prospectively. ASC 810 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 810 did not have a significant impact on the Company’s financial statements.

In December 2007 the FASB issued ASC 805 (formerly SFAS No. 141 revised 2007), Business Combinations, which revises current purchase accounting guidance in ASC 805, Business Combinations. ASC 805 requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition. ASC 805 also modifies the initial measurement and subsequent re-measurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. ASC 805 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations occurring after adoption. The impact of ASC 805 on the Company’s financial statements will depend on the nature and extent of the Company’s future acquisition activities.

In March 2008, the FASB issued ASC 815-10-50 (formerly SFAS No. 161 and an amendment of FASB Statement No. 133), Disclosures about Derivative Instruments and Hedging Activities. ASC 815 requires enhanced disclosures about a company's derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and its related interpretations and (c) how derivative instruments and related hedged items affect a company's financial position, results of operations and cash flows. ASC 815 is effective for fiscal years beginning on or after November 15, 2008 with earlier adoption allowed. The adoption of ASC 815 on the Company’s financial statements will depend on the nature and extent of the Company’s future use of hedging and derivatives.

In April 2008 the Financial Accounting Standards Board issued ASC 350-30 (formerly FASB Staff Position No. FAS 142-3) “Determination of the Useful Life of Intangible Assets.” This ASC discusses the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this ASC is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under ASC 805, “Business Combinations” and other U.S. generally accepted accounting principles (GAAP). This ASC is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted this FSP beginning July 1, 2009 and it did not have a significant impact on the Company’s financial position, results of operations, or cash flow.

In May 2008 the FASB issued ASC 470-20 (formerly FSP No. APB 14-1), “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement).” ASC 470-20 addresses instruments commonly referred to as Instrument C which requires the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer's option. ASC 470-20 requires that issuers of these instruments account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity, and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. ASC 470-20 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and requires retrospective application to all periods presented. The adoption of this accounting pronouncement did not have a material effect on our financial statements.

In May 2009 FASB issued ASC 855 (formerly SFAS 165), Subsequent Events effective for interim and annual financial periods ending after June 15, 2009. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. It also includes the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. It addresses the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement had no material impact on the Company’s financial statements.

In June 2009 FASB issued ASC 810 (formerly SFAS 167 which is an amendment to FASB Interpretation No. 46), Consolidation of Variable Interest Entities, to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This Statement requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This Statement eliminates the quantitative-based risks and rewards calculation previously required for determining the primary beneficiary of a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  This pronouncement had no material impact on the Company’s financial statements.

On April 9, 2009 the FASB Issued ASC 825 (formerly Staff Position FAS 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments. This requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This ASC also requires those disclosures in summarized financial information at interim reporting periods. This ASC shall be effective for interim reporting periods ending after June 15, 2009. This pronouncement had no material impact on the Company’s financial statements.

In June 2009 FASB issued ASC 105 (formerly SFAS 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This ASC identifies the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. ASC 105 arranges these sources of GAAP in a hierarchy for users to apply accordingly. The GAAP hierarchy will include only two levels of GAAP: authoritative and non-authoritative. This Codification supersedes all existing non-SEC accounting and reporting standards. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the Board’s view, the adoption of this ASC will not change GAAP, and as a result, will not have a material impact on the company’s financial statements.

Note 11 – Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has performed a review of events subsequent to the balance sheet date through November 13, 2009, the date that the consolidated financial statements were issued.

On September 24, 2009, our Board of Directors authorized an increase in authorized common shares from 100,000,000 to 1,000,000,000 as well as a 3 for 1 forward split of our common shares. The stock split requires retroactive restatement of all historical shares outstanding. The accompanying Statement of Changes to Stockholder’s Deficit was restated to give retroactive recognition of the forward stock split. All references to the number of shares in the Consolidated Financial Statements are presented on a pre-split basis. On October 7, 2009, we filed an amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada to authorize and increase the number of authorized shares of common stock to 1,000,000,000 (par value $0.001) and to effect a 3 for 1 forward split of all outstanding shares. The effective date for the forward split was October 12, 2009.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements.

Overview

Hydrodynamic Technology, Inc. dba Cavitation Technologies, Inc (Company) was incorporated January 29, 2007, in California. We are a development stage enterprise that designs and engineers NANO technology based systems that use our patents pending, multi-stage, continuous flow-through, hydrodynamic cavitation reactors. We are a “GreenTech” company whose goal is to monetize our patent pending technologies that we feel have unique, useful, and environmentally friendly commercial applications in markets such as vegetable oil refining, renewable fuels, water recycling and desalination, alcoholic beverage enhancement, water-oil emulsions, and crude oil yield enhancement. Research and development has led to products which include the Green D De-gumming System, a vegetable oil refining system, and the Bioforce 9000 NANO Reactor Skid System which performs the transesterification process during the production of biodiesel. We believe the application of our technology can dramatically reduce operating costs and improve yields in comparison to competitive solutions. Our headquarters and only office is in Chatsworth, California.

We have no significant operating history and from January 29, 2007 (date of inception) through September 30, 2009, we generated net losses aggregating $8,402,194. Management’s plan is to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

Our success depends in part on our ability to obtain patents, maintain trade secrets, and operate without infringing on the proprietary rights of others both in the United States and other countries. We have seven patent applications pending in the US along with three PCT applications. We intend to apply for new patents on a regular basis. Our patents pending apply to potential commercial applications in markets such as vegetable oil processing, renewable fuels production, water recycling and desalination, water–oil emulsions, crude oil yield enhancement, water-oil emulsions, blending systems, alcoholic beverage enhancement, and algae processing. There can be no assurances that patents issued to the Company will not be challenged, invalidated, or circumvented, or that the rights granted hereunder will provide proprietary protection or competitive advantage to the Company.

We are a public company with stock traded on the Over the Counter Bulletin Board with ticker symbol CVAT. Our stock is also traded on the Stuttgart Stock Exchange with symbol WTC. Our only location is our headquarters in Chatsworth, California. We have four employees and have engaged approximately 40 consultants and independent contractors over the past two years.

Results of Operations

The following is a comparison of the results of operations for the Company for the three months ended September 30, 2009 and 2008.

	Three Months Ended
	September 30,
	2009	2008	$ Change	% Change

General and administrative expenses	$3,077,874	$348,946	$2,728,928	782%
Research and development expenses	62,965	129,875	(66,910)	-52%
Total operating expenses	3,140,839	478,821	2,662,018	556%
Loss from operations	(3,140,839)	(478,821)	(2,662,018)	556%
Interest expense	(83,582)	(9,637)	(73,945)	767%
Loss before income taxes	(3,224,421)	(488,458)	(2,735,963)	560%
Income tax expense	-	-	-	0.0%
Net loss	$(3,224,421)	$(488,458)	$(2,735,963)	560%

Revenues

We had no revenue for the three months ended September 30, 2009 or 2008. For the three month period ended September 30, 2009, we recorded Deferred Income of $7,480 as a deposit for a potential future sale/lease/license. We expect to be able to achieve revenue during the fiscal year ending June 30, 2010.

General and Administrative Expenses

Our general and administrative expenses increased $2,728,928 for the three months ended September 30, 2009.  This is attributable largely to the issuance of 5,700,000 common shares (pre-split) distributed as incentive and valued at $4,560,000 (of which $2,587,871 is expensed in this quarter)  to consultants, service providers and other key personnel who contributed to the success of the Company. We had no such expenses in 2008.  The other two major expenses in the first quarter of fiscal 2010 were consulting fees of $296,022 and professional fees of $125,981 for legal, audit, and accounting. This compares with no consulting fees and $56,186 in professional fees in the first quarter of fiscal 2009.

Research and Development

R&D declined from $129,875 to $62,965 as we focused more resources on advertising and marketing our existing products and fewer resources on developing potential commercial products. Nevertheless, we did continue to conduct R&D on our NANO Technology for potential commercial applications in markets such as vegetable oil refining, water recycling and desalination, alcoholic beverage enhancement, crude oil yield enhancement, and water-diesel emulsion.

Interest Expense

Interest expense increased 767% to $83,582 with $63,601 attributable to amortization of discount on convertible debt. This amount arose as we converted the debt into restricted common shares at a 25% discount to the market price. Interest charges on our bank loan amounted to $17,556 as the bank line of credit converted to a 1-year loan with equal monthly payments of $7,396 starting August 1, 2009.  Interest charges of $9,637 for the first quarter in fiscal 2009 were attributable to our bank line of credit.

Liquidity and Capital Resources

Cash

As of September 30, 2009, we had cash of $7,029 compared to $5,038 at June 30, 2009.

Working Capital

As of September 30, 2009 total current liabilities, excluding the aforementioned bank loan, were $796,224, compared to $608,615 at June 30, 2009. This increase is attributable largely to Common Stock Subscription Deposit of $289,684 which represents deposits from individuals to be converted to common stock. The Common Stock Subscription Deposit of $289,684 partially off-sets the $180,000 convertible debt converted into shares as discussed above. Accrued salary for the president of the company increased to $249,955 from $202,590. Accounts payable increased to $172,378 from $109,311.

Convertible Notes Payable

On August 17, 2009, $180,000 in convertible notes payable plus $10,803 in accrued interest were converted into 374,125 shares of restricted common stock (pre-3 for 1 split). Immediately prior to the conversion, the Company changed the conversion rate to be equal to 75% of the average closing price of the Company’s stock for the 10 days immediately preceding the conversion request. This 25% discount from the market price amounted to $63,601 and was recognized as Interest Expense in the Consolidated Statement of Operations.

Bank Line of Credit

At September 30, 2009, we had borrowings of $627,876 from the National Bank of California versus $636,917 on June  30, 2009 on a line of credit from the same bank.  On August 1, 2009, the previous revolving line of credit was replaced by a one-year variable rate loan which matures August 1, 2010.  This loan bears interest at Prime + 2.75% with equal monthly installments of $7,396 beginning September 1, 2009.  A final payment of $599,322 is due August 1, 2010. This loan is secured by personal guarantees of the Company’s principals and assets.

Common Stock

In addition to the 374,125 shares (pre-split) mentioned above, under Convertible Notes Payable, we also issued 5,700,000 common shares (pre-split) distributed as incentive and valued at $4,560,000 (of which $2,587,8721, is expensed in the current quarter) to consultants, service providers and others. We also issued 279,337 common shares (pre-split) valued at $217,411 for services rendered.

Cash Flow

Net Cash Used in Operating Activities amounted to $237,632 in the first quarter of fiscal 2010 compared with $235,071 for the same 3-month period in fiscal 2009.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  Controls and Disclosures

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

There were no significant changes in the Company’s internal controls over financial reporting or in other factors during the three months ended September 30, 2009 that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. We are continuing our efforts in these regards in order to fully remedy previously reported material weaknesses and to ensure that all of our controls and procedures are adequate and effective.

PART II – OTHER INFORMATION

Item 1  Legal Proceedings

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

We issued no stock to investors in the first quarter of fiscal 2010.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a vote of Securities Holders.

On September 24, 2009, the Board of Directors authorized an increase in outstanding common shares from 100,000,000 to 1,000,000,000 (par value $0.001as well as authorizing a 3 for 1 forward split of our common shares. A majority of the shareholders voted in favor of the forward split. The articles of incorporation were amended and submitted to the Secretary of State of the State of Nevada on October 7, 2009. The forward split became effective October 12, 2009 in the State of Nevada and was declared effective by FINRA on October 28, 2009. We have incorporated the impact of the forward split into these financial statements.

Item 5 – Other Information

None

Item 6 – Exhibits

The following documents are filed as part of this report:

Consolidated balance sheets September 30, 2009 and June 30, 2009

Consolidated statements of operations — Quarter ended September 30, 2009 and September 30, 2008, and the period from January 29, 2007 (date of inception) through September 30, 2009

Consolidated statements of changes in stockholders’ deficit — Period from January 29, 2007 (date of inception) through September 30, 2009

Consolidated statements of cash flows — Quarter ended September 30, 2009 and September 30, 2008, and the period from January 29, 2007 (date of inception) through September 30, 2009

Notes to consolidated financial statements — September 30, 2009

The following exhibits are included as a part of this report by reference:

 Amendment to Certificate of Incorporation

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

SIGNATURE	TITLE	DATE

/s/ Roman Gordon	Chief Executive Officer and Director	November 13, 2009
Roman Gordon	(Principal Executive Officer) Chairman of the Board

/s/ Igor Gorodnitsky	President	November 13, 2009
Igor Gorodnitsky

/s/ R.L. Hartshorn	Chief Financial Officer	November 13, 2009
R.L. Hartshorn	(Principal Financial Officer and Accounting Officer)