Form 10-Q
period 2009-12-31
Cavitation Technologies, Inc.
filed 2010-02-04
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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
 Yes ☐     No ☒

State the aggregate market value of the voting and non -voting common equity held by non-affiliates of the registrant by reference to the price at which the common equity was last sold, or of the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completely second fiscal quarter: $26,216,684 as of December 31, 2009 based on the closing price of $0.23 per share and 113,985,584 shares outstanding.

The registrant had 114,165,048 shares of Common Stock, par value $0.001 per share, outstanding at January 22, 2009.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED DECEMBER 31, 2009

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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CAVITATION TECHNOLOGIES, INC.

Balance Sheets

	(Unaudited)
	December 31,	June 30,
	2009	2009

ASSETS

Current assets:
Cash and cash equivalents	$10,476	$5,038
Prepaid expenses and other current assets	352	2,341
Total current assets	10,828	7,379

Property and equipment, net	75,833	62,753
Other assets	9,500	9,500
Total assets	$96,161	$79,632

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$506,976	$382,615
Deferred revenue	33,480	26,000
Convertible notes payable, net of discounts	-	200,000
Common stock subscription deposit	9,870	-
Short term loan	18,500	-
Line of credit	550,146	636,917
Total current liabilities	1,118,972	1,245,532

Commitments and contingencies

Stockholders' deficit:
Preferred stock $0.001 par value, 10,000,000 shares authorized, 111,111 shares issued and outstanding at December 31, 2009 and June 30, 2009.	111	111
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 113,985,584 and 88,984,593 shares issued and outstanding at December 31, 2009 and June 30, 2009, respectively.	41,955	29,661
Additional paid-in capital	8,855,831	4,148,926
Deficit accumulated during the development stage	(9,920,708)	(5,344,598)
Total stockholders' deficit	(1,022,811)	(1,165,900)
Total liabilities and stockholders' deficit	$96,161	$79,632

See accompanying notes, which are an integral part of these financial statements.

CAVITATION TECHNOLOGIES, INC.

Statements of Operations (Unaudited)

					January 29, 2007,
					Inception,
	Three Months Ended		Six Months Ended		Through
	December 31,		December 31,		December 31,
	2009	2008	2009	2008	2009

General and administrative expenses	$1,249,554	$660,586	$4,327,428	$1,009,532	$6,914,171
Research and development expenses	91,968	48,671	154,933	178,546	2,593,431
Total operating expenses	1,341,522	709,257	4,482,361	1,188,078	9,507,602
Loss from operations	(1,341,522)	(709,257)	(4,482,361)	(1,188,078)	(9,507,602)
Interest expense	(10,167)	(11,681)	(93,749)	(21,318)	(246,281)
Loss before income taxes	(1,351,689)	(720,938)	(4,576,110)	(1,209,396)	(9,753,883)
Income tax expense	-	-	-	-	-
Net loss	$(1,351,689)	$(720,938)	$(4,576,110)	$(1,209,396)	$(9,753,883)
Preferred stock dividend	(1,500)	(50,756)	(3,000)	(50,756)
Net loss available to common stockholders	$(1,353,189)	$(771,694)	$(4,579,110)	$(1,260,152)

Net loss available to common stockholders per share:
Basic and Diluted	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Weighted average shares outstanding:
Basic and Diluted	111,567,617	77,416,140	107,253,064	67,068,510

See accompanying notes, which are an integral part of these financial statements.

Cavitation Technologies, Inc.

Statement of Changes In Stockholders' Deficit (Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Issuance of common stock for services on
January 29, 2007, inception			42,993,630	$14,331	$6,669	$	$21,000
Net loss						(533,185)	(533,185)

Balance at December 31, 2007	-	$-	42,993,630	$14,331	$6,669	$(533,185)	$(512,185)

Common stock sold for cash			2,047,314	682	499,318		500,000
Common stock issued as payment for services			10,369,650	3,457	1,819,943		1,823,400
Amortization of discount on convertible preferred stock					47,879	(47,879)	-
Net loss						(2,148,597)	(2,148,597)

Balance at June 30, 2008	-	$-	55,410,594	$18,470	$2,373,809	$(2,729,661)	$(337,382)

Preferred stock sold in connection with reverse merger			2,149,560	717	124,283		125,000
Preferred stock sold for cash	111,111	111			99,889		100,000
Preferred stock - Beneficial Conversion Feature					11,111	(11,111)
Bio shares outstanding before reverse merger			27,840,534	9,280	(9,280)		-
Common stock issued as payment for services			1,983,909	661	639,012		639,673
Common stock sold for cash			1,599,996	533	299,467		300,000
Warrants issued in connection with issuance of convertible debt					49,245		49,245
Amortization of discount on conversion of preferred stock					107,835	(107,835)	-
Warrants issued as payment for services					146,043		146,043
Share-based compensation					307,512		307,512
Net loss						(2,495,991)	(2,495,991)

Balance at June 30, 2009	111,111	$111	88,984,593	$29,661	$4,148,926	$(5,344,598)	$(1,165,900)

Common stock issued as payment for services			17,938,011	5,979	2,799,303		2,805,282
Common stock issued for debt and accrued interest conversion			1,122,375	374	190,429		190,803
Conversion feature on notes payable					63,601		63,601
Warrants issued as payment for services					5,173		5,173
Net loss						(3,224,421)	(3,224,421)

Balance at September 30, 2009	111,111	$111	108,044,979	$36,014	$7,207,432	$(8,569,019)	$(1,325,462)

Common stock sold for cash			4,179,935	4,180	695,460		699,640
Common stock issued as payment for services			1,760,670	1,761	560,904		562,665
Amortization of restricted stock					395,285		395,285
Dividends on preferred stock					(3,250)		(3,250)
Net loss						(1,351,689)	(1,351,689)

Balance at December 31, 2009	111,111	$111	113,985,584	$41,955	$8,855,831	$(9,920,708)	$(1,022,811)

See accompanying notes, which are an integral part of these financial statements.

CAVITATION TECHNOLOGIES, INC.

Statements of Cash Flows (Unaudited)

			January 29, 2007,
			Inception,
			Through
	Six Months Ended December 31,		March 31,
	2009	2008	2009

Operating activities:
Net loss	$(4,576,110)	$(1,209,396)	$(9,753,883)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	7,940	2,262	20,558
Warrants issued in connection with convertible notes payable	-	1,255	49,245
Common stock issued for services	3,763,232	454,600	6,247,649
Stock option compensation	-	198,620	307,512
Warrants issued for services	5,173	-	151,216
Amortization of loan discount	63,601	-	63,601

Effect of changes in:

Prepaid expenses and other current assets	1,989	(898)	(353)
Deposits	-	-	(9,500)
Accounts payable and accrued expenses	131,914	35,195	514,187
Deferred revenue	7,480	26,000	33,480
Net cash used in operating activities	$(594,781)	$(492,362)	$(2,376,288)

Investing activities:
Purchase of Property and Equipment	(21,020)	-	(96,392)
Net cash used in investing activities	$(21,020)	$-	$(96,392)

Financing activities:
Proceeds from line of credit borrowings	-	9,061	636,917
Payments on line of credit	(86,771)	-	(86,771)
Proceeds from sales of preferred stock	-	125,000	725,000
Payments on convertible notes payable	(20,000)	-	(55,000)
Proceeds from convertible notes payable	-	125,900	235,000
Proceeds from sale of commom stock and subscription deposit	709,510	-	1,009,510
Proceeds from short term loan	18,500	-	18,500
Net cash provided by financing activities	$621,239	$259,961	$2,483,156

Net increase (decrease) in cash	5,438	(232,401)	10,476
Cash, beginning of period	5,038	310,929	-
Cash, end of period	$10,476	$78,528	$10,476

Supplemental disclosures of cash flow information:
Cash paid for interest	$30,368	$17,868	$133,655
Cash paid for income taxes	-	-	3,469

Supplemental disclosure of non-cash investing and financing activities:
Warrants issued in connection with preferred stock	-	-	155,714
Beneficial conversion feature of preferred stock	-	-	11,111
Conversion of preferred to common shares in reverse merger	-	625,000	625,000
Proceeds from sales of preferred stock used to purchase shares of Bio	-	-	400,000
Conversion of notes payable to common stock	190,803	-	190,803

See accompanying notes, which are an integral part of these financial statements.

CAVITATION TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2009

Note 1 - Nature of Operations

Cavitation Technologies, Inc. is a Nevada Corporation (the “Company”) ,which  operates through its wholly owned subsidiary Hydrodynamic Technology, Inc., a California corporation.  The Company designs and engineers environmentally friendly NANO technology based systems that use our patents pending, multi-stage, continuous flow-through, hydrodynamic NANO Series of cavitation reactors.  These systems have commercial applications in industries such as vegetable oil refining, renewable fuels, water recycling, water-oil emulsions, alcoholic beverage enhancement, extraction of algae, and crude oil yield enhancement.

Products include the "Green D+ Plus De-gumming System", a vegetable oil refining system, the "HydorFuel System" for producing diesel-water fuel emulsions, and the "Bioforce 9000 NANO Reactor Skid System" which performs the transesterification process during the production of biodiesel.

Our success will depend in part on our ability to obtain patents, maintain trade secrets, and operate without infringing on the proprietary rights of others both in the United States and other countries. We have eight patent applications pending in the US and have applied for three international patents.  We intend to apply for new patents on a regular basis. Our patents pending apply to potential commercial applications in markets such as vegetable oil refining, renewable fuels production, waste water treatment, water-oil emulsions, crude oil yield enhancement, and alcoholic beverage enhancement. There can be no assurances that patents issued to the Company will not be challenged, invalidated, or circumvented, or that the rights granted hereunder will provide proprietary protection or competitive advantage to the Company.

We are are traded on both the Over the Counter Bulletin Board where our ticker symbol is CVAT as well as  the Berlin and Stuttgart Stock Exchanges where our symbol is WTC.  Our single location is our headquarters in Chatsworth, CA.  We have four full-time employees and have engaged approximately forty consultants and independent contractors over the past two years.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Going Concern

The Company is a development stage entity as of December 31, 2009 as defined by the Financial Accounting Standard Board Accounting Standard Codification (ASC) 915. Successful completion of the Company’s development programs and ultimately the attainment of profitable operations are dependent on future events including, among other things, our ability to access potential markets; secure financing; develop a customer base; attract, retain, and motivate qualified personnel; and develop strategic alliances. The Company has no significant operating history and, from January 29, 2007 (inception), through December 31, 2009 generated a net loss of $9,753,883. The Company also has negative cash flow from operations and negative net equity. To date the Company has been funded by private equity and debt. Although management believes that the company will be able to successfully fund its operations, there can be no assurance that the Company will be able to do so or that the company will ever operate profitably.

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

CAVITATION TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2009

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six months ended December 31, 2009 and for the three and six months ended December 31, 2008 are not necessarily indicative of results to be expected for fiscal year ending June 30, 2010. For further information, please refer to Notes to Consolidated Financial Statements - “Significant Accounting Policies” of the Company’s Form 10-K for the year ended June 30, 2009 as filed with the Securities and Exchange Commission (SEC) on September 28, 2009 for a description of the Company’s Basis of Presentation.

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

Revenue Recognition

Revenue is recognized when: an arrangement exists; delivery has occurred, including transfer of title and risk of loss for product sales, or services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collectibility is reasonably assured. The Company recognizes revenues in accordance with ASC 605 Revenue Recognition.  During the first quarter of fiscal 2010, the Company received a deposit of $7,480 from a customer relating to an order for our Bioforce 9000 NANO Reactor Skid System. Because this transaction has not yet been fully completed, this amount is included in deferred revenue on the accompanying balance sheet as of December 31, 2009.   There were no deposits during the second quarter of fiscal 2010.

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost which approximates market value.

CAVITATION TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2009

Property and Equipment

Property and equipment presented at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. Betterments, renewals, and extraordinary repairs that extend the life of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to retired assets are removed from the Company's accounts, and the gain or loss on dispositions, if any, is recognized in the consolidated statements of operations

Share-Based Compensation

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

CAVITATION TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2009

On December 31, 2009, the Company had 2,251,938 stock options and 8,802,638 warrants outstanding to purchase common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive. In addition, the Company had 111,111 shares of Series A Preferred Stock outstanding, which are convertible into 375,000 shares of common stock. These items were not included in the calculation of diluted net loss per common share because their effect would be anti-dilutive.
Note 4 - Property and Equipment

Property and equipment consisted of the following as of December 31, 2009 (unaudited) and June 30, 2009.

	December 31,	June 30,
	2009	2009

Leasehold improvements	$2,475	$2,475
Furniture and fixtures	26,837	26,837
Office equipment	1,400	1,400
Equipment	65,680	44,660
Property and Equipment (gross)	96,392	75,372
Less: accumulated depreciation	(20,559)	(12,619)
Property and Equipment (net)	$75,833	$62,753

Depreciation expense for the three and six months ended December 31, 2009 amounted to $4,401 and $7,940, respectively.  Depreciation expense for the three and six months ended December 31, 2008 amounted to $1,131 and $2,363, respectively.

Note 5 -Bank Loan

On February 7, 2007, the Company contracted a $700,000 revolving line of credit from National Bank of California. On August 1, 2009, the revolving line of credit was replaced by a one-year variable rate loan which matures August 1, 2010.  This loan bears interest at Prime + 2.75% and will be repaid with equal monthly installments of $7,396 beginning September 1, 2009. A final payment of $599,322 is due August 1, 2010. This loan is secured by personal guarantees of the Company’s principals and assets. The balance outstanding under the loan was $550,146 on December 31, 2009 and under the line of credit was $636,917 on June 30, 2009.

Note 6 - Convertible Notes Payable

Convertible Notes Payable

On August 17, 2009, $180,000 in convertible notes payable plus accrued interest were converted into 1,122,375 shares of restricted common stock. Immediately prior to the conversion, the Company changed the conversion rate to be equal to 75% of the average closing price of the Company’s stock for the 10 days immediately preceding the conversion request.

Note 7 – Common and Preferred Stock, Options and Warrants

Common

CAVITATION TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2009

On September 24, 2009, the Company’s Board of Directors authorized an increase in authorized common shares from 100,000,000 to 1,000,000,000 as well as a 3 for 1 forward split of the Company’s common shares. The stock split requires retroactive restatement of all historical shares outstanding. The accompanying Statement of Changes to Stockholder’s Deficit was restated to give retroactive recognition of the forward stock split. All references to the number of shares in the Consolidated Financial Statements are presented on a post-split basis. On October 7, 2009, the Company filed an amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to authorize and increase the number of authorized shares of common stock to 1,000,000,000 (par value $0.001) and to effect a 3 for 1 forward split of all outstanding shares. The effective date for the forward split was October 12, 2009.

On December 31, 2009, the Company received $9,870 in deposits from an individual for the purpose of investing in common stock. The amount of $9,870 is reflected in Common Stock Subscription Deposit on the accompanying balance sheet as of December 31, 2009.  In January 2010, the $9,870 deposit was converted into 58,056 of common stock.

Preferred

The holders of the Series A Preferred Stock are entitled to receive out of any funds legally available, dividends at the rate of 6% per annum, payable on September 30 and March 30. Dividends accrue and are cumulative whether or not they have been declared. Dividends may be paid in cash or through the issuance of additional shares of Series A Preferred Stock at the Company’s option. At December 31, 2009, the Company has accrued $4,750 in dividends.

Stock Options

There were 2,251,938 stock options outstanding June 30, 2009.  There were no options issued during the six months ended December 31, 2009.  For details on Stock Options, please refer to our 10-K submitted September 28, 2009.

Warrants

The following tables summarize the Company’s warrant activity and related information for six months ended December 31, 2009 and the year ended June 30, 2009 after consideration of the 3 for 1 forward stock split which occurred on October 12, 2009.

	Warrants		Weighted Average Exercise Price
	December 31,		December 31,
	2009	June 30, 2009	2009	June 30, 2009
Outstanding — Beginning	4,532,703	409,440	$0.44	$0.37
Granted	4,269,935	4,123,263	$0.42	0.45
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding — ending	8,802,638	4,532,703	$0.43	0.44
Exercisable	8,802,638	4,532,703	$0.43	$0.44

CAVITATION TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2009

Warrants Outstanding
Range of Exercise	Number of	Weighted Average Remaining
Prices	Warrants	Contractual Life (Years)
$0.20 – 0.42	6,632,642	3.05
$0.50 – 0.58	2,169,996	3.75
	8,802,638

The fair value of the warrants granted for services during the first quarter of fiscal 2010 is estimated at $5,173. There were no warrants issued for services during the second quarter of fiscal 2010.  The fair value of these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

Expected Life	3.0 years
Stock Price Volatility	64%
Risk Free Interest Rate	1.6%
Expected Dividends	None

Note 8 - Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 270, Interim Financial Reporting, the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter based upon the mix and timing of actual earnings versus annual projections. The Company has estimated its annual effective tax rate to be zero. This is based on an expectation that the Company will generate net operating losses in the year ending June 30, 2010, and it is not more likely than not that those losses will be recovered using future taxable income. Therefore, no provision for income tax has been recorded as of and for the period ended December 31, 2009.

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

The Company files income tax returns with state and federal jurisdictions. The Company’s state and federal income tax returns for the tax years ended December 31, 2009,  2008 and 2007 are subject to examination by the taxing authorities as of December 31, 2009. The Company has sustained significant net operating losses since inception and has generated corresponding net operating loss carryforwards. We are in the process of evaluating those losses. At December 31, 2009 and 2008, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, we determined that it was not more likely than not that our deferred income tax assets would not be realized. Consequently we have recorded a 100% valuation allowance which is presented as a reduction of our deferred income tax asset which principally arose from our net operating loss carryforwards.

CAVITATION TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2009

Note 9 - Lease Agreements

On January 9, 2007, the Company entered into a 3-year lease agreement for approximately 6,000 square feet of office space located at 10019 Canoga Ave., Chatsworth, CA 91311. The lease provides for monthly rental payments including parking and utilities of $4,750 for the first 12 months, and cost of living adjustments according to the Consumer Price Index for All Urban Customers at a rate not less than 3% per annum, and not greater than 6% per annum. The lease expires February 15, 2010. As of December 31, 2009, the Company has a security deposit of $9,500 associated with this lease.

On December 30, 2009, the Company extended its lease agreement for office space for a period of two years effective February 1, 2010.  Monthly rent under the extended lease agreement is $4,250 per month.

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

CAVITATION TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2009

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

CAVITATION TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2009

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

Note 11 – Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has performed a review of events subsequent to the balance sheet date through February 2, 2010, the date that the consolidated financial statements were issued.  On January 15, 2010 the Company signed a worldwide license and distribution Agreement with the Desmet Ballestra Group for the marketing of the Company’s “Green D Plus Nano Cavitation Reactor Systems”.

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

We have no significant operating history and from January 29, 2007 (date of inception) through December 31, 2009, we generated net losses aggregating $9,753,883. Management’s plan is to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

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

Results of Operations

The following is a comparison of the results of operations for the Company for the three and six months ended December 31, 2009 and 2008.

	Three Months Ended
	December 31,
	2009	2008	$ Change	% Change

General and administrative
expenses	$1,249,554	$660,586	$588,968	89%
Research and development
expenses	91,968	48,671	43,297	89%
Total operating expenses	1,341,522	709,257	632,265	89%
Loss from operations	(1,341,522)	(709,257)	(632,265)	89%
Interest expense	(10,167)	(11,681)	1,514	-13%
Loss before income taxes	(1,351,689)	(720,938)	(630,751)	87%
Income tax expense	-	-	-	-
Net loss	$(1,351,689)	$(720,938)	$(630,751)	87%

	Six Months Ended
	December 31,
	2009	2008	$ Change	% Change

General and administrative
expenses	$4,327,428	$1,009,532	$3,317,896	329%
Research and development
expenses	154,933	178,546	(23,613)	-13%
Total operating expenses	4,482,361	1,188,078	3,294,283	277%
Loss from operations	(4,482,361)	(1,188,078)	(3,294,283)	277%
Interest expense	(93,749)	(21,318)	(72,431)	340%
Loss before income taxes	(4,576,110)	(1,209,396)	(3,366,714)	278%
Income tax expense	-	-	-	0%
Net loss	$(4,576,110)	$(1,209,396)	$(3,366,714)	278%

Revenues

We had no revenue for the three and six months ended December 31, 2009 and 2008. For the three month period ended September 30, 2009, we recorded Deferred Income of $7,480 as a deposit for a potential future sale/lease/license. This amount is included in deferred revenue on the accompanying balance sheet as of December 31, 2009.  We expect to be able to achieve revenue during the fiscal year ending June 30, 2010.

General and Administrative Expenses

Our general and administrative expenses increased $588,968 and $3,317,896 for the three and six months ended December 31, 2009, respectively.  This is primarily attributed to the issuance of 1,660,182 common shares valued at $923,870, and 19,598,181 common shares valued at $3,729,152, as compensation for services rendered by consultants and key personnel during the three and six months ended December 31, 2009, respectively. We issued 1,050,000 common shares valued at $454,600, and 15,000 stock option s valued at $4,590, during the three months ended December 31, 2008 as compensation for services rendered by consultants and key personnel.  We issued 1,050,000 common shares valued at $454,600, and 675,000 stock options valued at $198,620 as compensation for services rendered by consultants and key personnel during the six months ended December 31, 2008.  Other expenses contributing to the increase in general and administrative expenses for the three months ended December 31, 2009 include legal fees and salaries in the amount of $90,011 and $112,765, respectively.  Legal fees and salaries for the three months ended December 31, 2008 totaled $28,554 and $60,681, respectively.  Other expenses contributing to the increase in general and administrative expenses for the six months ended December 31, 2009 include consulting and legal fees, and salaries in the amounts of $267,972, $162,273 and $225,324, respectively.  For the six months ended December 31, 2008, legal fees and salaries totaled $38,330 and $122,858, respectively.  There were no consulting fees (other than share-based incentives mentioned above) during the six months ended December 31, 2008.

Research and Development

Research and development expenses increased by $43,297 for the three months ended December 31, 2009 when compared to the three months ended December 31, 2008. This increase is primarily attributed to issuance of 100,500 common shares as compensation for services rendered by consultants valued at $34,080.   Research and development expenses decreased by $23,613 for the six months ended December 31, 2009 when compared to the six months ended December 31, 2008.  Research and development expenses decreased because we focused more resources on advertising and marketing of our existing products and we focused fewer resources on the development potential of commercial products. Nevertheless, we did continue to conduct research and development on our NANO Technology for potential commercial applications in markets such as vegetable oil refining, water recycling and desalination, alcoholic beverage enhancement, crude oil yield enhancement, and water-diesel emulsion.

Interest Expense

Interest expense decreased by $1,514 for the three months ended December 31, 2009 when compared to the three months ended December 31, 2008.  Interest expense increased by $72,431 for the six months ended December 31, 2009 when compared to the six months ended December 31, 2008.  The decrease in interest expense for the three months ended December 31, 2009 is attributed to lower bank loan levels.  The increase in interest expense for the six months ended December 31, 2009 is attributed to interest and amortization of discount on convertible notes payable that were issued on December 30, 2008 at a rate of 12% that were converted to common stock on August 17, 2009 offset by lower bank loans levels.

Liquidity and Capital Resources

At December 31, 2009 and June 30, 2009, we had cash of $10,476 and $5,038, respectively.    Our net cash used by operating activities increased by $102,419 from $492,362 to $594,781 during the six months ended December 31, 2008 and 2009, respectively.  Our net cash used by investing activities increased by $21,020 from $0 to $21,020 during the six months ended December 31, 2008 and 2009, respectively.  Our net cash provided by financing activities increased by $361,278 from $259,961 to $621,239 during the six months ended December 31, 2008 and 2009, respectively.

 At December 31, 2009 and June 30, 2009 we had a negative working capital, excluding the aforementioned bank loan, of $557,998 and $601,236, respectively.  Our working capital improved primarily because of the conversion of the convertible notes payable to common shares offset by an increase in accounts payable and accrued expenses.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to stock options, warrants, and common stock issued for services, among others. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Share-Based Compensation
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

Recently Issued Accounting Standards

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

In June 2009 FASB issued ASC 105 (formerly SFAS 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This ASC identifies the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. ASC 105 arranges these sources of GAAP in a hierarchy for users to apply accordingly. The GAAP hierarchy will include only two levels of GAAP: authoritative and non-authoritative. This Codification supersedes all existing non-SEC accounting and reporting standards. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the Board’s view, the adoption of this ASC has not changed GAAP, and as a result, it did not have a material impact on the company’s financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  Controls and Disclosures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

The term “disclosure controls and procedures,” as defined under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds

We sold 4,179,935 common shares for $699,640 during the three months ended December 31, 2009.  There were no sales of common stock during the three months ended September 30, 2009.

We issued 19,698,681 common shares as compensation for services rendered during the six months ended December 31, 2009.

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

Item 5 – Other Information

None

Item 6 – Exhibits

Part I Exhibits

31.1              Principal Executive Officer Certification

31.2              Principal Financial Officer Certification

32.1              Section 1350 Certification

10.1              Material agreement

Part II Exhibits

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Roman Gordon	Chief Executive Officer and Director	February 2, 2010
Roman Gordon	(Principal Executive Officer) Chairman of the Board

/s/ Igor Gorodnitsky	President	February 2, 2010
Igor Gorodnitsky

/s/ R.L. Hartshorn	Chief Financial Officer	February 2, 2010
R.L. Hartshorn	(Principal Financial Officer and Accounting Officer)