Form 10-Q
period 2010-03-31
Cavitation Technologies, Inc.
filed 2010-05-17
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐  Smaller Reporting Company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

State the aggregate market value of the voting and non -voting common equity held by non-affiliates of the registrant by reference to the price at which the common equity was last sold, or of the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completely second fiscal quarter: $11,229,822 as of March 31, 2010 based on the closing price of $0.16 per share and 70,186,388 shares outstanding.

The registrant had 122,855,952 shares of Common Stock, par value $0.001 per share, outstanding at May 5, 2010.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED DECEMBER 31, 2009

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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
Balance Sheets

	(Unaudited)
	March 31,	June 30,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$599	$5,038
Prepaid expenses and other current assets	3,303	2,341
Deferred cost	7,378	-
Total current assets	11,280	7,379

Property and equipment, net	71,531	62,753
Other assets	9,500	9,500
Total assets	$92,311	$79,632

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$9,555	$-
Accounts payable and accrued expenses	153,948	158,073
Accrued officer salary	354,591	224,542
Deferred revenue	50,741	26,000
Convertible notes payable, net of discounts	-	200,000
Short term loan	9,000	-
Line of credit	537,505	636,917
Total current liabilities	1,115,340	1,245,532

Commitments and contingencies

Stockholders' deficit:
Preferred stock $0.001 par value, 10,000,000 shares authorized, 111,111 shares issued and outstanding at March 31, 2010 and June 30, 2009.	111	111
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 122,503,550 and 88,984,593 shares issued and outstanding at March 31, 2010 and June 30, 2009, respectively.	50,473	29,661
Additional paid-in capital	11,020,860	4,148,926
Deficit accumulated during the development stage	(12,094,473)	(5,344,598)
Total stockholders' deficit	(1,023,030)	(1,165,900)
Total liabilities and stockholders' deficit	$92,311	$79,632

See accompanying notes, which are an integral part of these financial statements.

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended		January 29, 2007,
					Inception,
					Through
	March 31,		March 31,		March 31,
	2010	2009	2010	2009	2010

General and administrative expenses	$2,116,779	$460,170	$6,444,167	$1,469,702	$9,030,950
Research and development expenses	47,373	79,079	202,306	257,625	2,640,804
Total operating expenses	2,164,151	539,249	6,646,473	1,727,327	11,671,753
Loss from operations	(2,164,151)	(539,249)	(6,646,473)	(1,727,327)	(11,671,753)
Interest expense	(9,614)	(48,593)	(103,362)	(69,912)	(255,895)
Loss before income taxes	(2,173,765)	(587,842)	(6,749,835)	(1,797,239)	(11,927,648)
Income tax expense	-	-	-	-	-
Net loss	$(2,173,765)	$(587,842)	$(6,749,835)	$(1,797,239)	$(11,927,648)
Preferred stock dividend	(1,500)	-	(4,500)	(50,756)
Net loss available to common stockholders	$(2,175,265)	$(587,842)	$(6,754,335)	$(1,847,995)

Net loss available to common stockholders per share:
Basic and Diluted	$(0.02)	$(0.01)	$(0.06)	$(0.03)

Weighted average shares outstanding:
Basic and Diluted	118,653,402	85,367,766	111,013,943	73,079,217

See accompanying notes, which are an integral part of these financial statements.

Cavitation Technologies, Inc
 (A Development Stage Company)
 Consolidated Statements of Changes In Stockholders' Deficit

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Issuance of common stock for services on January 29, 2007, inception			42,993,630	14,331	6,669		21,000
Net loss						(533,185)	(533,185)
Balance at December 31, 2007	-	-	42,993,630	14,331	6,669	(533,185)	(512,185)

Common stock sold for cash			2,047,200	682	499,318		500,000
Common stock issued as payment for services on March 31, 2008			6,428,904	2,143	1,128,257		1,130,400
Common stock issued as payment for services on April 16, 2008			51,180	17	8,983		9,000
Common stock issued as payment for services on April 22, 2008			102,360	34	17,966		18,000
Common stock issued as payment for services on June 18, 2008			3,787,320	1,262	664,738		666,000
Amortization of discount on convertible preferred stock					47,879	(47,879)	-
Net loss						(2,148,597)	(2,148,597)
Balance at June 30, 2008	-	-	55,410,594	18,470	2,373,809	(2,729,661)	(337,382)

Preferred stock sold in connection with reverse merger for cash on October 3, 2008			2,149,560	717	124,283		125,000
Preferred stock sold for cash on March 17, 2009	111,111	111			99,889		100,000
Preferred stock - Beneficial Conversion Feature					11,111	(11,111)	-
Common stock sold for cash on April 22, 2009			499,998	167	99,833		100,000
Common stock sold for cash on June 4, 2009			499,998	167	99,833		100,000
Common stock sold for cash on June 22, 2009			300,000	100	49,900		50,000
Common stock sold for cash on June 30, 2009			300,000	100	49,900		50,000
Bio shares outstanding before reverse merger			27,840,534	9,280	(9,280)		-
Common stock issued as payment for services on September 22, 2008			150,000	50	17,950		18,000
Common stock issued as payment for services on December 3, 2008			450,000	150	187,450		187,600
Common stock issued as payment for services on December 17, 2008			300,000	100	132,000		132,100
Common stock issued as payment for services on February 27, 2009			590,565	197	157,287		157,484
Common stock issued as payment for services on March 11, 2009			86,550	29	26,910		26,939
Common stock issued as payment for services on March 22, 2009			150,000	50	50,450		50,500
Common stock issued as payment for services on April 23, 2009			29,415	10	9,305		9,315
Common stock issued as payment for services on May 28, 2009			152,379	51	39,060		39,111
Common stock issued as payment for services on June 4, 2009			37,500	13	9,863		9,875
Common stock issued as payment for services on June 30, 2009			37,500	13	8,738		8,750
Warrants issued in connection with issuance of convertible debt in December 2008 and January 2009					49,245		49,245
Amortization of discount on convertible preferred stock					107,835	(107,835)	-
Warrants issued as payment for services on May 27, 2009					56,146		56,146
Warrants issued as payment for services on June 3, 2009					84,219		84,219
Warrants issued as payment for services on June 30, 2009					5,678		5,678
Issuance of stock options as payment for services on August 8, 2008					229,493		229,493
Issuance of stock options as payment for services on October 1, 2008					4,598		4,598
Issuance of stock options as payment for services on October 7, 2008					22,770		22,770
Issuance of stock options as payment for services on October 21, 2008					47		47
Issuance of stock options as payment for services on October 28, 2008					33		33
Issuance of stock options as payment for services on January 19, 2009					50,571		50,571
Net loss						(2,495,991)	(2,495,991)
Balance at June 30, 2009	111,111	111	88,984,593	29,661	4,148,926	(5,344,598)	(1,165,900)

Warrants issued as payment for services on July 15, 2009					5,173		5,173
Common stock issued as payment for services on July 27, 2009			17,170,500	5,674	2,662,110		2,667,783
Common stock issued as payment for services on July 30, 2009			37,500	13	9,988		10,000
Common stock issued as payment for services on August 5, 2009			165,000	55	45,045		45,100
Common stock issued as payment for services on August 17, 2009			150,000	50	39,950		40,000
Common stock issued for debt and accrued interest conversion on August 18, 2009			1,091,325	364	185,161		185,525
Common stock issued for debt and accrued interest conversion on September 11, 2009			31,050	10	5,268		5,279
Common stock issued as payment for services on September 30, 2009			190,011	63	42,336		42,399
Conversion feature on notes payable					63,601		63,601
Net Loss						(3,224,421)	(3,224,421)
Balance at September 30, 2009	111,111	111	107,819,979	35,890	7,207,557	(8,569,019)	(1,325,461)

Common stock sold for cash on October 13, 2009			208,104	208	34,156		34,364
Common stock sold for cash on October 16, 2009			2,980,734	2,981	493,808		496,789
Common stock sold for cash on November 4, 2009			217,117	217	36,183		36,400
Common stock sold for cash on November 17, 2009			421,529	422	71,748		72,170
Common stock sold for cash on December 4, 2009			352,451	352	59,565		59,917
Common stock issued as payment for services on October 7, 2009			130,500	131	42,500		42,630
Common stock issued as payment for services on October 12, 2009
Common stock issued as payment for services on October 16, 2009			100,911	101	34,209		34,310
Common stock issued as payment for services on October 23, 2009			30,000	30	9,270		9,300
Common stock issued as payment for services on October 29, 2009			37,500	38	13,463		13,500
Common stock issued as payment for services on November 3, 2009			37,500	38	13,463		13,500
Common stock issued as payment for services on November 10, 2009			35,102	35	12,251		12,286
Common stock issued as payment for services on November 16, 2009			1,505,000	1,405	406,044		407,449
Common stock issued as payment for services on November 30, 2009			60,000	60	17,340		17,400
Common stock issued as payment for services on December 4, 2009			49,157	49	12,240		12,289
Amortization of restricted stock					395,285		395,285
Dividends on preferred stock					(3,250)		(3,250)
Net loss						(1,351,689)	(1,351,689)
Balance at December 31, 2009	111,111	111	113,985,584	41,955	8,855,831	(9,920,708)	(1,022,811)

Sale of common stock on January 6, 2010			58,058	58	9,812		9,870
Common stock issued in lieu of cash compensation on January 11, 2010			121,286	121	30,200		30,321
Common stock issued in lieu of cash compensation on February 1, 2010			5,125,102	5,125	1,071,146		1,076,271
Common stock issued in lieu of cash compensation on February 11, 21010			500,000	500	109,500		110,000
Sale of common stock on February 14, 2010			888,235	888	150,112		151,000
Common stock issued in lieu of cash compensation on February 15, 2010			127,500	128	26,648		26,776
Common stock issued in lieu of cash compensation on February 23, 2010			135,000	135	26,865		27,000
Sale of common stock on March 2, 2010			743,746	744	125,693		126,437
Common stock issued in lieu of cash compensation on March 5, 2010			121,098	121	83,122		83,243
Common stock issued in lieu of cash compensation on March 12, 2010			295,000	295	13,230		13,525
Common stock issued in lieu of cash compensation on March 22, 2010			50,000	50	8,450		8,500
Sale of common stock on March 22, 2010			352,941	353	59,647		60,000
Amortization of restricted stock					395,285		395,285
Dividends on prefered stock					(1,500)		(1,500)
Warrants issued as compensation for services					56,818		56,818
Net loss						(2,173,765)	(2,173,765)
Balance at March 31, 2010	111,111	111	122,503,550	50,473	11,020,859	(12,094,473)	(1,023,030)

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			January 29, 2007,
			Inception,
			Through
	Nine Months Ended March 31,		March 31,
	2010	2009	2010

Operating activities:
Net loss	(6,749,835)	(1,797,239)	(11,927,608)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	12,343	5,641	24,961
Warrants issued in connection with convertible notes payable	-	40,147	49,245
Common and preferred stock issued for services	5,534,155	638,000	8,018,572
Stock option compensation	-	198,620	307,512
Increase in deferred revenue	24,741	26,000	50,741
Warrants issued for services	61,991	-	208,034
Amortization of loan discount	63,601	-	63,601

Effect of changes in:

Prepaid expenses and other current assets	(8,340)	(312)	(10,682)
Deposits	-	-	(9,500)
Accounts payable and accrued expenses	131,937	111,237	514,210
Bank overdraft	9,555		9,555
Net cash used in operating activities	(919,853)	(777,906)	(2,701,359)
Investing activities:

Purchase of Property and Equipment	(21,121)	-	(96,493)
Net investing activities	(21,121)	-	(96,493)

Financing activities:
Proceeds from line of credit borrowings	-	9,061	636,917
Payments on line of credit	(99,412)	-	(99,412)
Proceeds from sales of preferred stock	-	225,000	725,000
Proceeds from convertible notes payable	-	235,000	235,000
Payments on convertible notes payable	(20,000)		(55,000)
Proceeds from sale of commom stock	1,033,447	-	1,333,447
Payments on short term notes payable	(5,000)		(5,000)
Proceeds from short term notes payable	27,500		27,500
Net cash provided by financing activities	936,535	469,061	2,798,452

Net increase (decrease) in cash	(4,439)	(308,845)	599
Cash, beginning of period	5,038	310,929	-
Cash, end of period	599	2,084	599

Supplemental disclosures of cash flow information:
Cash paid for interest	39,761	32,905	143,048
Cash paid for income taxes	-	-	3,469

Supplemental disclosure of non-cash investing and financing activities:
Warrants issued in connection with preferred stock	-	-	155,714
Beneficial conversion feature of preferred stock	-	-	11,111
Conversion of preferred to common shares in reverse merger	-	625,000	625,000
Dividend issued to preferred stockholders, as converted	50,756	-	50,756
Proceeds from sales of preferred stock used to purchase shares of Bio	-	-	400,000
Conversion of notes payable to common stock	204,303	-	204,303

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2010

Note 1 - Nature of Operations

Cavitation Technologies, Inc. is a Nevada Corporation (the “Company”) ,which  operates through its wholly owned subsidiary Hydrodynamic Technology, Inc., a California corporation.  The Company designs and engineers environmentally friendly NANO technology based systems that use our patents pending, multi-stage, continuous flow-through, hydrodynamic NANO Series of cavitation reactors.  These systems have potential commercial applications in industries such as vegetable oil refining, renewable fuels, water recycling, water-oil emulsions, alcoholic beverage enhancement, extraction of algae, and crude oil yield enhancement.

The Company’s  products include the "Green D+ NANO De-gumming System", an edible oil refining system, the "HydorFuel System" for producing diesel-water fuel emulsions, and the "Bioforce 9000 NANO Reactor Skid System" which performs the transesterification process during the production of biodiesel.  Each reactor skid system contains one of more multi-stage continuous flow through hydrodynamic NANO reactors.  To date, we have sold no products and have received no significant revenue.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Going Concern

The Company is a development stage entity as of March 31, 2010 as defined by the Financial Accounting Standard Board Accounting Standard Codification (ASC) 915. Successful completion of the Company’s development programs and ultimately the attainment of profitable operations are dependent on future events including, among other things, our ability to access potential markets; secure financing; develop a customer base; attract, retain, and motivate qualified personnel; and develop strategic alliances. The Company has no significant operating history and, from January 29, 2007 (inception), through March 31, 2010 generated a net loss of $11,927,648. The Company also has negative cash flow from operations and negative net equity. To date the Company has been funded by private equity and debt. Although management believes that the company will be able to successfully fund its operations, there can be no assurance that the Company will be able to do so or that the company will ever operate profitably.

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 31, 2010 and for the three and nine months ended March 31, 2009 are not necessarily indicative of results to be expected for fiscal year ending June 30, 2010. For further information, please refer to Notes to Consolidated Financial Statements - “Significant Accounting Policies” of the Company’s Form 10-K for the year ended June 30, 2009 as filed with the Securities and Exchange Commission (SEC) on September 28, 2009 for a description of the Company’s Basis of Presentation.

 CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2010

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

Revenue Recognition

Revenue is recognized when: an arrangement exists; delivery has occurred, including transfer of title and risk of loss for product sales, or services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collectibility is reasonably assured. The Company recognizes revenues in accordance with ASC 605 Revenue Recognition.  During the first 9 months of fiscal 2010, the Company received a deposit of $24,741  from  customers  relating to an order for our Bioforce 9000 NANO Reactor Skid System. Because this transaction has not yet been fully completed, this amount is included in deferred revenue on the accompanying balance sheet as of March 31, 2010.   There were no deposits during the second quarter of fiscal 2010.

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

 CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2010

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning January 1, 2011. The Company’s adoption of this updated guidance was not significant to our consolidated financial statements.

In February 2010, the FASB issued updated guidance related to subsequent events.  As a result of this updated guidance, public filers must still evaluate subsequent events through the issuance date of their financial statements; however, they are not required to disclose the date in which subsequent events were evaluated in their financial statements disclosures.  This amended guidance became effective upon its issuance on February 24, 2010 at which time the Company adopted this updated guidance.

 CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2010

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

On March 31, 2010, the Company had 2,251,938 stock options and 11,845,618 warrants outstanding to purchase common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive. In addition, the Company had 111,111 shares of Series A Preferred Stock outstanding, which are convertible into 375,000 shares of common stock. These items were not included in the calculation of diluted net loss per common share because their effect would be anti-dilutive.

Note 4 - Property and Equipment

Property and equipment consisted of the following as of March 31, 2010 (unaudited) and June 30, 2009.

	March 31,	June 30,
	2010	2009

Leasehold improvements	$2,475	$2,475
Furniture and fixtures	26,837	26,837
Office equipment	1,499	1,400
Equipment	65,680	44,660

Property and Equipment (gross)	96,491	75,372
Less: accumulated depreciation	(24,961)	(12,619)
Property and Equipment (net)	$71,530	$62,753

Depreciation expense for the three and nine months ended March 31, 2010 amounted to $4,403 and $12,343, respectively.  Depreciation expense for the three and nine months ended March 31, 2009 amounted to $3,379 and $5,641, respectively.

Note 5 -Bank Loan

On February 7, 2007, the Company contracted a $700,000 revolving line of credit from National Bank of California. On August 1, 2009, the revolving line of credit was replaced by a one-year variable rate loan which matures August 1, 2010.  This loan bears interest at Prime + 2.75% and will be repaid with equal monthly installments of $7,396 beginning September 1, 2009. The loan is due on August 1, 2010. This loan is secured by personal guarantees of the Company’s principals and assets. The balance outstanding under the loan was $537,505 on March 31, 2010 and under the line of credit was $636,917 on June 30, 2009.

 CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2010

Note 6 - Convertible Notes Payable

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

Preferred

The holders of the Series A Preferred Stock are entitled to receive out of any funds legally available, dividends at the rate of 6% per annum, payable on September 30 and March 30. Dividends accrue and are cumulative whether or not they have been declared. Dividends may be paid in cash or through the issuance of additional shares of Series A Preferred Stock at the Company’s option. At March 31, 2010, the Company has accrued $6,250 in dividends.

Stock Options

There were 2,251,938 stock options outstanding June 30, 2009.  There were no options issued during the nine months ended March 31, 2010.  For details on Stock Options, please refer to our 10-K submitted September 28, 2009.

Warrants

The following tables summarize the Company’s warrant activity and related information for the nine months ended March 31, 2010 and the year ended June 30, 2009 after consideration of the 3 for 1 forward stock split which occurred on October 12, 2009.

 CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2010

	Warrants		Weighted Average Exercise Price
	March 31, 2010	June 30, 2009	March 31, 2010	June 30, 2009
Outstanding — Beginning	4,532,703	409,440	$0.44	$0.37
Granted	7,312,915	4,123,263	$0.42	0.45
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding — ending	11,845,618	4,532,703	$0.43	0.44
Exercisable	11,845,618	4,532,703	$0.43	$0.44

Warrants Outstanding
Range of Exercise Prices	Number of Warrants	Weighted Average Remaining Contractual Life (Years)
$0.20–0.42	9,675,622	2.73
$0.50–0.58	2,169,996	3.50
	11,845,618

The fair value of the warrants granted for services the three and nine months ended March 31, 2010 is estimated at $56,818 and $61,991, respectively. The fair value of these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

Expected Life	3.0 years
Stock Price Volatility	64%
Risk Free Interest Rate	1.6%
Expected Dividends	None

Note 8 - Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 270, Interim Financial Reporting, the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter based upon the mix and timing of actual earnings versus annual projections. The Company has estimated its annual effective tax rate to be zero. This is based on an expectation that the Company will generate net operating losses in the year ending June 30, 2010, and it is not more likely than not that those losses will be recovered using future taxable income. Therefore, no provision for income tax has been recorded as of and for the period ended March 31, 2010.

 CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2010

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

The Company files income tax returns with state and federal jurisdictions. The Company’s state and federal income tax returns for the tax years ended December 31, 2009, 2008 and 2007 are subject to examination by the taxing authorities as of March 31, 2010 as well as all years in which we geenerated a loss that we claim in future years. The Company has sustained significant net operating losses since inception and has generated corresponding net operating loss carryforwards. We are in the process of evaluating those losses. At March 31, 2010 and 2009, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, we determined that it was more not likely that our deferred income tax assets would not be realized. Consequently we have recorded a 100% valuation allowance which is presented as a reduction of our deferred income tax asset which principally arose from our net operating loss carryforwards.

Note 9 - Lease Agreements

On January 9, 2007, the Company entered into a 3-year lease agreement for approximately 6,000 square feet of office space located at 10019 Canoga Ave., Chatsworth, CA 91311. The lease provides for monthly rental payments including parking and utilities of $4,750 for the first 12 months, and cost of living adjustments according to the Consumer Price Index for All Urban Customers at a rate not less than 3% per annum, and not greater than 6% per annum. The lease expires February 15, 2010. As of March 31, 2010, the Company has a security deposit of $9,500 associated with this lease.

On December 30, 2009, the Company extended its lease agreement for office space for a period of two years effective February 1, 2010.  Monthly rent under the extended lease agreement is $4,250 per month.

Note 10 – Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has performed a review of events subsequent to the balance sheet date through the filing date of this Form 10-Q of May 15, 2010, the date that the consolidated financial statements were issued.  There were no significant or material transactions that occurred  subsequent to March 31, 2010.

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

Overview

Hydrodynamic Technology, Inc. dba Cavitation Technologies, Inc (Company) was incorporated January 29, 2007, in California. The Company is a development stage enterprise that designs and engineers environmentally friendly NANO technology based systems that employ our patents pending, multi-stage, continuous flow-through, hydrodynamic NANO Series of cavitation reactors.  These systems have potential commercial applications in markets such as vegetable oil refining, renewable fuels, water purification, water-oil emulsions, alcoholic beverage enhancement, and algae oil extraction.

Products include the "Green D+ NANO De-gumming System" - an edible oil refining system, and the “Bioforce
9000 NANO Skid System” which performs the transesterification process during the production of biodiesel.  Each reactor skid system contains one or more multi-stage, continuous flow-through, hydrodynamic NANO reactors which are manufactured by Canyon Engineering Products.  To date the Company has sold no products and has received no revenue.

Our Green D+ De-gumming System uses a patent pending NANO Cavitation Process which removes the impurities from non-degummed vegetable oils, which assists in the refining process to achieve high quality refined oils.  Lab tests indicate that our technology is able to produce a higher yield than competitive technologies due to less oil loss and a smaller consumption of the degumming reagents.  The global demand for processed edible oils has grown consistently over the past five years from 118 million metric tons in 2005/6 to about 174 million metric tons in 2009/10.  The global target market for our Green D+ includes approximately 7,000 worldwide vegetable oil de-gumming processors.  We intend to license our technology/systems globally through a distribution network of strategic partners who are recognized leaders in their field and who design, build, install and recommend our systems.  On January 15, 2010 the Company signed a worldwide license and distribution agreement with the Desmet Ballestra Group (DBG) for marketing the Company’s Green D+ Systems.  With DBG’s help, we are in the process of installing a 40 gallon/minute Green D+ pilot system in a vegetable oil refining plant in South Carolina.  We expect the results of these two pilot systems to be known no later than June 2010.  We expect to generate meaningful revenue within 12 months of satisfactorily completing these tests.  We expect to be able to compete with well-known companies that supply older, less efficient technology and equipment by offering systems with greater efficiency and productivity.  To date the Company has sold no products nor recognized revenue related to our Green D+ system.

The biodiesel industry has been negatively impacted by the failure of Congress to extend the $1/gallon tax credit for more than one year.  Without assurance that the credit will remain in effect, it is very difficult for biodiesel producers to be profitable.  Lack of cost-effective feedstock and the relatively low price of petroleum-based diesel fuel also hamper the development of the biodiesel industry.  Uncertainty in the biodiesel industry has negatively affected our business.  Our Bioforce 9000 was incorporated into a biodiesel plant that was scheduled to begin operations in September 2009 in Moberly, Missouri.  Due to lack of funds, the plant is not in operation.  We do not know when or if this plant will become operational.  Relationships with other potential partners have been slow to evolve because of the challenges facing the biodiesel industry.  To date the Company has sold no products nor recognized revenue related to our Bioforce 9000.

Both the Bioforce 9000 and the Green D+ Plus Systems use our unique patents pending, continuous flow-through, hydrodynamic NANO Cavitation Technology in the form of one or more reliable, cost effective, multi-stage, continuous flow-through, hydrodynamic NANO cavitation reactors manufactured by Canyon Engineering Products.  Our NANO technology process creates particles smaller than one micron (nano particles) and bonds these particles at the molecular level in nano seconds thereby creating a low cost, high quality finished product that can reduce energy requirements and other operating costs and can improve yield versus other solutions.  These reactors have no moving parts and are scalable to high volumes.  There are numerous competitors within the biodiesel industry and there is at least one other company that professes to offer hydrodynamic cavitation technology.  Other competitors in the biodiesel industry offer what we believe are less efficient technologies.  We differentiate ourselves by the designs, processes, and applications described in our patents pending applications.  We compete by offering solutions that we believe can reduce operating expenses vis-à-vis current technology.

Our success depends in part on our ability to obtain patents, maintain trade secrets, and operate without infringing on the proprietary rights of others both in the United States and other countries. We have eight US and six international patent applications pending which apply to our reactors, systems, and processes.  We intend to apply for new and improved patents on a regular basis.  Our patents pending apply to potential commercial applications in markets such as vegetable oil processing, renewable fuels, water purification, water–oil emulsions, alcoholic beverage enhancement, and algae processing.  There can be no assurances that patents issued to the Company will not be challenged, invalidated, or circumvented, or that the rights granted hereunder will provide proprietary protection or competitive advantage to the Company. Due to the nature of our products, we have incurred no costs with respect to environmental compliance.

We have no significant operating history and from January 29, 2007 (date of inception) through March 31, 2010, we generated net losses aggregating $11,870,830. Management’s plan is to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

We are a public company with stock traded on the Over the Counter Bulletin Board with ticker symbol CVAT.OB.  Our stock is also traded on the Berlin and Stuttgart Stock Exchanges with the symbol WTC.  Our single location is our headquarters in Chatsworth, CA.  We have four full-time employees and have engaged approximately forty consultants and independent contractors over the past two years.

Results of Operations

The following is a comparison of the results of operations for the Company for the three and nine months ended March 31, 2010 and 2009.

	Nine Months Ended
	March 31,
	2010	2009	$ Change	% Change
General and administrative expenses	$6,444,167	$1,469,702	$4,974,465	338%
Research and development expenses	202,306	257,625	(55,319)	-21%
Total operating expenses	6,646,473	1,727,327	4,919,146	285%
Loss from operations	(6,646,473)	(1,727,327)	(4,919,146)	285%
Interest expense	(103,362)	(69,912)	(33,450)	48%
Loss before income taxes	(6,749,835)	(1,797,239)	(4,952,596)	276%
Income tax expense	-	-	-	0%
Net loss	$(6,749,835)	$(1,797,239)	$(4,952,596)	276%

	Three Months Ended
	March 31,
	2010	2009	$ Change	% Change
General and administrative expenses	$2,116,779	$460,170	$1,656,609	360%
Research and development expenses	47,373	79,079	(31,706)	-40%
Total operating expenses	2,164,151	539,249	1,624,902	301%
Loss from operations	(2,164,151)	(539,249)	(1,624,902)	-301%
Interest expense	(9,614)	(48,593)	38,979	-80%
Loss before income taxes	(2,173,765)	(587,842)	(1,585,923)	270%
Income tax expense	-	-	-	-
Net loss	$(2,173,765)	$(587,842)	(1,585,923)	270%

Revenues

We had no revenue for the three and nine months ended March 31, 2010 and 2009. For the three month period ended March 31, 2010 we recorded deferred revenue of $17,261 as a deposit for a potential future sale/lease/license. This amount is included in deferred revenue on the accompanying balance sheet as of March 31, 2010.  We expect to be able to achieve revenue during the fiscal year ending June 30, 2011.

General and Administrative Expenses

Our general and administrative expenses increased $1,656,609 and $4,974,465 for the three and nine months ended March 31, 2010, respectively.  The increase is primarily attributed to the issuance of 6,399,986 common shares valued at $1,359,512 and 25,998,167 common shares valued at  $5,088,664, as compensation for services rendered by consultants and key personnel during the three and nine months ended March 31, 2010, respectively. We issued 827,115 common shares valued at $234,923, and 255,000 stock option s valued at $50,571, during the three months ended March 31, 2009 as compensation for services rendered by consultants and key personnel.  We issued 1,877,115 common shares valued at $689,523, and 930,000 stock options valued at $249,191 as compensation for services rendered by consultants and key personnel during the nine months ended March 31, 2009.  Other expenses contributing to the increase in general and administrative expenses for the three ended March 31, 2010 include legal fees and salaries in the amount of $73,870 and $168,422, respectively.  Legal fees and salaries for the three months ended March 31, 2009 totaled $53,538 and $162,885, respectively.  Other expenses contributing to the increase in general and administrative expenses for the nine months ended March 31, 2010 include legal fees and salaries in the amounts of $226,998 and $393,746, respectively.  For the nine months ended March 31, 2009, legal fees and salaries totaled $70,958 and $285,744, respectively.

Research and Development

Research and development expenses decreased by $31,706 and $55,319 for the three and nine months ended March 31, 2010 when compared to the three and nine months ended March 31, 2009, respectively. Research and development expenses decreased because we focused more resources on advertising and marketing of our existing products and we focused fewer resources on the development potential of commercial products. Nevertheless, we did continue to conduct research and development on our NANO Technology for potential commercial applications in markets such as vegetable oil refining, water recycling and desalination, alcoholic beverage enhancement, crude oil yield enhancement, and water-diesel emulsion. There were 75,000 common shares valued at $16,125 and 175,500 valued at $50,205 issued for research and development services during the three and nine months ended March 31, 2010, respectively.

Interest Expense

Interest expense decreased by $38,979 and increased by $33,450 for the three and nine months ended March 31, 2010, respectively, when compared to the three and nine months ended March 31, 2009.  The decrease in interest expense for the three and nine months ended March 31, 2010 is attributed to lower bank loan levels.

Liquidity and Capital Resources

At March 31, 2010 and June 30, 2009, we had cash of $599 and $5,038, respectively.    Our net cash used by operating activities increased by $141,947 from $777,906 to $919,853 during the nine months ended March 31, 2010 and 2009, respectively.  Our net cash used by investing activities increased by $21,020 from $0 to $21,020 during the nine months ended March 31, 2010 and 2009, respectively.  Our net cash provided by financing activities increased by $467,474 from $469,061 to $936,535 during the nine months ended March 31, 2010 and 2009, respectively.

At March 31, 2010 and June 30, 2009 we had a negative working capital, excluding the aforementioned bank loan, of $566,515 and $601,236, respectively.  Our working capital improved primarily because of the conversion of the convertible notes payable to common shares offset by an increase in accounts payable and accrued expense and accrued officer salary.

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

Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning January 1, 2011. The Company’s adoption of this updated guidance was not significant to our consolidated financial statements.

In February 2010, the FASB issued updated guidance related to subsequent events.  As a result of this updated guidance, public filers must still evaluate subsequent events through the issuance date of their financial statements; however, they are not required to disclose the date in which subsequent events were evaluated in their financial statements disclosures.  This amended guidance became effective upon its issuance on February 24, 2010 at which time the Company adopted this updated guidance.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  Controls and Disclosures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were ineffective due to lack of certain policies and procedures with respect to financial reporting.  These policies and procedures are currently being established and will be remediated by June 30, 2010.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds

We sold 2,042,980 common shares for $347,307 during the three months ended March 31, 2010.

We issued 6,474,986 common shares as compensation for services rendered during the three months ended March 31, 2010.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a vote of Securities Holders.

None

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

SIGNATURE	TITLE	DATE

/s/ Roman Gordon	Chief Executive Officer and Director	May 17, 2010
Roman Gordon	(Principal Executive Officer) Chairman of the Board

/s/ Igor Gorodnitsky	President	May 17, 2010
Igor Gorodnitsky

/s/ R.L. Hartshorn	Chief Financial Officer	May 17, 2010
R.L. Hartshorn	(Principal Financial Officer and Accounting Officer)