Form 10-K
period 2010-06-30
Cavitation Technologies, Inc.
filed 2010-09-28
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Large Accelerated Filer ☐    Accelerated Filer ☐   Non-Accelerated Filer ☐     Smaller Reporting Company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non voting common equity held by non-affiliates of the registrant by reference to the price at which the common equity was last sold, or of the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completely second fiscal quarter: $26,216,684 as of December 31, 2009 based on the closing price of $0.23 per share and 70,186,388 non-affiliate shares outstanding.

The registrant had 133,690,665 shares of common stock outstanding September 28, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

CAVITATION TECHNOLOGIES, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2010

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

Introduction

Cavitation Technologies, Inc. ("the Company") designs and engineers environmentally friendly NANO technology based systems. These systems have potential commercial applications in markets such as vegetable oil refining, renewable fuels, water purification, alcoholic beverage enhancement, algae oil extraction, water-oil emulsions and crude oil yield enhancement.  Our investment in research and development since inception on January 29, 2007 through June 30, 2010 is $4,623,400.

Research and development has led to products including the Green D+Plus NANO Neutralization System – a vegetable oil refining system, and the Bioforce 9000 NANO Reactor System which performs the transesterification process during the production of biodiesel. Both the Green D+ Plus System and the Bioforce 9000NANO Reactor System employ our proprietary, continuous flow-through, hydrodynamic NANO Technology in the form of our multi-stage NANO Series of reactors. To date the Company has sold no products and has recorded no revenue from product sales.

Vegetable Oil Refining

Our Green D+ Plus NANO Refining System uses a patented  NANO Refining Technology that is designed to be used in the vegetable oil refining process to process crude or de-gummed vegetable oils such as soybean, rapeseed, and canola into high quality de-gummed oils at lower costs.

We intend to license our technology/systems globally through a distribution network of strategic partners who are recognized leaders in their field and who design, build, install and recommend our systems. On January 15, 2010, we signed a worldwide license and distribution agreement with the Desmet Ballestra Group (DBG) for marketing the Company’s Green D+ Plus NANO Refining Systems.

In June 2010 we completed a pilot test of our 40 GPM Green D+ Plus NANO Refining System at a 220 short tons/day commercial crude vegetable oil refining plant in South Carolina. The system has been integrated and is operating at the plant. We have received monthly payments from this facility since May 2010, and we expect to receive monthly payments into the foreseeable future. Because there is no written agreement with this client, amounts received were recorded as Deferred Revenue in our balance sheet as of June 30, 2010.

In April 2010 we signed a memorandum of understanding with a vegetable oil refining plant located in Minnesota for pilot testing a 40 GPM Green D+ Plus NANO Refining System on a production line that processes 200 ton/day de-gummed oil. Test results should be known no later than October 30, 2010. We are in the process of installing and testing a third pilot plant with a vegetable oil refiner in Oklahoma. Our system should be able to  process 50GPM, or about 250 tons/day of crude canola oil. This 45-day test period is expected to be completed by October 30, 2010.

The global target market for our Green D+ Plus System includes approximately 300 major (greater than 200 tons per day processing capability) vegetable oil refining plants. The global demand for processed vegetable oils has grown consistently from 84.7 million metric tons in 1999 to 126 million metric tons in 2008.

Biodiesel

Our fully automated Bioforce 9000 NANO Reactor Skid System performs the transesterification process during the production of biodiesel; that is, it fully converts all mono-, di-, and tri-glycerides contained in feedstock (such as animal fats and vegetable oils) into methyl esters (crude biodiesel).  Given the conditions of the global biodiesel market and given the limited resources of our company, we do not intend to focus significant resources to the development of this market in the foreseeable future.  Instead, we plan to focus the bulk of our resources on developing our Green D+ Plus line of business.

Competition

We have a variety of competitors, large and small. The markets in which we compete are highly competitive commodity markets where the low-cost producer has the advantage. Competitors in the edible oil refining industry include well-known companies which have longer operating histories and stronger financial capabilities than we. We differentiate ourselves by the designs, processes, and applications described in our approved patent and patents pending applications. We compete by offering solutions that we believe can reduce operating expenses vis-à-vis current technology.

Due to the nature of our products, we have incurred no costs with respect to environmental compliance with federal, state, and local laws.  To our knowledge, our products do not require governmental approval, and we do not foresee that governmental regulations will have a material impact on our business.

Our success will depend in part on our ability to obtain patents, maintain trade secrets, and operate without infringing on the proprietary rights of others both in the United States and other countries.  Our approved patent and patents pending apply to potential commercial applications in markets such as vegetable oil refining, renewable fuels production, water purification, crude oil yield enhancement, and alcoholic beverage enhancement. We plan to continue to apply for new and improved patents on a regular basis. There can be no assurances that patents issued to the Company will not be challenged, invalidated, or circumvented, or that the rights granted hereunder will provide proprietary protection or competitive advantage to the Company

We are a public company with stock traded on the Over the Counter Bulletin Board with ticker symbol CVAT.  Our stock is also traded on the Berlin and Stuttgart Stock Exchanges with the symbol WTC.  Our single location is our headquarters in Chatsworth, CA. We have four full-time employees and have engaged numerous consultants and independent contractors over the past two years.

ITEM 1A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

ITEM 2.  PROPERTIES

Our corporate headquarters is located in Chatsworth, California. This approximate 5,000 square foot facility includes office space and an area to conduct research and development.  We extended our lease agreement for office space for a period of two years effective February 1, 2010.  We do not anticipate any material difficulties with the renewal of our rental agreement when it expires or in securing replacement facilities on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceeding against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Common Stock is traded on the Over the Counter Bulletin Board under the symbol CVAT. The following table sets forth the high and low price per share based on the closing price of our Common Stock for the periods indicated.

		HIGH	LOW

Fiscal 2009	First Quarter – No trading	$ N/A	NA
	Second Quarter	1.70	1.01
	Third Quarter	1.20	0.71
	Fourth Quarter	1.00	0.53

		HIGH	LOW

Fiscal 2010	First Quarter	$0.31	0.21
	Second Quarter	0.38	0.22
	Third Quarter	0.26	0.16
	Fourth Quarter	0.21	0.13

We became a public company through a share exchange  that was effected in October 2008. The first day of public trading of our stock was November 11, 2008.  Since our fiscal year end was changed to June 30, public trading of our stock began in the second quarter of fiscal 2009.  As of September 15, 2010, there were 60 holders of record of our Common Stock.  This does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.

Dividend Policy

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

Securities Authorized for Issuance Under Equity Compensation Plans

None

Unregistered Sales of Equity Securities and Use of Proceeds

The following is a listing of unregistered security activity during the year ended June 30, 2010.

Issuance of Common Stock for Conversion of Indebtedness

On August 7, 2010, we issued 1,122,375 shares of common stock to accredited non-affiliated investors for the conversion of $190,803 of outstanding convertible notes payable and accrued interest.

On June 1, 2010, we issued 2,789,217 shares of common stock to Snapshot, Ltd. for the conversion of $278,922 of outstanding notes payable.

Sales of Restricted Common Stock

On October 13, 2009, we issued 208,104 shares of common stock to G Electrical Service Co. for a total purchase price of $34,364, along with warrants to purchase 208,104 shares of common stock at an exercise price of $0.42 per share.

On October 16, 2009, we issued 1,620,000 shares of common stock to Suzahnna Tepper for a total purchase price of $270,000, along with warrants to purchase 1,620,000 shares of common stock at an exercise price of $0.42 per share.

On October 16, 2009, we issued 420,000 shares of common stock to Boris Zheleznyak for a total purchase price of $70,000, along with warrants to purchase 420,000 shares of common stock at an exercise price of $0.42 per share.

On October 16, 2009, we issued 674,934 shares of common stock to Star Tech Electric Co. for a total purchase price of $112,489, along with warrants to purchase 674,934 shares of common stock at an exercise price of $0.42 per share.

On October 16, 2009, we issued 265,800 shares of common stock to G Electrical Co. for a total purchase price of $44,300, along with warrants to purchase 265,800 shares of common stock at an exercise price of $0.42 per share.

On November 4, 2009, we issued 217,117 shares of common stock to G Electrical Service Co. for a total purchase price of $36,400, along with warrants to purchase 214,117 shares of common stock at an exercise price of $0.42 per share.

On November 17, 2009, we issued 421,529 shares of common stock to G Electrical Service Co. for a total purchase price of $72,170, along with warrants to purchase 424,529 shares of common stock at an exercise price of $0.42 per share.

On December 4, 2009, we issued 114,923 shares of common stock to G Electrical Service Co. for a total purchase price of $19,537, along with warrants to purchase 114,923 shares of common stock at an exercise price of $0.42 per share.

On December 4, 2009, we issued 237,528 shares of common stock to Star Tech Electric Co. for a total purchase price of $40,380, along with warrants to purchase 237,528 shares of common stock at an exercise price of $0.42 per share.

On January 6, 2010, we issued 58,058 shares of common stock to G Electrical Service Co. for a total purchase price of $9,870, along with warrants to purchase 58,058 shares of common stock at an exercise price of $0.42 per share.

On February 4, 2010, we issued 888,235 shares of common stock to Marina Vergilis for a total purchase price of $151,000, along with warrants to purchase 888,235 shares of common stock at an exercise price of $0.42 per share.

On March 2, 2010, we issued 44,923 shares of common stock to G Electrical Service Co. for a total purchase price of $7,637, along with warrants to purchase 44,923 shares of common stock at an exercise price of $0.42 per share.
On March 2, 2010, we issued 590,000 shares of common stock to AM-PM Appliance Co. for a total purchase of $100,300, along with warrants to purchase 590,000 shares of common stock at an exercise price of $0.42 per share.

On March 2, 2010, we issued 108,823 shares of common stock to Star Tech Electric Co. for a total purchase price of $18,500, along with warrants to purchase 108,823 shares of common stock at an exercise price of $0.42 per share.

On March 12, 2010, we issued 352,941 shares of common stock to Suzahnna Tepper for a total purchase price of $60,000, along with warrants to purchase 352,941 shares of common stock at an exercise price of $0.42 per share.

On April 4, 2010, we issued 125,000 shares of common stock to the Jiores Family Trust for a total purchase price of $15,000.

On June 1, 2010, we issued 700,000 shares of common stock to Suzahnna Tepper for a total purchase price of $70,000, along with warrants to purchase 700,000 shares of common stock at $0.42 per share.

On June 24, 2010, we issued 1,000,000 shares of common stock to West Pointe Partners, Ltd. for a total purchase price of $100,000.

None of the aforementioned investors are affiliated with the Company. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchasers.  The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these sales.

Issuance of Restricted Common Stock for Services

On July 27, 2009, we issued 4,500,000 shares of common stock to Bioworld Technology Management for research and development services.

On July 27, 2009, we issued 2,100,000 shares of common stock to San Francisco Securities, Inc. for consulting services.

On July 27, 2009, we issued 600,000 shares of common stock to Maxim Promtov for consulting services.

On July 27, 2009, we issued 900,000 shares of common stock to Suzahnna Tepper for consulting services.

On July 27, 2009, we issued 150,000 shares of common stock to Tomer Tal for legal services.

On July 27, 2009, we issued 75,000 shares of common stock to Paul Knerr for consulting services.

On July 27, 2009, we issued 75,000 shares of common stock to Todd Strickland for consulting services.

On July 27, 2009, we issued 75,000 shares of common stock to Lilia Dmitrieva for consulting services.

On July 27, 2009, we issued 150,000 shares of common stock to Stanley Loft for consulting services.

On July 27, 2009, we issued 1,725,000 shares of common stock to Sergie Chernov for research and development services.

On July 27, 2009, we issued 3,000,000 shares of common stock to Roman Gordon, the Company’s CEO, for services provided.

On July 27, 2009, we issued 3,000,000 shares of common stock to Igor Gorodnitsky, the Company’s President, for services provided.

On July 27, 2009, we issued 750,000 shares of common stock to RL Hartshorn, the Company’s CFO, for services provided.

On July 27, 2009, we issued 75,000 shares of common stock to The Adept Group for consulting services.

On July 27, 2009, we issued 120,000 shares of common stock to Barnhart Holding Ltd. for consulting services.

On July 27, 2009, we issued 63,000 shares of common stock to Aleksander Denisov for consulting services.

On August 5, 2009, we issued 75,000 shares of common stock to Princeton Research, Inc. for consulting services.

On August 5, 2009, we issued 37,500 shares of common stock to Bella Karakis for consulting services.

On August 5, 2009, we issued 37,500 shares of common stock to Kirk Wiggins for consulting services.

On August 5, 2009, we issued 15,000 shares of common stock to Irakli Gagua for consulting services.

On September 16, 2009, we issued 190,001 shares of common stock to Tomer Tal for legal services.

On October 7, 2009, we issued 37,500 shares of common stock to Bernard Reich for consulting services.

On October 7, 2009, we issued 37,500 shares of common stock to Stanley Loft for consulting services.

On October 7, 2009, we issued 30,000 shares of common stock to Aleksander Denisov for consulting services.

On October 7, 2009, we issued 25,500 shares of common stock to Kirk Wiggins for consulting services.

On October 16, 2009, we issued 70,911 shares of common stock to Tomer Tal for legal services.

On October 16, 2009, we issued 30,000 shares of common stock to Irakli Gagua for consulting services.

On October 23, 2009, we issued 30,000 shares of common stock to Varvara Grichko for research and development services.

On October 29, 2009, we issued 37,500 shares of common stock to Stacie Jovancevic for consulting services.

On November 3, 2009, we issued 37,500 shares of common stock to Kirk Wiggins for consulting services.

On November 10, 2009, we issued 35,102 shares of common stock to Tomer Tal. for legal services.

On November 16, 2009, we issued 5,000 shares of common stock to Jim Gregath for consulting services.

On November 16, 2009, we issued 500,000 shares of common stock to Vastani Company for consulting services.

On November 16, 2009, we issued 1,000,000 shares of common stock to Adamatos Investment Ltd. for consulting services.

On November 30, 2009, we issued 60,000 shares of common stock to Varvara Grichko for research and development services.

On December 4, 2009, we issued 49,157 shares of common stock to Tomer Tal. for legal services.

On January 11, 2010, we issued 41,369 shares of common stock to Tomer Tal. for legal services.

On January 11, 2010, we issued 34,917 shares of common stock to Frehiwet Asefaw for accounting services.

On January 11, 2010, we issued 12,500 shares of common stock to Stanley Loft for consulting services.

On January 11, 2010, we issued 12,500 shares of common stock to Bella Karakis for consulting services.

On January 11, 2010, we issued 10,000 shares of common stock to Irakli Gagua for consulting services.

On January 11, 2010, we issued 10,000 shares of common stock to Aleksander Denisov for consulting services.

On February 1, 2010, we issued 5,000,000 shares of common stock to Snapshot, Ltd. for marketing services.

On February 1, 2010, we issued 12,500 shares of common stock to Bernard Reich for consulting services.

On February 1, 2010, we issued 37,500 shares of common stock to Kirk Wiggins for consulting services.

On February 1, 2010, we issued 39,450 shares of common stock to Tomer Tal for legal services.

On February 1, 2010, we issued 35,652 shares of common stock to Frehiwet Asefaw for accounting services.

On February 11, 2010, we issued 500,000 shares of common stock to Undiscovered Equity, Inc. for consulting services.

On February 15, 2010, we issued 75,000 shares of common stock to Crown Equity Holdings, Inc. for consulting services.

On February 15, 2010, we issued 37,500 shares of common stock to Jim Fuller for consulting services.

On February 15, 2010, we issued 15,000 shares of common stock to Viktor Grichko for consulting services.

On February 23, 2010, we issued 45,000 shares of common stock to Luis Vance Taylor for consulting services.

On February 23, 2010, we issued 45,000 shares of common stock to Stephen Carey for consulting services.

On February 23, 2010, we issued 45,000 shares of common stock to David McWhorter for consulting services.

On March 5, 2010, we issued 74,313 shares of common stock to Tomer Tal. for legal services.

On March 5, 2010, we issued 34,285 shares of common stock to Frehiwet Asefaw for accounting services.

On March 5, 2010, we issued 12,500 shares of common stock to Stanley Loft for consulting services.

On March 5, 2010, we issued 225,000 shares of common stock to RL Hartshorn, the Company’s CFO, for services provided.

On March 12, 2010, we issued 60,000 shares of common stock to Viktor Grichko for consulting services.

On March 12, 2010, we issued 10,000 shares of common stock to Jim Gregath for consulting services.

On March 22, 2010, we issued 50,000 shares of common stock to Stanley Loft for consulting services.

On April 12, 2010, we issued 10,000 shares of common stock to Irakli Gagua for consulting services.

On April 12, 2010, we issued 24,000 shares of common stock to Varvara Grichko for research and development services.

On April 12, 2010, we issued 38,970 shares of common stock to Frehiwet Asefaw for accounting services.

On April 12, 2010, we issued 54,312 shares of common stock to Tomer Tal for legal services.

On April 19, 2010, we issued 100,000 shares of common stock to Fred G. Ramburg for consulting services.

On April 29, 2010, we issued 1,500,000 shares of common stock to Strategic IR, Inc. for consulting services.

On April 29, 2010, we issued 200,000 shares of common stock to Fred G. Ramburg for consulting services.

On May 10, 2010, we issued 386,250 shares of common stock to Sergei Chernov for research and development services.

On May 10, 2010, we issued 150,000 shares of common stock to Kirk Wiggins for consulting services.

On May 10, 2010, we issued 75,000 shares of common stock to Viktor Grichko for consulting services.

On May 10, 2010, we issued 37,500 shares of common stock to Jim Fuller for consulting services.

On May 10, 2010, we issued 125,000 shares of common stock to RL Hartshorn, the Company’s CFO, for services provided.

On May 24, 2010, we issued 152,842 shares of common stock to Tomer Tal for legal services.

On May 24, 2010, we issued 66,250 shares of common stock to Frehiwet Asefaw for accounting services.

On June 1, 2010, we issued 87,388 shares of common stock to Tomer Tal for legal services.

On June 1, 2010, we issued 76,406 shares of common stock to Frehiwet Asefaw for accounting services.

On June 9, 2010, we issued 333,333 shares of common stock to Aviva Spectrum, Inc. for accounting services.

On June 14, 2010, we issued 11,544 shares of common stock to Frehiwet Asefaw for accounting services.

On June 14, 2010, we issued 35,000 shares of common stock to Varvara Grichko for research and development services.

In all the aforementioned cases, the shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchasers in consideration of services. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these sales. With the exception of R.L. Hartshorn, Varvara Grichko and Jim Fuller, who are affiliates of the company, none of the aforementioned service providers are affiliates of the Company.

Issuance of Warrants

On July 15, 2009, we issued Cheryl Burns warrants to purchase 90,000 shares of common stock at an exercise price of $0.42 per share for consulting services.

On February 11, 2010, we issued Undiscovered Equity, Inc. warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.30 per share for consulting services.

The total value of the above warrants issued for consulting services amounted to $144,581.  The value was determined using the Black-Scholes valuation model with input assumptions of (1) volatility of 132.1%, (2) expected life ranging from 2 to 3 years, (3) risk free rate ranging from 0.91% to 1.60%, and (4) expected dividends of zero.

We have granted all such securities described above in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

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

Overview of Our Business

We design and engineer environmentally friendly NANO technology based systems. These systems have potential commercial applications in markets such as vegetable oil refining, renewable fuels, water purification, alcoholic beverage enhancement, algae oil extraction, water-oil emulsions and crude oil yield enhancement.  Our investment in research and development since inception on January 29, 2007 through June 30, 2010 is $4,623,400.

Research and development has led to products including the Green D+Plus NANO Neutralization System – a vegetable oil refining  system, and the Bioforce 9000 NANO Reactor System which performs the transesterification process during the production of biodiesel. Both the Green D+ Plus System and the Bioforce 9000 NANO Reactor System employ our patent approved and patents pending, continuous flow-through, hydrodynamic NANO Technology in the form of our multi-stage NANO Series of reactors. To date the Company has sold no products and has recorded no revenue from product sales.

Management’s Plan

We are a development stage entity engaged in the development of the Green D+ Plus NANO Neutralization System which is designed to partially refine vegetable oils such as soybean, canola, and rapeseed. Our near term goal is to successfully complete operational testing of three Green D+ Plus Neutralization Systems.  Given the conditions in the biodiesel market, we have no plans to actively pursue sales of our Bioforce 9000 System in the foreseeable future.

We have no significant operating history and, from January 29, 2007, (inception), through June 30, 2010, generated a net loss of $13,374,235. We also have negative cash flow from operations and negative net equity. The accompanying financial statements for the years ended June 30, 2010 and 2009, and the period from January 29, 2007 (date of inception) through June 30, 2010 have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.

Management’s plan is to generate income from operations after successfully completing trial tests. We will also attempt to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to stock options, warrants, and common stock issued for services, among others. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

The Company recognizes revenue when an arrangement exists; delivery has occurred, including transfer of title and risk of loss for product sales, or services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collectability is reasonably assured.

The Company received total deposits of $50,761 and $26,000 as of June 30, 2010 and 2009, respectively, from prospective customers relating to orders of the Company’s NANO Neutralization System and Bioforce 9000 Reactor Skid Systems.  Because these transactions have not yet been fully completed, these amount has been reflected in deferred revenue on the accompanying consolidate balance sheet as of June 30, 2010 and 2009.

Patents

Capitalized patent costs represent legal fees associated with procuring and filing patent applications.  The Company accounts for patents in accordance with ASC 360 (formerly SFAS No. 142, Goodwill and Other Intangible Assets).  During the year ended June 30, 2010, the Company incurred $92,284 in patent costs, which are capitalized in the accompanying consolidated balance sheet.  The Company is awaiting final approval and issuance of its pending patents. Once the patents are issued, the Company will begin amortizing the capitalized patent costs over their estimated useful lives.

Intangible and Long-Lived Assets

In accordance with ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

Stock-Based Compensation

The Company accounts for its share-based compensation in accordance ASC 718-20 (formerly SFAS No. 123R, Share-Based Payment).  Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite vesting period.

The fair value of each stock option and warrant is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions relative to volatility and anticipated forfeitures are determined at the time of grant.  There were no stock options granted during the year ended June 30, 2010.  The following were the assumptions used to value the stock options during the year ended June 30, 2009.

Year Ended
June 30,
2009

Expected life in years	1 - 10
Stock price volatility	64.0% - 148.0%
Risk free interest rate	1.06% - 3.23%
Expected dividends	None
Forfeiture rate	0%

The fair value of warrants is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions relative to volatility and anticipated forfeitures are determined at the time of grant, and were based on the following for warrants granted during the years ended June 30, 2010 and 2009.

	Year Ended	Year Ended
	June 30,	June 30,
	2010	2009

Expected life in years	2 - 3	1.5 - 5.0
Stock price volatility	132.1%	64.0% - 148.0%
Risk free interest rate	0.91% - 1.60%	0.68% - 1.86%
Expected dividends	None	None
Forfeiture rate	0%	0%

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10 (formerly SFAS No. 109, Accounting for Income Taxes and FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. The Company recognizes deferred tax assets and liabilities to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The Company classifies interest and penalties as a component of interest and other expenses. To date, there have been no interest or penalties assessed or paid.

The Company measures and records uncertain tax positions by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized.

Deferred costs

Deferred costs represent costs associated with customizing specific units of the Company’s NANO Neutralization System that it plans to sell, lease, or rent in the short term.  The direct costs incurred by the Company associated with manufacturing the products have been capitalized and reflected as deferred costs.  When sales of the specific products are made, the amounts recorded as deferred costs will be expensed.

Results of Operations

We have no significant operating history and from January 29, 2007 (date of inception) through June 30, 2010, we generated net losses aggregating $13,374,235.  The following is a comparison and analysis of our results of operations for the years ended June 30, 2010 and 2009.

	For the Years Ended
	June 30,
	2010	2009	$ Change	% Change

General and administrative expenses	$5,675,627	$2,086,293	$3,589,334	172.0%
Research and development expenses	2,184,902	311,793	1,873,109	600.8%
Total operating expenses	7,860,529	2,398,086	5,462,443	227.8%
Loss from operations	(7,860,529)	(2,398,086)	(5,462,443)	227.8%
Interest expense	(335,933)	(97,905)	(238,028)	243.1%
Loss before income taxes	(8,196,462)	(2,495,991)	(5,700,471)	228.4%
Income tax expense	-	-	-	0.0%
Net loss	$(8,196,462)	$(2,495,991)	(5,700,471)	228.4%

Operating Expenses

Our operating expenses for fiscal 2010 amounted to $7,860,529 compared with $2,398,086 in 2009, an increase of $5,462,443, or 227.8%.  The increase consisted of an increase in general and administrative expenses in fiscal 2010 as compared to fiscal 2009 of $3,589,334, or 172.0%, and an increase in research and development expenses of $1,873,109, or 600.8%.  These components of our operating expenses increased primarily due to the following.

Our general and administrative expenses increased during fiscal 2010 primarily due to an increase in the amount of share-based compensation issued during the year of $3,579,518.  During the year ended June 30, 2010, we issued an increased amount of shares of restricted common stock and warrants to various employees and consultants as payment for services.  The total amount included in general and administrative expenses during fiscal 2010 relating to these issuances amounted to $4,673,100.  During fiscal 2009, our total share-based compensation for services in the form of restricted common stock, warrants and options amounted to $1,093,582.  The increase in fiscal 2010 resulted in an increased number of shares issued to individuals for consulting services, as well as 8,475,000 shares of restricted common stock issued to members of senior management as compensation which resulted in general and administrative expenses of $1,473,726.

Our research and development expenses increased during fiscal 2010 primarily due to $1,947,208 of share-based compensation issued to consultants involved in research and development.  This increase is primarily due to an aggregate of 6,825,000 shares of restricted common stock issued to three consultants in July 2009 as compensation for research and development activities performed on the design and development of our Green D+ Plus (vegetable oil)  Neutralization System.  These shares had an aggregate total value of $1,820,000, which were included as part of research and development expenses recorded during 2010.  There were no such share issuances in 2009.

Interest Expense

Our interest expense for fiscal 2010 amounted to $112,796 compared to $97,905 for fiscal 2009, an increase of $14,891, or 15.2%.  The increase during fiscal 2010 was primarily due to a beneficial conversion feature charge of approximately $64,000 resulting from the modification of convertible notes payable outstanding in July 2009, and the resulting conversion into common stock.  We also had an increase in interest expense during fiscal 2010 of approximately $14,000 on our bank loan due to the replacement of our line of credit with a one-year variable rate loan in August 2009, the terms of which resulted in an increase in  the interest rate from the Prime rate plus 1% to the Prime rate plus 2.75%.  These increases in fiscal 2010 were offset by increased interest expense of approximately $63,000 in fiscal 2009 related to convertible notes payable issued in December 2009 and February 2009.  As these convertible notes payable were converted into common stock in July 2009, interest expense incurred on them during fiscal 2010 was not significant.

During fiscal 2010, we also had a charge of $223,137 on the issuance of common stock as payment of debt.  On June 1, 2010, Snapshot, Ltd., a holder of Company debt securities, agreed to convert an outstanding note payable into shares of the Company’s common stock at a conversion rate of $0.10 per share.  As a result, the Company issued 2,789,217 shares of common stock as payment of the note payable of $278,922.  A resulting charge on the conversion of the note payable of $223,137 was recorded, representing the difference between the market value of the stock issued and the book value of the note payable.

Liquidity and Capital Resources

Convertible Notes Payable

In December 2008 and February 2009 we issued $235,000 in convertible notes payable which carried an interest rate of 12%.  During the year ended June 30, 2009, we repaid $35,000 of the outstanding principal balances, and the balance outstanding at June 30, 2009 was $200,000.  In the first quarter of fiscal 2010, $20,000 of the outstanding principal amounts were repaid, and the remaining $180,000 outstanding balance, along with accrued interest, converted to 1,122,375 shares of common stock.  As of June 30, 2010, there were no balances outstanding relating to convertible notes payable.

Bank Line of Credit and Loan

At June 30, 2009, we had an outstanding balance of $636,917 from a $700,000 bank revolving line of credit.  On August 1, 2009, the revolving line of credit was replaced by a one-year variable rate loan which matured on August 1, 2010.   This loan bears interest at Prime + 2.75%, (7% as of June 30, 2010), and was to be repaid with equal monthly installments of $7,396 beginning September 1, 2009, with any unpaid amounts due on August 1, 2010.  This line of credit is secured by personal guarantees of the Company’s principals and assets.  The amount outstanding under this bank loan was $524,750 as of June 30, 2010.

On August 1, 2010, we extended the term of the note payable from August 1, 2010 to November 1, 2010.  The other existing terms of the note payable remained unchanged.

Common Stock

During the year ended June 30, 2010, we sold an aggregate of 8,047,915 shares of restricted common stock for aggregate total proceeds of $1,231,947.

Share-based Compensation

We paid a significant amount of our operating expenses through the issuance of shares of common stock, warrants and options.  During fiscal 2009, we issued restricted common stock amounting to $639,673, as well as warrants and stock options valued at a combined amount of $453,555 as payments to service providers.  During fiscal 2010, we issued restricted common stock amounting to $6,475,727, as well as warrants valued at $144,581 as payments to service providers.

Cash Flow

Net cash used in operating activities during fiscal 2010 amounted to $1,025,761 compared with $995,292 in fiscal 2009.  During fiscal 2010, our net loss amounted to $8,196,462 including non-cash operating expenses of $6,924,014 arising primarily from common stock and warrants issued for services.  Net cash used in operating activities of $1,025,761 was used largely to pay salary related expenses of $436,853, professional service fees such as attorneys and accountants of $304,313, as well as interest on bank debt of $47,695.  In fiscal 2009, our net loss amounted to $2,495,991 including non-cash operating expenses of $640,027 in common stock, $307,512 in stock options, and $146,043 in warrants issued to service providers.  Net cash used in operating activities of $995,292 was used largely to pay salary related expenses of $442,767, professional service fees such as attorneys and accountants of $307,207, as well as interest on bank debt of $48,660.

Net cash used in investing activities during fiscal 2010 amounted to $187,787, which was the result of $23,820 spent for the purchase of property and equipment, $71,683 for the payment of customization of systems, and $92,284 in amounts associated with the costs of filing for   patents.  During fiscal 2009, our net cash used in investing activities amounted to $44,660, which resulted from amounts spent for the purchase of property and equipment.

Net cash provided by financing activities during fiscal 2010 amounted to $1,208,780.  This resulted primarily from proceeds from the sale of common stock of $1,231,947.  We also received $109,000 in proceeds from short-term loans in fiscal 2010.  These proceeds were offset by $112,167 in payments on borrowings from our bank loan, as well as a repayment of $20,000 on convertible notes payable that were outstanding as of June 30, 2009.  During fiscal 2009, our net cash provided by financing activities amounted to $734,061.  This resulted from proceeds of $225,000 in sales of preferred stock, proceeds of $300,000 in sales of common stock, proceeds of $235,000 from the issuance of convertible notes payable, and net borrowings of $9,061 from the line of credit.  These amounts were offset by repayments of $35,000 on convertible notes payable borrowings.

Commitments

Lease Agreements

On December 30, 2009, we extended through February 1, 2012 our existing lease agreement for approximately 5,000 square feet of office space located at 10019 Canoga Ave., Chatsworth, CA 91311. The lease provides for monthly rental payments, including parking and utilities of $4,250 per month.  As of June 30, 2010 and 2009, the Company had a security deposit of $9,500 associated with this lease.

Future minimum lease payments under non-cancelable operating leases are as follows.

Year Ended
June 30,

2011	51,000
2012	29,750
Total	$80,750

Royalty Agreements

We have entered into Patent Assignment Agreements with both our President and our CEO, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and CEO have been assigned to the Company.  In exchange, we agreed to pay a royalty of 5% of future gross revenues to each of the CEO and President for future licensing, leasing, and/or rental revenue generated from products using the assigned technologies.

In connection with an employment agreement with a key employee, for any technologies invented by the employee, the Company shall pay a royalty of 5% of future revenues received in the first year and 3% in subsequent years from  licensing,  leasing, and rental revenues associated with patents assigned from this employee .

As of June 30, 2010, we have not paid any amounts related to these royalties.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cavitation Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Cavitation Technologies, Inc. (a development stage company) as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended June 30, 2010 and 2009, and the period from January 29, 2007 through June 30, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cavitation Technologies, Inc. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years ended June 30, 2010 and 2009, and the period from January 29, 2007 through June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California
September 28, 2010

Cavitation Technologies, Inc
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	June 30,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$270	$5,038
Prepaid expenses and other current assets	3,158	2,341
Total current assets	3,428	7,379

Property and equipment, net	69,605	62,753
Deferred costs	71,683	-
Patents	92,284	-
Other assets	9,500	9,500
Total assets	$246,500	$79,632

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$2,747	$-
Accounts payable and accrued expenses	160,179	109,311
Accrued expenses	75,656	57,914
Accrued payroll	83,051	215,390
Deferred revenue	50,761	26,000
Convertible notes payable, net of discounts	-	200,000
Short-term loan	109,000	-
Bank loan	524,750	636,917
Total current liabilities	1,006,144	1,245,532

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 111,111 shares issued and outstanding as of June 30, 2010 and 2009, respectively	111	111
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 130,581,562 shares and 88,984,593 shares are issued and outstanding as of June 30, 2010 and June 30, 2009, respectively	130,582	88,985
Additional paid-in capital	12,656,723	4,089,602
Deficit accumulated during the development stage	(13,547,060)	(5,344,598)
Total stockholders' deficit	(759,644)	(1,165,900)
Total liabilities and stockholders' deficit	$246,500	$79,632

See accompanying notes, which are an integral part of these financial statements

Cavitation Technologies, Inc
(A Development Stage Company)
Consolidated Statements of Operations

			January 29, 2007,
			Inception,
	For the Years Ended		Through
	June 30,		June 30,
	2010	2009	2010

General and administrative expenses	$5,675,627	$2,086,293	$8,262,370
Research and development expenses	2,184,902	311,793	4,623,400
Total operating expenses	7,860,529	2,398,086	12,885,770
Loss from operations	(7,860,529)	(2,398,086)	(12,885,770)
Interest expense	(335,933)	(97,905)	(488,465)
Loss before income taxes	(8,196,462)	(2,495,991)	(13,374,235)
Income tax expense	-	-	-
Net loss	$(8,196,462)	$(2,495,991)	$(13,374,235)
Deemed dividends to preferred stockholders	(6,000)	(118,946)	(172,825)
Net loss available to common stockholders	$(8,202,462)	$(2,614,937)	$(13,547,060)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.07)	$(0.03)

Weighted average shares outstanding:
Basic and Diluted	114,739,605	76,940,694

See accompanying notes, which are an integral part of these financial statements

Cavitation Technologies, Inc
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Deficit

						Deficit
						Accumulated
					Additional	During the
	Series A Preferred		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at inception, January 29, 2007	-	$-	-	$-	$-	$-	$-

Issuance of common stock for services on January 29, 2007			42,993,630	42,994	(21,994)		21,000
Common stock issued as payment for services on March 31, 2008			6,428,904	6,429	1,123,971		1,130,400
Common stock issued as payment for services on April 16, 2008			51,180	51	8,949		9,000
Common stock issued as payment for services on April 22, 2008			102,360	102	17,898		18,000
Common stock issued as payment for services on June 18, 2008			3,787,320	3,788	662,212		666,000
Common stock sold for cash on June 30, 2008			2,047,200	2,047	497,953		500,000
Amortization of discount on convertible preferred stock					47,879	(47,879)	-
Net loss						(2,681,782)	(2,681,782)

Balance at June 30, 2008	-	$-	55,410,594	$55,411	$2,336,868	$(2,729,661)	$(337,382)

Common stock sold in connection with reverse merger for cash on October 3, 2008			2,149,560	2,150	122,850		125,000
Preferred stock sold for cash on March 17, 2009	111,111	111			99,889		100,000
Preferred stock - beneficial conversion feature					11,111	(11,111)	-
Common stock sold for cash on April 22, 2009			499,998	500	99,500		100,000
Common stock sold for cash on June 4, 2009			499,998	500	99,500		100,000
Common stock sold for cash on June 22, 2009			300,000	300	49,700		50,000
Common stock sold for cash on June 30, 2009			300,000	300	49,700		50,000
Bio common stock outstanding before reverse merger on October 3, 2008			27,840,534	27,840	(27,840)		-
Common stock issued as payment for services on September 22, 2008			150,000	150	17,850		18,000
Common stock issued as payment for services on December 3, 2008			450,000	450	187,150		187,600
Common stock issued as payment for services on December 17, 2008			300,000	300	131,800		132,100
Common stock issued as payment for services on February 27, 2009			590,565	591	156,893		157,484
Common stock issued as payment for services on March 11, 2009			86,550	86	26,853		26,939
Common stock issued as payment for services on March 22, 2009			150,000	150	50,350		50,500
Common stock issued as payment for services on April 23, 2009			29,415	29	9,285		9,314
Common stock issued as payment for services on May 28, 2009			152,379	152	38,959		39,111
Common stock issued as payment for services on June 4, 2009			37,500	38	9,837		9,875
Common stock issued as payment for services on June 30, 2009			37,500	38	8,712		8,750
Warrants issued with convertible debt in December 2008, January 2009 and February 2009					49,245		49,245
Amortization of discount on convertible preferred stock					107,835	(107,835)	-
Warrants issued as payment for services on May 27, 2009					56,146		56,146
Warrants issued as payment for services on June 3, 2009					84,219		84,219
Warrants issued as payment for services on June 30, 2009					5,678		5,678
Issuance of stock options as payment for services on August 8, 2008					229,493		229,493
Issuance of stock options as payment for services on October 1, 2008					4,598		4,598
Issuance of stock options as payment for services on October 7, 2008					22,770		22,770
Issuance of stock options as payment for services on October 21, 2008					47		47
Issuance of stock options as payment for services on October 28, 2008					33		33
Issuance of stock options as payment for services on January 19, 2009					50,571		50,571
Net loss						(2,495,991)	(2,495,991)

Balance at June 30, 2009	111,111	$111	88,984,593	$88,985	$4,089,602	$(5,344,598)	$(1,165,900)

Cavitation Technologies, Inc
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Deficit (Continued)

						Deficit
						Accumulated
					Additional	During the
	Series A Preferred		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at June 30, 2009	111,111	$111	88,984,593	$88,985	$4,089,602	$(5,344,598)	$(1,165,900)

Common stock issued as payment for services on July 27, 2009			17,358,000	17,358	3,886,279		3,903,637
Common stock issued as payment for services on August 5, 2009			165,000	165	44,935		45,100
Common stock issued as payment for services on September 16, 2009			190,011	190	42,209		42,399
Common stock issued as payment for services on October 7, 2009			130,500	131	42,500		42,631
Common stock issued as payment for services on October 16, 2009			100,911	101	34,209		34,310
Common stock issued as payment for services on October 23, 2009			30,000	30	9,270		9,300
Common stock issued as payment for services on October 29, 2009			37,500	38	13,463		13,501
Common stock issued as payment for services on November 3, 2009			37,500	37	13,464		13,501
Common stock issued as payment for services on November 10, 2009			35,102	35	12,251		12,286
Common stock issued as payment for services on November 16, 2009			1,505,000	1,505	405,944		407,449
Common stock issued as payment for services on November 30, 2009			60,000	60	17,340		17,400
Common stock issued as payment for services on December 4, 2009			49,157	49	12,240		12,289
Common stock issued as payment for services on January 11, 2010			121,286	121	30,200		30,321
Common stock issued as payment for services on February 1, 2010			5,125,102	5,125	1,071,146		1,076,271
Common stock issued as payment for services on February 11, 2010			500,000	500	109,500		110,000
Common stock issued as payment for services on February 15, 2010			127,500	128	26,648		26,776
Common stock issued as payment for services on February 23, 2010			135,000	135	26,865		27,000
Common stock issued as payment for services on March 5, 2010			346,098	346	82,897		83,243
Common stock issued as payment for services on March 12, 2010			70,000	70	13,455		13,525
Common stock issued as payment for services on March 22, 2010			50,000	50	8,450		8,500
Common stock issued as payment for services on April 12, 2010			127,282	127	16,420		16,547
Common stock issued as payment for services on April 19, 2010			100,000	100	16,900		17,000
Common stock issued as payment for services on April 29, 2010			1,700,000	1,700	253,300		255,000
Common stock issued as payment for services on May 10, 2010			773,750	774	115,288		116,062
Common stock issued as payment for services on May 24, 2010			219,092	219	43,599		43,818
Common stock issued as payment for services on June 1, 2010			163,794	164	29,319		29,483
Common stock issued as payment for services on June 9, 2010			333,333	333	59,667		60,000
Common stock issued as payment for services on June 14, 2010			46,544	47	8,331		8,378
Common stock issued for debt and accrued interest conversion on August 7, 2009			1,122,375	1,122	189,681		190,803
Conversion feature on convertible notes payable					63,601		63,601
Common stock sold for cash on October 13, 2009			208,104	208	34,156		34,364
Common stock sold for cash on October 16, 2009			2,980,734	2,981	493,808		496,789
Common stock sold for cash on November 4, 2009			217,117	217	36,183		36,400
Common stock sold for cash on November 17, 2009			421,529	422	71,748		72,170
Common stock sold for cash on December 4, 2009			352,451	352	59,565		59,917
Common stock sold for cash on January 6, 2010			58,058	58	9,812		9,870
Common stock sold for cash on February 4, 2010			888,235	888	150,112		151,000
Common stock sold for cash on March 2, 2010			743,746	744	125,693		126,437
Common stock sold for cash on March 12, 2010			352,941	353	59,647		60,000
Common stock sold for cash on April 19, 2010			125,000	125	14,875		15,000
Common stock sold for cash on June 1, 2010			700,000	700	69,300		70,000
Common stock issued for conversion of note payable on June 1, 2010			2,789,217	2,789	276,133		278,922
Common stock sold for cash on June 24, 2010			1,000,000	1,000	99,000		100,000
Warrants issued as payment for services on July 15, 2009					13,205		13,205
Warrants issued as payment for services on February 11, 2010					131,376		131,376
Conversion feature of note payable on June 1, 2010					223,137		223,137
Dividends on preferred stock						(6,000)	(6,000)
Net loss						(8,196,462)	(8,196,462)

Balance at June 30, 2010	111,111	$111	130,581,562	$130,582	$12,656,723	$(13,547,060)	$(759,644)

See accompanying notes, which are an integral part of these financial statements

Cavitation Technologies, Inc
(A Development Stage Company)
Consolidated Statements of Cash Flows

			January 29, 2007,
			Inception,
			Through
	Years Ended June 30,		June 30,
	2010	2009	2010

Operating activities:
Net loss	$(8,196,462)	$(2,495,991)	$(13,374,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,968	7,212	29,587
Warrants issued in connection with convertible notes payable	-	49,245	49,245
Beneficial conversion feature on convertible notes payable	286,738	-	286,738
Common stock issued for services	6,475,727	640,027	8,960,144
Stock option compensation	-	307,512	307,512
Warrants issued for services	144,581	146,043	290,624
Effect of changes in:
Prepaid expenses and other current assets	(817)	(897)	(3,158)
Deposits	-	-	(9,500)
Bank overdraft	2,747	-	2,747
Accounts payable and accrued expenses	73,413	110,167	240,294
Accrued payroll	146,583	215,390	361,973
Deferred revenue	24,761	26,000	50,761
Net cash used in operating activities	(1,025,761)	(995,292)	(2,807,268)

Investing activities:
Purchase of property and equipment	(23,820)	(44,660)	(99,192)
Payments for systems	(71,683)	-	(71,683)
Payments for patents	(92,284)	-	(92,284)
Net cash used in investing activities	(187,787)	(44,660)	(263,159)

Financing activities:
Proceeds from (payments on) line of credit borrowings	(112,167)	9,061	524,750
Proceeds from sales of preferred stock	-	225,000	725,000
Proceeds from convertible notes payable	-	235,000	235,000
Payments on convertible notes payable	(20,000)	(35,000)	(55,000)
Proceeds from sale of common stock	1,231,947	300,000	1,531,947
Proceeds from short-term loans	109,000	-	109,000
Net cash provided by financing activities	1,208,780	734,061	3,070,697
Net increase (decrease) in cash	(4,768)	(305,891)	270
Cash, beginning of period	5,038	310,929	-
Cash, end of period	$270	$5,038	$270

Supplemental disclosures of cash flow information:
Cash paid for interest	$47,695	$48,660	$150,982
Cash paid for income taxes	$1,659	$1,619	$5,128
Supplemental disclosure of non-cash investing and financing activities:
Warrants issued in connection with preferred stock	$-	$107,835	$155,714
Beneficial conversion feature on preferred stock	$-	$11,111	$11,111
Conversion of preferred to common shares in reverse merger	$-	$-	$625,000
Proceeds from sales of preferred shares used to purchase shares of Bio	$-	$400,000	$400,000
Conversion of note payable to common stock	$278,922	$-	$278,922
Accrued dividends issued to preferred stockholders	$6,000	$1,733	$6,000
Conversion of convertible notes payable and accrued interest to common stock	$190,803	$-	$190,803

See accompanying notes, which are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization

Cavitation Technologies, Inc. (the “Company”) is a Nevada Corporation incorporated on May 8, 2006, under the name BioEnergy, Inc..  The Company designs and engineers environmentally friendly NANO technology based systems that have potential commercial applications in industries such as vegetable oil refining, renewable fuels, water treatment, water-oil emulsions, alcoholic beverage enhancement, algae oil extraction, and crude oil yield enhancement.

Research and development has led to products including the Green D+Plus NANO Neutralization System – a vegetable oil refining or de-gumming system, and the Bioforce 9000 NANO Reactor System which performs the transesterification process during the production of biodiesel. Both the Green D+ Plus System and the Bioforce 9000NANO Reactor System employ our proprietary continuous flow-through, hydrodynamic NANO Technology in the form of our multi-stage NANO Series of reactors.  To date, we have sold no products and have recorded no revenue.  Our investment in research and development since inception on January 29, 2007 through June 30, 2010 is $4,623,400.

Note 2 – Basis of Presentation and Going Concern

Management’s Plan Regarding Going Concern

The Company is a development stage entity and is primarily engaged in merchandising the  Green D+ Plus NANO Neutralization  System which is designed to partially de-gum or refine vegetable oils such as soybean, canola, and rapeseed.  Our near term goal is to successfully complete operational testing of three Green D+ Plus Systems. Given the conditions in the biodiesel market, we have no plans to actively pursue sales of our Bioforce 9000 System in the foreseeable future.

The accompanying financial statements for the years ended June 30, 2010 and 2009, and the period from January 29, 2007 (date of inception) through June 30, 2010 have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  The Company has no significant operating history and, from January 29, 2007, (inception), through June 30, 2010, generated a net loss of $13,374,235.  The Company also has negative cash flow from operations and negative net equity.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plan is to generate income from operations by successfully finalizing sales arrangements with its prospective customers.  We will also attempt to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America (“U.S.”).

On October 7, 2009, the Company filed an amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to authorize and increase the number of authorized shares of common stock to 1,000,000,000 (par value $0.001) and to effect a 3 for 1 forward split of all outstanding shares. The effective date for the forward split was October 29, 2009.  All references to the number of shares in the consolidated financial statements have been retroactively adjusted and are presented on a post-split basis.

In July 2009 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification  (“ASC”) 105-10, formerly Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, which became the single source of authoritative GAAP recognized by the FASB. ASC 105-10 does not change current U.S. GAAP, but on the effective date, the FASB ASC superseded all then existing non-SEC accounting and reporting standards. The ASC is effective for interim and annual reporting periods ending after September 15, 2009. The Company adopted ASC 105-10 during the year ended June 30, 2010 and revised its referencing of GAAP accounting standards in these financial statements to reflect the new standards.

Note 3 - Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cavitation Technologies, Inc. and its wholly owned subsidiary Hydrodynamic Technology, Inc. All significant inter-company transactions and balances have been eliminated through consolidation.

Fair Value Measurement

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements ) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2010, the carrying value of certain financial instruments such as deferred costs, accounts payable, accrued expenses, accrued payroll and short-term loans approximates fair value due to the short-term nature of such instruments.

The Company utilizes ASC 820-10 for valuing financial assets and liabilities measured on a recurring basis. ASC 820-10 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This standard applies in situations where other accounting pronouncements either permit or require fair value measurements. ASC 820-10 does not require any new fair value measurements.

Accounting guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The standard describes three levels of inputs that may be used to measure fair value:

Level 1:	Quoted prices in active markets for identical or similar assets and liabilities.
Level 2:
Quoted prices for identical or similar assets and liabilities in markets that are not active or observable inputs other than quoted prices in active markets for identical or similar assets and liabilities.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Reclassifications

Certain prior year data has been reclassified to conform with the current year presentation.  The reclassifications have not impacted the previously reported results of operations or total assets, liabilities or stockholders’ deficit.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing our stock options, warrants, and common stock issued for services, among other items. Actual results could differ from these estimates.

Revenue Recognition

The Company recognizes revenue when an arrangement exists; delivery has occurred, including transfer of title and risk of loss for product sales, or services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collectability is reasonably assured.

The Company received total deposits of $50,761 and $26,000 as of June 30, 2010 and 2009, respectively, from prospective customers relating to orders of the Company’s NANO Neutralization System and Bioforce 9000 Reactor Skid Systems.  Because these transactions have not yet been fully completed, these amounts have been reflected in deferred revenue on the accompanying consolidate balance sheet as of June 30, 2010 and 2009.

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.  The Company maintains its cash and cash equivalents in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has never experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Property and Equipment

Property and equipment is presented at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. Betterments, renewals, and extraordinary repairs that extend the life of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to retired assets are removed from the Company's accounts, and the gain or loss on dispositions, if any, is recognized in the consolidated statements of operations.

Patents

Capitalized patent costs represent legal fees associated with procuring and filing patent applications.  The Company accounts for patents in accordance with ASC 360 (formerly SFAS No. 142, Goodwill and Other Intangible Assets).  During the year ended June 30, 2010, the Company incurred $92,284 in patent costs which are capitalized in the accompanying consolidated balance sheet.  The Company is awaiting final approval and issuance of its pending patents. Once the patents are issued, the Company will begin amortizing the capitalized patent costs over their estimated useful lives.

Intangible and Long-Lived Assets

In accordance with ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

Stock-Based Compensation

The Company accounts for its share-based compensation in accordance ASC 718-20 (formerly SFAS No. 123R, Share-Based Payment).  Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite vesting period.

The fair value of each stock option and warrant is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions relative to volatility and anticipated forfeitures are determined at the time of grant.  There were no stock options granted during the year ended June 30, 2010.  The following were the assumptions used to value the stock options during the year ended June 30, 2009.

Year Ended
June 30,
2009

Expected life in years	1 - 10
Stock price volatility	64.0% - 148.0%
Risk free interest rate	1.06% - 3.23%
Expected dividends	None
Forfeiture rate	0%

The fair value of warrants is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions relative to volatility are determined at the time of grant, and were based on the following for warrants granted during the years ended June 30, 2010 and 2009.

	Year Ended	Year Ended
	June 30,	June 30,
	2010	2009

Expected life in years	2 - 3	1.5 - 5.0
Stock price volatility	132.1%	64.0% - 148.0%
Risk free interest rate	0.91% - 1.60%	0.68% - 1.86%
Expected dividends	None	None
Forfeiture rate	0%	0%

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10 (formerly SFAS No. 109, Accounting for Income Taxes and FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. The Company recognizes deferred tax assets and liabilities to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The Company classifies interest and penalties as a component of interest and other expenses. To date, there have been no interest or penalties assessed or paid.

The Company measures and records uncertain tax positions by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized.

Deferred costs

Deferred costs represent costs associated with customizing specific units of the Company’s NANO Neutralization System and Reactor Skid products that it plans on selling in the short term.  The direct costs incurred by the Company associated with manufacturing the products have been capitalized and reflected as deferred costs. When sales of the specific products are made, the amounts recorded as deferred costs will be expensed.

Advertising costs

Advertising costs incurred in the normal course of operations are expensed as incurred. Advertising expenses amounted to $46,719, $37,390, and $139,303 for the years ended June 30, 2010 and 2009, and the period from January 29, 2007 (date of inception) through June 30, 2010, respectively.

Research and Development Costs

Research and development costs, which relate primarily to the development, design, and testing of preproduction prototypes and models, are expensed as incurred  The Company’s research and development costs amounted to $2,184,902, $311,793, and $4,623,400 for the years ended June 30, 2010 and 2009, and the period from January 29, 2007 (date of inception) through June 30, 2010, respectively.

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB change periodically.  Changes in such standards may have an impact on the Company’s future financial position. The following are a summary of recent accounting developments.

In April 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-17, which provides guidance on defining a milestone under ACS 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive.  Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually.  This ASU is effective for fiscal years or interim periods beginning after June 15, 2010.  The Company is evaluating the potential impact of this update on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. ASC 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification.  This ASU is effective for fiscal years beginning after December 15, 2010.  The Company is evaluating the potential impact of this update on its consolidated financial statements.

In March 2010, the FASB issued ASU 2010-11, which clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption—one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.  This ASU is effective for the first fiscal quarter beginning after June 15, 2010.  The Company is evaluating the potential impact of this update on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, which provides amendments to ASC 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.  The adoption of these provisions did not have a material impact on the Company’s financial statements.

Note 4 - Net Loss Per Share – Basic and Diluted

The Company computes the loss per common share using ASC 260 (formerly SFAS No. 128, Earnings Per Share).  The net loss per common share, both basic and diluted, is computed based on the weighted average number of shares outstanding for the period.  The diluted loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average shares outstanding assuming all potential dilutive common shares were issued. The weighted average number of shares used to calculate the net loss per share has been retroactively restated to consider the effect of the forward stock split on September 24, 2009.

On June 30, 2010, the Company had 1,987,612 stock options and 12,545,618 warrants outstanding to purchase common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive.  In addition, the Company had 111,111 shares of Series A Preferred Stock outstanding which are convertible into approximately 333,333 shares of common stock.  These items were also not included in the calculation of diluted net loss per common share because their effect would be anti-dilutive.

Note 5 - Property and Equipment

Property and equipment consisted of the following as of June 30, 2010 and June 30, 2009

	June 30,	June 30,
	2010	2009

Leasehold improvement	$2,475	$2,475
Furniture	26,837	26,837
Office equipment	1,500	1,400
Equipment	68,380	44,660

	99,192	75,372

Less: accumulated depreciation and amortization	(29,587)	(12,619)

	$69,605	$62,753

Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives.

Leasehold improvements	Shorter of life of asset or lease
Furniture	5-7 Years
Office equipment	5-7 Years
Equipment	5-7 Years

Depreciation and amortization expense for the years ended June 30, 2010, 2009, and for the period from January 29, 2007 (inception) through June 30, 2010, amounted to $16,968, $7,212 and $29,587, respectively.

Note 6 - Bank Loan

On February 7, 2007, the Company executed a $700,000 revolving line of credit from National Bank of California. The line of credit bears interest at the Prime rate plus 1%. The balance outstanding under this line of credit was $636,917 at June 30, 2009.

On August 1, 2009, the revolving line of credit was replaced by a one-year variable rate loan which matured  August 1, 2010.   This loan bears interest at the prime rate plus 2.75%, 7% as of June 30, 2010, and will be repaid with equal monthly installments of $7,396 beginning September 1, 2009 with  unpaid amounts due on August 1, 2010. This line of credit is secured by personal guarantees of the Company’s principals and assets.  The amount outstanding under this bank loan was $524,750 as of June 30, 2010.  Subsequent to the year ended June 30, 2010, the term of the loan was extended (see Note 12).

Note 7 - Convertible Notes Payable

In December 2008, the Company entered into Note and Warrant Purchase Agreements (collectively, the “Agreements”), where the Company issued an aggregate of $125,000 in Convertible Notes Payable which accrue interest at a rate of 12% per annum and are due in April 2009.  In January 2009, the Company entered into an additional agreement where the Company issued an aggregate of $110,000 of convertible notes payable which accrue interest at a rate of 12% per annum and are due in April and August 2009.  Under the terms of the Agreements, the lenders may convert all principal and accrued interest into shares of the Company’s common stock at a conversion rate equal to the average closing price of the Company’s stock for the 10 days immediately preceding the conversion request.

In June 2009, the Company repaid $35,000 of the outstanding balance of the notes payable plus accrued interest, which resulted in an outstanding balance of $200,000 on June 30, 2009.  In July 2009, the Company repaid an additional $20,000 in principal.  On August 17, 2009, the remaining $180,000 in convertible notes payable, plus accrued interest of $10,803, were converted into 1,122,375 shares of restricted common stock. Immediately prior to the conversion, the Company changed the conversion rate to be equal to 75% of the average closing price of the Company’s stock for the 10 days immediately preceding the conversion request.  This resulted in a beneficial conversion feature on the convertible notes payable of $63,601, which is reflected as a component of interest expense during the year ended June 30, 2010 in the accompanying consolidated statements of operations.  As of June 30, 2010, the remaining balance outstanding for convertible notes payable was $0.

Note 8 – Short-Term Loans

In January 2010, the Company borrowed $9,000 from a shareholder as a short-term loan.  The borrowing bears no interest and is due on demand.  As of June 30, 2010, the total outstanding amount related to this short-term loan amounted to $9,000.  On July 6, 2010, the outstanding short-term loan amount of $9,000 was repaid.

In May 2010, the Company received a short-term loan from a shareholder in the amount of $100,000.  The borrowing bears no interest and is due on demand.  As of June 30, 2010, the total outstanding amount related to this short-term loan amounted to $100,000.  Management expects the shareholder to convert this short-term loan into common stock or another financial instrument during the year ended June 30, 2011.

The total outstanding balance of the above loans of $109,000 is recorded as short-term loans on the accompanying consolidated balance sheet as of June 30, 2010.

Note 9 – Stockholders’ Equity

Common Stock

On September 24, 2009, the Company’s Board of Directors authorized an increase in authorized common shares from 100,000,000 to 1,000,000,000 as well as a 3 for 1 forward split of the Company’s common shares. The stock split resulted in a retroactive restatement of all historical shares outstanding.  The accompanying consolidated statements of changes in stockholder’s deficit and references to the number of shares throughout the document were restated to give retroactive recognition of the forward stock split.

During the year ended June 30, 2009, the Company completed the following common stock transactions.

On October 3, 2008, the Company issued 210,000 units comprised of five shares of its Series A-1 Preferred Stock (total of 1,050,000 preferred shares) and one warrant to purchase one share of common stock at $0.75 per share for total proceeds of $525,000 which were placed in escrow.   Upon the closing of escrow on October 3, 2008, $400,000 was used to purchase 50.5% of the outstanding shares of Bio Energy, Inc. (“Bio”), a non-operating shell company, and the remaining $125,000 was distributed to the Company.

On October 24, 2008, the Company entered into a share exchange agreement with Bio in which Bio acquired all of the outstanding shares of the Company’s stockholders (the “Transaction”).  Bio issued 56,250,000 shares of its common stock to the stockholders of the Company, in exchange for all the outstanding shares of the Company, and Bio performed a 7.5-to-1 forward stock split of its outstanding shares of common stock.

On October 24, 2008, in connection with the Transaction, all shares of Series A-1 Preferred Stock were converted to common shares of Bio, resulting in 2,149,560 shares of common stock.  The accompanying financial statements have retroactively shown the recapitalization for all periods presented.  In connection with the Bio transaction, 410,000 warrants to purchase 410,000 shares of common stock of the Company converted into 839,376 warrants to purchase 839,376 shares of common stock of Bio.

During the year ended June 30, 2009, the Company issued an aggregate of 1,983,909 shares of common stock as payment for services provided, valued at an aggregate total of $640,027.  These amounts are reflected in general and administrative expenses during the year ended June 30, 2009.

During the year ended June 30, 2009, the Company sold an aggregate of 1,599,996 shares of common stock for aggregate total proceeds of $300,000.

During the year ended June 30, 2010, the Company completed the following common stock transactions.

On June 1, 2010, the Company issued a note payable to Igor Gorodnitsky, the Company’s President, in the amount of $278,922 as payment for deferred salary amounts owed to him.  Concurrent with the issuance of the note payable, Mr. Gorodnitsky sold the note payable to Snapshot, Ltd., a third party company, for the face value of the note of $278,922.  On June 1, 2010, Snapshot, Ltd., a note holder, agreed to convert the outstanding note payable into shares of the Company’s common stock at a conversion rate of $0.10 per share.  As a result, the Company issued 2,789,217 shares of common stock as payment of the note payable of $278,922.  A resulting charge on the conversion of the note payable of $223,137 was recorded, representing the difference between the market value of the stock issued and the book value of the note payable.  This amount is reflected in interest expenses during the year ended June 30, 2010.

During the year ended June 30, 2010, the Company issued an aggregate of 29,637,462 shares of common stock as payment for services provided, which resulted in an aggregate total expense of $6,475,727.  This amount is reflected in general and administrative and research and development expenses in the accompanying consolidated statements of operations during the year ended June 30, 2010.  This total includes 2,825,000 shares of restricted common stock issued to members of senior management as compensation on July 24, 2009, which had a total value of $2,260,000.  These shares vest over a period from June 25, 2009 through January 2, 2011.  As of June 30, 2010, the total vested value of these restricted shares amounted to $1,473,725, which was included in the amount recorded in general and administrative expense above.  The remainder of the shares will vest during the year ended June 30, 2011, resulting in an additional $786,275 in general and administrative expenses during the year ended June 30, 2011.

During the year ended June 30, 2010, the Company sold an aggregate of 8,047,915 shares of restricted common stock for aggregate total proceeds of $1,231,947.  Along with the purchase of the shares, the investors were also issued an aggregate of 6,922,915 warrants to purchase additional shares of the Company’s common stock.  These warrants have an exercise price of $0.42 per share, a contractual life of 3 years, and were vested immediately upon the date of grant.

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

Series A Preferred Stock

The Company has 5,000,000 shares of Series A Preferred Stock authorized and 111,111 shares outstanding.  Series A Preferred Stock is convertible into common stock at a rate of 3 shares of common stock per share of each Series A Preferred Stock held at any time at the option of the preferred shareholders.  In the event of any liquidation, dissolution or winding up of the Company, the holders of Series A Preferred will have liquidation preferences prior to distributions made to any other class of stockholder.  The Series A Preferred Stock is not redeemable.  On the third anniversary date of the issuance of the preferred shares, any Series A Preferred shares outstanding are automatically converted into common stock, at the conversion rate described above.

The holders of the Series A Preferred Stock are entitled to receive out of any funds legally available dividends at the rate of 6% per annum payable on September 30 and March 30. Dividends shall accrue and be cumulative whether or not they have been declared. Dividends may be paid in cash or through the issuance of additional shares of Series A Preferred Stock at the Company’s option. During the years ended June 30, 2010 and 2009, cumulative dividends amounted to $6,000 and $1,733 respectively. As of June 30, 2010, none of the cumulative dividends have been paid.

Series B Preferred Stock

The Company has authorized 5,000,000 shares of Preferred Stock as Series B Preferred Stock.  The Board of Directors can establish the rights, preferences and privileges of the Series B Preferred Stock.  There are no shares of Series B Preferred Stock outstanding.

During the year ended June 30, 2009, the Company completed the following transactions.

On March 17, 2009 the Company issued 111,111 shares of Series A Preferred Stock at a purchase price of $0.90 per share, which was equal to the closing price of the Company’s Common Stock the business day immediately preceding the purchase by the subscriber. The preferred stock was issued to a foreign accredited investor for a purchase price of $100,000.  In connection with the sale Series A Preferred Stock, the Company also issued 333,333 warrants to the investor to purchase common stock at an exercise price of $0.42 per share.

Stock Options

The Company has not adopted a formal stock option plan, however, it has assumed outstanding stock options resulting from the acquisition of its wholly-owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non-plan grants.

A summary of the stock option activity from January 29, 2007 (date of inception) through June 30, 2010 is as follows.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at January 29, 2007 (date of inception)	-	$-	-
Granted	2,137,612	0.57
Exercised	-	-
Outstanding at June 30, 2009	2,137,612	0.57	6.68
Granted	-	-
Forfeited	(150,000)	0.67
Exercised	-	-
Outstanding at June 30, 2010	1,987,612	0.56	6.16

Vested and expected to vest at June 30, 2010	1,987,612	0.56	6.16

Exercisable at June 30, 2010	1,987,612	0.56	6.16

The fair value of the options granted during the year ended June 30, 2009 amounted to $307,512.  These stock options were fully vested upon being granted and, as a result, the fair value of these stock options was recorded as an expense on the grant date.  There were no stock options granted during the year ended June 30, 2010.  In addition, there were no unvested options as of June 30, 2010 or 2009.

The weighted average grant date fair value of options granted during the year ended June 30, 2009 was $0.14.  The intrinsic value of options outstanding and exercisable at June 30, 2010 was $0.

The following table summarizes additional information concerning options outstanding and exercisable at June 30, 2010.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.33	637,297	6.31	$0.33	637,297	$0.33
0.67	1,350,315	6.09	0.67	1,350,315	0.67
	1,987,612			1,987,612

Warrants

A summary of the Company’s warrant activity and related information from January 29, 2007 (date of inception) through June 30, 2010 is as follows.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at January 29, 2007 (date of inception)	-	$-	-
Granted	409,440	0.37
Exercised	-	-	-
Outstanding at June 30, 2008	409,440	0.37	2.75
Granted	4,123,263	0.46
Exercised	-	-
Outstanding at June 30, 2009	4,532,703	0.45	3.18
Granted	8,012,915	0.40
Exercised	-	-
Outstanding at June 30, 2010	12,545,618	0.42	2.66

Vested and expected to vest at June 30, 2010	12,545,618	0.42	2.66

Exercisable at June 30, 2010	12,545,618	0.42	2.66

The weighted average grant date fair value of warrants granted during the years ended June 30, 2010 and 2009 amounted to $0.19 and $0.07, respectively.

The following table summarizes additional information concerning warrants outstanding and exercisable at June 30, 2010.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.20 - 0.37	2,339,374	2.61	$0.30	2,339,374	$0.30
0.42 - 0.58	10,206,244	2.67	0.45	10,206,244	0.45
	12,545,618			12,545,618

Note 10 - Income Taxes

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows.

Year Ended
June 30. 2010

Computed tax provision at statutory Federal rates	34.0%
Increase (decrease) in taxes resulting from:
State taxes, net of Federal income tax benefit	5.8%
Valuation Allowance	-39.8%

Effective income tax rate	0.0%

Deferred tax asset is mainly related to the net operating loss carry forwards, and is subject to a 100% valuation allowance due to the uncertainty of its realization.

The Company files income tax returns in the United States ("Federal") and California ("State") jurisdictions. The Company is subject to Federal and State income tax examinations by tax authorities for all years since its inception.

At June 30, 2010, the Company had Federal and State net operating loss carry forwards available to offset future taxable income of approximately $5.8 million and $3.3 million, respectively. These carry forwards will begin to expire in the years ending June 30, 2027 and June 30, 2017, respectively, subject to IRS limitations, including change in ownership.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by a valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.

At June 30, 2010, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized. Accordingly, the Company has recorded a valuation allowance for 100% of its cumulative deferred tax assets.

As a result of the implementation of certain provisions of ASC 740-10, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of June 30, 2010.

Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its consolidated statements of operations. There is no interest or penalties accrued as of June 30, 2010.

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction Open Tax Years

Federal 2007 - 2010

California State 2007 - 2010

As the Company has significant net operating loss carryforwards, even if certain of the Company's tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future. Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

Note 11 – Commitments and Contingencies

Lease Agreements

On December 30, 2009, the Company extended its existing lease agreement for approximately 5,000 square feet of office and warehouse space at 10019 Canoga Ave for a period of two years effective February 1, 2010.  Monthly rent under the extended lease agreement is $4,250 per month.  As of June 30, 2010 and 2009, the Company had a security deposit of $9,500 associated with this lease.

Total rent expense was $55,735, $64,198, and $199,783 for the year ended June 30, 2010, 2009 and for the period from January 29, 2007 (date of inception) through June 30, 2010, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows.

Year Ended
June 30,

2011	51,000
2012	29,750
Total	$80,750

Royalty Agreements

The Company has entered into Patent Assignment Agreements with each of its President and CEO, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and CEO have been assigned to the Company.  In exchange, the Company agreed to pay a royalty of 5% of future gross revenues to each of the CEO and President for future licensing, leasing, or rental revenue generated from products using the assigned technologies.

In connection with an employment agreement with a key employee, for any technologies invented by the employee, the Company shall pay a royalty of 5% of future revenues received in the first year and 3% in subsequent years from licensing, leasing, or rental revenues associated with patents assigned from the employee.

As of June 30, 2010, the Company has not paid any amounts related to these royalties.

Note 12 – Subsequent Events

On July 8, 2010, the Company issued an aggregate total of 349,571 shares of common stock with an aggregate fair value of $52,436 for the payment of services rendered.

On August 3, 2010, the Company issued an aggregate total of 1,854,009 shares of common stock with an aggregate fair value of $352,262 for the payment of services rendered.

On August 3, 2010, the Company sold an aggregate total of 593,211 shares of restricted common for proceeds of $59,321.

On September 8, 2010, the Company issued an aggregate total of 237,192 shares of common stock with an aggregate fair value of $35,579 for the payment of services rendered.

On August 1, 2010 the Company renewed until November 1, 2010 a Variable Rate Nondisclosable loan from the National Bank of California for $520,516.  The purpose of the loan is to finance working capital.  The terms and conditions remain the same with monthly payments of $7,396 and an interest rate of  prime  plus 2.75%.

On August 1, 2010, the Company entered into a Change in Terms agreement with the lender of its bank loan (see Note 6).  Per the agreement, the term of the loan was extended from August 1, 2010 to November 1, 2010.

On September 8, 2010, the Company issued an aggregate total of 237,192 shares of common stock with an aggregate fair value of $35,579 for the payment of services rendered.

On September 8, 2010, Varvara Grichko was appointed to our Board of Directors to fill an existing vacancy.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Report of Management on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“the Exchange Act”). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are  effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, and summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our Principal Executive Officer and Principal Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive and financial officer have determined that our disclosure controls and procedures are effective at doing so at that reasonable assurance level, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

We have included the entire definition of internal control over financial reporting, as set forth in Exchange Act Rule 13a-15(f) as follows: The Company’s internal control over financial reporting is designed under the supervision of our principal executive and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

 (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control.

In assessing the effectiveness of our internal control over financial reporting, we use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment using those criteria, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we concluded that for the period ending June 30, 2010, our internal controls over financial reporting are effective.
This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the new Financial Reform bill enacted in July 2010 which permanently exempts non-accelerated filers such as our company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2010, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  Other Information

Not applicable

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Person	Age	Position

Mr. Roman Gordon	60	CEO, Secretary & Director
Mr. Igor Gorodnitsky	50	President & Director
Mr. R.L. Hartshorn	62	CFO and Director

James Fuller	69	Director
Varvara Grichko	53	Director

We  have an audit committee, but do not have a compensation committee.  We anticipate forming compensation, governance, and other  committees at a future Board of Directors’ meeting.

Roman Gordon.  Mr. Gordon has been our Chief Executive Officer and Chairman of the Board since September 26, 2008. With more than 15 years experience in energy risk management and business management, he is one of the inventors of our intellectual properties. From 2003 to 2005 Mr. Gordon was president of Bubble Bee Corp., a car wash development company. Mr. Gordon was in charge of engineering, construction and development of environmentally friendly car wash water recycling systems. From 1997 to 2002, he was Chairman of a publicly traded electric service provider company (ESP), PowerSource Corp., where he participated in the power marketing of renewable energy and in evaluation and environmental compliance. PowerSource Energy Service Provider Corporation was an active participant in the "PowerGreen - 100" and "PowerGreen - 25" programs. Mr. Gordon received his bachelor degree in 1974 from Polytechnical Institute in Civil Engineering.

Igor Gorodnitsky.  Mr. Gorodnitsky has been our President and member of the Board of Directors since  September 26, 2008. Mr. Gorodnitsky has developed expertise in handling and processing hazardous waste material.   As a Senior Haz-Mat Specialist, he has coordinated and successfully completed more than 500 emergency response Haz-mat clean-ups over the past 20 years. He has coordinated and supervised Haz Mat projects, emergency and routine spill clean-ups, and confined space entry tasks. He has coordinated and scheduled manpower and purchased and scheduled equipment and materials for containment and treatment of spills. He has successfully managed, coordinated and supervised projects including Hazscanning, sampling, lab-packing, manifesting, profiling, labeling, and other special procedures for a variety of commercial clients  and municipalities. . He is a chemist by training and holds numerous certifications and licenses including Hazwoper Training Program, Confined Space Entry and Gas Vapour HazCating, Certified Uniform Waste Manifest Training, Basic and Intermediate HazCating, On-Scene Incident Commander Emergency, Site Remediation Methods, Underground Storage Tank Removal, l, Health & Safety Supervisor Certification, Hazardous Certification, and Tosco Refinery Safety. Mr. Gordodnitsky was president of Express Environmental Corp. since its inception in 1980 until he sold his interest in January 2009.

R.L. Hartshorn.  Mr. Hartshorn has been our Chief Financial Officer and member of the Board of Directors of Cavitation Technologies, Inc. since September 26, 2008.  He previously served as a consultant to the company beginning in December 2007.  He served 15 years in a variety of leadership and operational positions in international banking with Chase Manhattan and other banks in Europe, New York, and Latin America.  He speaks German, Portuguese, and Spanish. As a vice president at Chase and other banks, he was largely responsible for cultivating credit and marketing relationships with corporate clients across a variety of industries. He also held sales and sales management positions for 10 years with two public companies in the IT domain including seven years as Marketing & International Sales for a software and advertising company.  Overall, Mr. Hartshorn’s operational experience includes 13 years with a sales quota and seven years with  P&L responsibility. He has been involved in the start-up of four business units and a turn-around. He earned a B.S from the U.S. Naval Academy in 1971and an MBA from The Thunderbird School of Global Management in 1977 and is also a MCSE.

James Fuller. Mr. Fuller has been Chairman of our Audit Committee and Independent Financial Expert since February, 2010.  He was formerly a Vice President of the New York Stock Exchange and director of the Securities Investor Protection Corporation. In addition to his over 30 years experience in the securities markets, Mr. Fuller sat on the Board of Trustees of the University of California, Santa Cruz and previously served as Chairman of their Audit Committee and Independent Financial Expert.  Jim is a partner at Baytree Capital Associates, LLC. Mr. Fuller received his BS in Political Science from San Jose State University and his MBA from California State University- Fresno.

Igor Gorodnitsky, our President, and Roman Gordon, our CEO, are brothers.

Varvara Grichko.  Ms. Grichko has been a member of our board of directors since September, 2010.  Ms. Grichko began her career at the Institute of Organic Chemistry.  Ms. Grichko received her B.S. and M.S degrees from the in chemistry and catalysis at Novosibirsk University in Russia.  Among her other professional exploits, Ms. Grichko has worked at Marqette University and Novozymes, Inc., where she was involved in the development of a new process for Bioethanol production. Ms. Grichko holds a Ph.D. in Chemistry from the Russian Academy of Science and a Ph.D. in biology from the University of Waterloo in Canada.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes the compensation earned by each named executive officer of the Company for the past two fiscal years, determined on the basis of rules adopted by the SEC relating to smaller reporting companies.

							Non-Equity	Non-Qualified	All
				Stock		Option	Incentive Plan	Deferred	Other
	Year	Salary		Awards (2)		Awards	Compensation	Compensation	Compensation	Totals
Roman Gordon	2010	$195,000		$521,673	(3)	$-	$-	$-	$-	$716,673
Chief Executive Officer	2009	$172,857		$-		$-	$-	$-	$-	$172,857

Igor Gorodnitsky	2010	$195,000	(1)	$521,673	(4)	$-	$-	$-	$-	$716,673
President	2009	$172,857	(1)	$-		$-	$-	$-	$-	$172,857

R.L. Hartshorn	2010	$-		$194,168	(5)	$-	$-	$-	$-	$194,168
Chief Financial Officer	2009	$-		$184,349	(5)	$-	$-	$-	$-	$184,349

(1)
In 2009, Mr. Gorodnitsky earned a salary of $172,857.  On June 1, 2010, the Company issued a note payable to Mr. Gorodnitsky in the amount of $278,922 as payment for all deferred salary amounts owed to him for services provided through November 30, 2009.  During 2010, Mr. Gorodnitsky earned a salary of $195,000, of which a total of $49,152 was unpaid and recorded as accrued payroll as of June 30, 2010.

(2)
Stock awards are disclosed at the expense recorded based on their aggregate grant date fair values as calculated under ASC 718, Share-Based Payment.  All share amounts disclosed include the impact of a 3 for 1 forward stock split which was effective as of October 29, 2009.

(3)
In July 2009, the Company issued Mr. Gordon 1,000,000 shares of restricted common stock as payment for services.  On the date of grant, the shares had an aggregate fair value of $800,000.  The shares vest through January 2, 2011 and are being expensed in the financial statements over that time.  During the year ended June 30, 2010, the Company recorded a total of $521,673 of expense associated with this grant.  The remaining $278,327 will be recorded over the vesting term during the year ended June 30, 2011.

(4)
In July 2009, the Company issued Mr. Gorodnitsky 1,000,000 shares of restricted common stock as payment for services.  On the date of grant, the shares had an aggregate fair value of $800,000.  The shares vest through January 2, 2011 and are being expensed in the financial statements over that time.  During the year ended June 30, 2010, the Company recorded a total of $521,673 of expense associated with this grant.  The remaining $278,327 will be recorded over the vesting term during the year ended June 30, 2011.

(5)
In July 2009, the Company issued Mr.  Hartshorn 250,000 shares of restricted common stock as payment for services.  On the date of grant, the shares had an aggregate fair value of $200,000.  The shares vest through January 2, 2011 and are being expensed in the financial statements over that time.  During the year ended June 30, 2010, the Company recorded a total of $130,418 of expense associated with this grant.  The remaining $69,582 will be recorded over the vesting term during the year ended June 30, 2011.  In addition, as compensation during the year ended June 30, 2010, Mr. Hartshorn was also issued an aggregate total of 350,000 shares of common stock with an aggregate grant date fair value of $63,750.  During the year ended June 30, 2009, Mr. Hartshorn was issued an aggregate total of 402,000 shares of common stock with an aggregate grant date fair value of $184,349.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock known by us to be owned beneficially as of June 30, 2010 and the date hereof by: (i) each person (including any group) that owns more than 5% of any class of the voting securities of our company; (ii) each director and officer of our company; and (iii) directors and officers as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown. The address for all directors and officers, unless otherwise indicated, is 10019 Canoga Avenue, Chatsworth, CA 91311.

		Amount and
		Nature of
	Title of	Beneficial	Percent of
Name of Beneficial Owner	Class	Owner	Class (1)
Roman Gordon	Common Stock	21,323,475	16.3%
Chief Executive Officer and Director/Chairman of the Board

Igor Gorodnitsky	Common Stock	21,323,475	16.3%
President

R.L. Hartshorn	Common Stock	1,502,366	1.2%
Chief Financial Officer

James Fuller	Common Stock	75,000	*
Director and Chairman of Audit Committee

Varvara Grichko	Common Stock	275,183	*
Director

BioWorld Management LTD	Common Stock	8,594,631	6.6%

Directors and Officers	Common Stock	44,499,499	34.1%
(as a group, five individuals)

(1)	Based upon 130,581,562 issued and outstanding shares of common stock as of June 30, 2010, which includes the impact of 3 for 1 forward stock split which was effective as of October 29, 2009.

*	Less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In accordance with item 404 (a) of regulation S-K, the company has had no related party transactions during the fiscal years ended June 30, 2010 or 2009.

Director Independence

As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules. For the purpose of preparing the disclosures in this Report on Form 10-K regarding director independence, we have used the definition of “independent director” set forth in the Marketplace Rules of The NASDAQ, which defines an “independent director” generally as a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these standards, we believe that James Fuller is an independent director.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit

Our principal auditing firm is Rose, Snyder, and Jacobs.  During fiscal 2010 and 2009, we incurred expenses of $97,113 and $85,755, respectively, for professional services rendered for the audit of our annual financial statements and review of financial statements included on Form 10-Q.

Tax Fees

The aggregate fees billed in fiscal 2010 and fiscal 2009 for professional services rendered by the principal accountant for tax compliance amounted to $10,300 and $13,250, respectively.

Audit Committee

We are in the process of implementing pre-Approval Policies and Procedures in accordance those described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X.

Part IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

3.1   Certificate of Amendment of Articles of Incorporation – filed as an exhibit to the Company’s Quarterly Report filed on November 16, 2009 and incorporated by reference

10.1  Marketing Agreement between the Company and Desmet Bellestra Group, S.A. – filed as an exhibit to the Company’s Quarterly Report filed on February 4, 2010, and incorporated by reference

14.1.  Code of Business Conduct and Ethics.  In accordance with Regulation S-K 406 of the Securities Act of 1934, we undertake to provide to any person without charge, upon request, a copy of our “Code of Business Conduct and Ethics”.  A copy may be requested by sending an email to info@cavitationtechnologies.com .

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of  the Sarbanes-Oxley Act of 2002.

32.2  Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of  the Sarbanes-Oxley Act of 2002.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ Roman Gordon	Chief Executive Officer and Director	September 28, 2010
Roman Gordon	(Principal Executive Officer) Chairman of the Board

/s/ Igor Gorodnitsky	President	September 28, 2010
Igor Gorodnitsky

/s/ R.L. Hartshorn	Chief Financial Officer	September 28, 2010
R.L. Hartshorn	(Principal Financial Officer and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 28, 2010	Date: September 28, 2010

By: /s/ Roman Gordon	By: /s/ R.L. Hartshorn, Chief Financial Officer
Roman Gordon, Chief Executive Officer	R.L. Hartshorn, Chief Financial Officer