Form 10-Q
period 2010-09-30
Cavitation Technologies, Inc.
filed 2010-11-12
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, every Interactive Data File, required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  as of November 12, 2010, the issuer had 134,825,182 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIALINFORMATION

ITEM 1.  Consolidated Financial Statements.

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30,	June 30,
	2010	2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$10,529	$270
Prepaid expenses and other current assets	2,735	3,158
Total current assets	13,264	3,428

Property and equipment, net	65,064	69,605
Deferred costs	161,124	71,683
Patents, net	91,715	92,284
Other assets	9,500	9,500
Total assets	$340,667	$246,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$-	$2,747
Accounts payable	228,294	160,179
Accrued expenses	61,786	75,656
Accrued payroll	73,153	83,051
Deferred revenue	104,484	50,761
Short-term loan	379,165	109,000
Bank loan	511,875	524,750
Total current liabilities	1,358,757	1,006,144

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 111,111 shares issued and outstanding as of September 30, 2010 and June 30, 2010	111	111

Common stock, $0.001 par value, 1,000,000,000 shares authorized, 133,690,545 (unaudited) and 130,581,562 shares are issued and outstanding as of September 30, and June 30, 2010, respectively	133,691	130,582
Additional paid-in capital	13,559,745	12,656,723
Deficit accumulated during the development stage	(14,711,637)	(13,547,060)
Total stockholders' deficit	(1,018,090)	(759,644)
Total liabilities and stockholders' deficit	$340,667	$246,500

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)

			January 29, 2007,
			Inception,
	For the Three Months Ended		Through
	September 30,		September 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)

General and administrative expenses	$909,131	$3,077,874	$9,171,501
Research and development expenses	241,253	62,965	4,864,653
Total operating expenses	1,150,384	3,140,839	14,036,154
Loss from operations	(1,150,384)	(3,140,839)	(14,036,154)
Interest expense	(12,693)	(83,582)	(501,158)
Loss before income taxes	(1,163,077)	(3,224,421)	(14,537,312)
Income tax expense	-	-	-
Net loss	$(1,163,077)	$(3,224,421)	$(14,537,312)
Deemed dividends to preferred stockholders	(1,500)	-	(174,325)
Net loss available to common stockholders	$(1,164,577)	$(3,224,421)	$(14,711,637)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.01)	$(0.03)

Weighted average shares outstanding:
Basic and Diluted	132,525,540	103,111,510

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
Statements of Changes In Stockholders' Deficit (Unaudited)

						Deficit
						Accumulated
						During the
	Series A Preferred		Common Stock		Additional Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at inception, January 29, 2007	-	$-	-	$-	$-	$-	$-

Issuance of common stock for services on January 29, 2007			42,993,630	42,994	(21,994)		21,000
Common stock issued as payment for services on March 31, 2008			6,428,904	6,429	1,123,971		1,130,400
Common stock issued as payment for services on April 16, 2008			51,180	51	8,949		9,000
Common stock issued as payment for services on April 22, 2008			102,360	102	17,898		18,000
Common stock issued as payment for services on June 18, 2008			3,787,320	3,788	662,212		666,000
Common stock sold for cash on June 30, 2008			2,047,200	2,047	497,953		500,000
Amortization of discount on convertible preferred stock					47,879	(47,879)	-
Net loss						(2,681,782)	(2,681,782)

Balance at June 30, 2008	-	$-	55,410,594	$55,411	$2,336,868	$(2,729,661)	$(337,382)

Common stock sold in connection with reverse merger for cash on October 3, 2008			2,149,560	2,150	122,850		125,000
Preferred stock sold for cash on March 17, 2009	111,111	111			99,889		100,000
Preferred stock - beneficial conversion feature					11,111	(11,111)	-
Common stock sold for cash on April 22, 2009			499,998	500	99,500		100,000
Common stock sold for cash on June 4, 2009			499,998	500	99,500		100,000
Common stock sold for cash on June 22, 2009			300,000	300	49,700		50,000
Common stock sold for cash on June 30, 2009			300,000	300	49,700		50,000
Bio common stock outstanding before reverse merger on October 3, 2008			27,840,534	27,840	(27,840)		-
Common stock issued as payment for services on September 22, 2008			150,000	150	17,850		18,000
Common stock issued as payment for services on December 3, 2008			450,000	450	187,150		187,600
Common stock issued as payment for services on December 17, 2008			300,000	300	131,800		132,100
Common stock issued as payment for services on February 27, 2009			590,565	591	156,893		157,484
Common stock issued as payment for services on March 11, 2009			86,550	86	26,853		26,939
Common stock issued as payment for services on March 22, 2009			150,000	150	50,350		50,500
Common stock issued as payment for services on April 23, 2009			29,415	29	9,285		9,314
Common stock issued as payment for services on May 28, 2009			152,379	152	38,959		39,111
Common stock issued as payment for services on June 4, 2009			37,500	38	9,837		9,875
Common stock issued as payment for services on June 30, 2009			37,500	38	8,712		8,750
Warrants issued with convertible debt in December 2008, January 2009 and February 2009					49,245		49,245
Amortization of discount on convertible preferred stock					107,835	(107,835)	-
Warrants issued as payment for services on May 27, 2009					56,146		56,146
Warrants issued as payment for services on June 3, 2009					84,219		84,219
Warrants issued as payment for services on June 30, 2009					5,678		5,678
Issuance of stock options as payment for services on August 8, 2008					229,493		229,493
Issuance of stock options as payment for services on October 1, 2008					4,598		4,598
Issuance of stock options as payment for services on October 7, 2008					22,770		22,770
Issuance of stock options as payment for services on October 21, 2008					47		47
Issuance of stock options as payment for services on October 28, 2008					33		33
Issuance of stock options as payment for services on January 19, 2009					50,571		50,571
Net loss						(2,495,991)	(2,495,991)

Balance at June 30, 2009	111,111	$111	88,984,593	$88,985	$4,089,602	$(5,344,598)	$(1,165,900)

CAVITATION  TECHNOLOGIES, INC.
(A Development Stage Company)
Statements of Changes In Stockholders' Deficit (Unaudited) (Continued)

						Deficit
						Accumulated
						During the
	Series A Preferred		Common Stock		Additional Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at June 30, 2009	111,111	$111	88,984,593	$88,985	$4,089,602	$(5,344,598)	$(1,165,900)

Common stock issued as payment for services on July 27, 2009			17,358,000	17,358	3,886,279		3,903,637
Common stock issued as payment for services on August 5, 2009			165,000	165	44,935		45,100
Common stock issued as payment for services on September 16, 2009			190,011	190	42,209		42,399
Common stock issued as payment for services on October 7, 2009			130,500	131	42,500		42,631
Common stock issued as payment for services on October 16, 2009			100,911	101	34,209		34,310
Common stock issued as payment for services on October 23, 2009			30,000	30	9,270		9,300
Common stock issued as payment for services on October 29, 2009			37,500	38	13,463		13,501
Common stock issued as payment for services on November 3, 2009			37,500	37	13,464		13,501
Common stock issued as payment for services on November 10, 2009			35,102	35	12,251		12,286
Common stock issued as payment for services on November 16, 2009			1,505,000	1,505	405,944		407,449
Common stock issued as payment for services on November 30, 2009			60,000	60	17,340		17,400
Common stock issued as payment for services on December 4, 2009			49,157	49	12,240		12,289
Common stock issued as payment for services on January 11, 2010			121,286	121	30,200		30,321
Common stock issued as payment for services on February 1, 2010			5,125,102	5,125	1,071,146		1,076,271
Common stock issued as payment for services on February 11, 2010			500,000	500	109,500		110,000
Common stock issued as payment for services on February 15, 2010			127,500	128	26,648		26,776
Common stock issued as payment for services on February 23, 2010			135,000	135	26,865		27,000
Common stock issued as payment for services on March 5, 2010			346,098	346	82,897		83,243
Common stock issued as payment for services on March 12, 2010			70,000	70	13,455		13,525
Common stock issued as payment for services on March 22, 2010			50,000	50	8,450		8,500
Common stock issued as payment for services on April 12, 2010			127,282	127	16,420		16,547
Common stock issued as payment for services on April 19, 2010			100,000	100	16,900		17,000
Common stock issued as payment for services on April 29, 2010			1,700,000	1,700	253,300		255,000
Common stock issued as payment for services on May 10, 2010			773,750	774	115,288		116,062
Common stock issued as payment for services on May 24, 2010			219,092	219	43,599		43,818
Common stock issued as payment for services on June 1, 2010			163,794	164	29,319		29,483
Common stock issued as payment for services on June 9, 2010			333,333	333	59,667		60,000
Common stock issued as payment for services on June 14, 2010			46,544	47	8,331		8,378
Common stock issued for debt and accrued interest conversion on August 7, 2009			1,122,375	1,122	189,681		190,803
Conversion feature on convertible notes payable					63,601		63,601
Common stock sold for cash on October 13, 2009			208,104	208	34,156		34,364
Common stock sold for cash on October 16, 2009			2,980,734	2,981	493,808		496,789
Common stock sold for cash on November 4, 2009			217,117	217	36,183		36,400
Common stock sold for cash on November 17, 2009			421,529	422	71,748		72,170
Common stock sold for cash on December 4, 2009			352,451	352	59,565		59,917
Common stock sold for cash on January 6, 2010			58,058	58	9,812		9,870
Common stock sold for cash on February 4, 2010			888,235	888	150,112		151,000
Common stock sold for cash on March 2, 2010			743,746	744	125,693		126,437
Common stock sold for cash on March 12, 2010			352,941	353	59,647		60,000
Common stock sold for cash on April 19, 2010			125,000	125	14,875		15,000
Common stock sold for cash on June 1, 2010			700,000	700	69,300		70,000
Common stock issued for conversion of note payable on June 1, 2010			2,789,217	2,789	276,133		278,922
Common stock sold for cash on June 24, 2010			1,000,000	1,000	99,000		100,000
Warrants issued as payment for services on July 15, 2009					13,205		13,205
Warrants issued as payment for services on February 11, 2010					131,376		131,376
Conversion feature of note payable on June 1, 2010					223,137		223,137
Dividends on preferred stock						(6,000)	(6,000)
Net loss						(8,196,462)	(8,196,462)

Balance at June 30, 2010	111,111	$111	130,581,562	$130,582	$12,656,723	$(13,547,060)	$(759,644)

Common stock issued as payment for services on July 8, 2010			349,571	350	52,086		52,436
Common stock issued as payment for services on August 3, 2010			1,854,009	1,854	350,406		352,260
Common stock issued as payment for services on August 30, 2010			75,000	75	11,175		11,250
Common stock issued as payment for services on September 8, 2010			237,192	237	35,342		35,579
Common stock sold for cash on August 3, 2010			593,211	593	58,728		59,321
Amortization of restricted stock issued for services					395,285		395,285
Dividends on preferred stock						(1,500)	(1,500)
Net loss						(1,163,077)	(1,163,077)

Balance at September 30, 2010 (unaudited)	111,111	$111	133,690,545	$133,691	$13,559,745	$(14,711,637)	$(1,018,090)

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)
			January 29, 2007,
			Inception,
	For the Three Months Ended		Through
	September 30,		September 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(1,163,077)	$(3,224,421)	$(14,537,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,110	3,539	34,697
Warrants issued in connection with convertible notes payable	-	-	49,245
Beneficial conversion feature on convertible notes payable	-	63,601	286,738
Common stock issued for services	846,810	2,805,282	9,806,954
Stock option compensation	-	-	307,512
Warrants issued for services	-	5,173	290,624
Effect of changes in:
Prepaid expenses and other current assets	423	466	(2,735)
Deposits	-	-	(9,500)
Bank overdraft	(2,747)	-	-
Accounts payable and accrued expenses	52,745	101,248	293,039
Accrued payroll	(9,898)	-	352,075
Deferred revenue	53,723	7,480	104,484
Net cash used in operating activities	(216,911)	(237,632)	(3,024,179)

Investing activities:
Purchase of property and equipment	-	(21,020)	(99,192)
Payments for systems	(89,441)	-	(161,124)
Payments for patents	-	-	(92,284)
Net cash used in investing activities	(89,441)	(21,020)	(352,600)

Financing activities:
Proceeds from (payments on) bank loan borrowings	(12,875)	(9,041)	511,875
Proceeds from sales of preferred stock	-	-	725,000
Proceeds from convertible notes payable	-	-	235,000
Payments on convertible notes payable	-	(20,000)	(55,000)
Proceeds from sale of common stock	59,321	289,684	1,591,268
Proceeds from short-term loans	279,165	-	388,165
Payments of short-term loans	(9,000)	-	(9,000)
Net cash provided by financing activities	316,611	260,643	3,387,308
Net increase in cash	10,259	1,991	10,529
Cash, beginning of period	270	5,038	-
Cash, end of period	$10,529	$7,029	$10,529

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,693	$20,201	$163,675
Cash paid for income taxes	$1,600	$-	$6,728
Supplemental disclosure of non-cash investing and financing activities:
Warrants issued in connection with preferred stock	$-	$-	$155,714
Beneficial conversion feature on preferred stock	$-	$-	$11,111
Conversion of preferred to common shares in reverse merger	$-	$-	$625,000
Proceeds from sales of preferred shares used to purchase shares of Bio	$-	$-	$400,000
Conversion of note payable to common stock	$-	$-	$278,922
Accrued dividends issued to preferred stockholders	$1,500	$-	$7,500
Conversion of convertible notes payable and accrued interest to common stock	$-	$190,803	$190,803

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

Note 1 - Nature of Operations

Cavitation Technologies, Inc. (the “Company”) is a Nevada Corporation incorporated under the name Bio Energy, Inc. The Company designs and engineers environmentally friendly NANO technology based systems that have potential commercial applications in industries such as vegetable oil refining, renewable fuels, water treatment, water-oil emulsions, alcoholic beverage enhancement, algae oil extraction, and crude oil yield enhancement.

We are  focused on merchandising our NANO Neutralization System – a vegetable oil refining system that employs our proprietary continuous flow-through, hydrodynamic NANO Technology in the form of our multi-stage NANO Series of reactors.  The principle global market for our systems includes the approximate 300 major refiners who process vegetable oils including soybean, canola and rapeseed.  The finished product is used for human consumption as well as animal feed. To date, we have not sold or licensed products and have recorded no revenue.  Our cumulative loss since inception on January 29, 2007 is $14,537,312. Cumulative net cash used in operating activities of $3,024,179 was funded largely with $2,498,764 in equity and $511,875 in a bank loan. Our investment in research and development since inception on January 29, 2007 through September 30, 2010 is $4,864,653, consisting of $2,713,195 paid in cash and $2,151,458 paid in restricted stock primarily to service providers.  We have four full-time employees.

Note 2 – Basis of Presentation and Going Concern

Management’s Plan Regarding Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  The Company has no significant operating history and, from January 29, 2007, (inception), through September 30, 2010, generated a net loss of $14,537,312.  The Company also has negative cash flow from operations and negative net equity.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plan is to generate income from operations by successfully finalizing licensing arrangements with prospective customers.  We will also attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

Basis of Presentation

We have prepared the accompanying consolidated unaudited financial statements of the Company in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three months ended September 30, 2010 are not indicative of the results that may be expected for the fiscal year ending June 30, 2011. You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2010.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cavitation Technologies, Inc. and its wholly owned subsidiary Hydrodynamic Technology, Inc. All significant inter-company transactions and balances have been eliminated through consolidation.

Fair Value Measurement

Accounting Standards Codification (“ASC”) 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2010, the carrying value of certain accounts such as deferred costs, accounts payable, accrued expenses, accrued payroll and short-term loans approximates fair value due to the short-term nature of such instruments.

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States of America (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing our common stock issued for services, among other items. Actual results could differ from these estimates.

Revenue Recognition

The Company recognizes revenue when an arrangement exists; delivery has occurred, including transfer of title and risk of loss for product sales, or services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collectability is reasonably assured.

Deferred Revenue

The Company received total deposits of $104,484 as of September 30, 2010 from prospective customers relating to potential orders of the Company’s NANO Neutralization System and Bioforce 9000 Reactor Skid Systems.  Because these transactions have not yet been fully completed, these amounts have been reflected in deferred revenue on the accompanying consolidate balance sheets as of September 30, 2010.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost which approximates market value.

Property and Equipment

Property and equipment is presented at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. Betterments, renewals, and extraordinary repairs that extend the life of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to retired assets are removed from the Company's accounts, and the gain or loss on dispositions, if any, is recognized in the consolidated statements of operations.

Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives.

Leasehold improvements	Shorter of life of asset or lease
Furniture	5-7 Years
Office equipment	5-7 Years
Equipment	5-7 Years

Stock-Based Compensation

The Company accounts for its share-based compensation in accordance ASC 718-20, Share-Based Payment.  Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite vesting period.  There were no stock options granted during the three months ended September 30, 2010 or 2009.  There were no warrants granted during the three months ended September 30, 2010.  Warrants granted during the three months ended September 30, 2009 were valued using the following assumptions.

Three
Months Ended
September 30,
2009

Expected life in years	3.0
Stock price volatility	64%
Risk free interest rate	1.6%
Expected dividends	None
Forfeiture rate	0%

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10, Income Taxes.  The Company recognizes deferred tax assets and liabilities to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

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

Advertising and Promotion Costs

Advertising costs incurred in the normal course of operations are expensed as incurred.  Advertising expenses amounted to $350, $211, and $139,653 for the three months ended September 30, 2010 and 2009, and the period from January 29, 2007 (date of inception) through September 30, 2010, respectively.

Research and Development Costs

Research and development expenses relate primarily to the development, design, and testing of preproduction prototypes and models and are expensed as incurred.

Patents

Capitalized patent costs represent legal fees associated with procuring and filing patent applications.  The Company accounts for patents in accordance with ASC 350-30, General Intangibles Other Than Goodwill.  As of September, 30, 2010, the Company had incurred $92,284 in gross patent costs which are capitalized in the accompanying consolidated balance sheet.  The Company had one patent issued during the three months ended September 30, 2010 which is being amortized over an estimated useful life of 4 years.  The patent has a duration through February 27, 2029.  For the three months ended September 30, 2010, amortization amounted to $569.  The Company is awaiting final approval and issuance of additional pending patents. Once the patents are issued, the Company will begin amortizing the capitalized patent costs over their estimated useful lives.

Intangible and Long-Lived Assets

In accordance with ASC 350-30, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

Deferred costs

Deferred costs represent costs associated with customizing specific units of the Company’s NANO Neutralization System and Reactor Skid products that it plans on licensing in the short term.  The direct costs incurred by the Company associated with manufacturing the products have been capitalized and reflected as deferred costs. When sales or licensing of the specific products are made, the amounts recorded as deferred costs will be expensed.

Note 4 -Net Loss Per Share – Basic and Diluted

The Company computes the loss per common share using ASC 260, Earnings Per Share.  The net loss per common share, both basic and diluted, is computed based on the weighted average number of shares outstanding for the period.  The diluted loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average shares outstanding assuming all potential dilutive common shares were issued.

On September 30, 2010, the Company had 1,915,957 stock options and 12,545,618 warrants outstanding to purchase common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive.  In addition, the Company had 111,111 shares of Series A Preferred Stock outstanding which are convertible into approximately 333,333 shares of common stock.  These items were also not included in the calculation of diluted net loss per common share because their effect would be anti-dilutive.

Note 5 - Property and Equipment

Property and equipment consisted of the following as of September 30, 2010 (unaudited) and June 30, 2010.

	September 30,	June 30,
	2010	2010
	(Unaudited)

Leasehold improvement	$2,475	$2,475
Furniture	26,837	26,837
Office equipment	1,500	1,500
Equipment	68,380	68,380

	99,192	99,192

Less: accumulated depreciation and amortization	(34,128)	(29,587)

	$65,064	$69,605

Depreciation expense amounted to $4,541, $3,539 and $34,128 for the three months ended September 30, 2010 and 2009, and the period from January 29, 2007 (date of inception) through September 30, 2010, respectively.

Note 6 -Bank Loan

On February 7, 2007, the Company executed a $700,000 revolving line of credit from National Bank of California. The line of credit bears interest at the Prime rate plus 1%.  On August 1, 2009, the revolving line of credit was replaced by a one-year variable rate loan which matured August 1, 2010.   This loan bears interest at the prime rate plus 2.75%, and was repaid with equal monthly installments of $7,396 beginning September 1, 2009 with unpaid amounts due on August 1, 2010. This line of credit is secured by personal guarantees of the Company’s principals and assets.

On August 1, 2010 the Company renewed the loan until November 1, 2010.  The amount outstanding at the time of renewal was $520,516.  The terms and conditions remain the same with monthly payments of $7,396 and an interest rate of prime plus 2.75%.  As of September 30, 2010, the outstanding balance on the loan was $511,875.  The Company is in the process of negotiating a renewal of the terms of this loan.

Note 7 – Short-Term Loans

In January 2010, the Company borrowed $9,000 from a shareholder as a short-term loan.  The borrowing bears no interest and is due on demand.  As of June 30, 2010, the total outstanding amount related to this short-term loan amounted to $9,000.  On July 6, 2010, the outstanding short-term loan amount of $9,000 was repaid.  There were no amounts outstanding as of September 30, 2010.

In May 2010, the Company received a short-term loan from a shareholder in the amount of $100,000.  The borrowing bears no interest and is due on demand.  As of September 30, 2010, the total outstanding amount related to this short-term loan amounted to $100,000.  Management expects the shareholder to convert this short-term loan into common stock or another financial instrument during the year ended June 30, 2011.

During the three months ended September 30, 2010, the Company received short-term loans from investors in the aggregate total of $279,165.  The borrowings bear no interest and are due on demand.  Management expects investors to convert these short-term loans into common stock or other financial instruments during the year ended June 30, 2011.

The total outstanding balances of the above loans amounted to $379,165 as of September 30, 2010, and are recorded as short-term loans on the accompanying consolidated balance sheet.

Note 8 – Stockholders’ Equity

Common Stock

On July 8, 2010, the Company issued an aggregate total of 349,571 shares of common stock with an aggregate fair value of $52,436 for the payment of services rendered.

On August 3, 2010, the Company issued an aggregate total of 1,854,009 shares of common stock with an aggregate fair value of $352,260 for the payment of services rendered.

On August 3, 2010, the Company sold an aggregate total of 593,211 shares of restricted common for proceeds of $59,321.

On September 8, 2010, the Company issued an aggregate total of 237,192 shares of common stock with an aggregate fair value of $35,579 for the payment of services rendered.

On September 8, 2010, the Company issued an aggregate total of 75,000 shares of common stock with an aggregate fair value of $11,250 for the payment of services rendered.

Preferred Stock

The Company has 5,000,000 shares of Series A Preferred Stock authorized and 111,111 shares outstanding.  Series A Preferred Stock is convertible into common stock at a rate of 3 shares of common stock per share of each Series A Preferred Stock held at any time at the option of the preferred shareholders.  In the event of any liquidation, dissolution or winding up of the Company, the holders of Series A Preferred will have liquidation preferences prior to distributions made to any other class of stockholder.  The Series A Preferred Stock is not redeemable.  On the third anniversary date of the issuance of the preferred shares, any Series A Preferred shares outstanding are automatically converted into common stock, at a conversion rate of 3 shares of common to 1 share of Series A Preferred Stock.

The holders of the Series A Preferred Stock are entitled to receive out of any funds legally available dividends at the rate of 6% per annum payable on September 30 and March 30. Dividends shall accrue and be cumulative whether or not they have been declared. Dividends may be paid in cash or through the issuance of additional shares of Series A Preferred Stock at the Company’s option.  As of September 30, 2010, cumulative dividends amounted to $7,500.  As of September 30, 2010, none of the cumulative dividends were  paid.

The Company has authorized 5,000,000 shares of Preferred Stock as Series B Preferred Stock.  The Board of Directors can establish the rights, preferences and privileges of the Series B Preferred Stock.  There are no shares of Series B Preferred Stock outstanding.

Stock Options

A summary of the stock option activity for the three months ended September 30, 2010 is presented below.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at June 30, 2010	1,987,612	$0.56	6.16
Granted	-	-
Forfeited	(71,655)	0.67
Outstanding at September 30, 2010 (unaudited)	1,915,957	0.56	6.13

Vested and expected to vest at September 30, 2010 (unaudited)	1,915,957	0.56	6.13

Exercisable at September 30, 2010 (unaudited)	1,915,957	0.56	6.13

The following table summarizes information about outstanding stock options as of September 30, 2010.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.33	637,297	6.06	$0.33	637,297	$0.33
0.67	1,278,660	6.16	0.67	1,278,660	0.67
	1,915,957			1,915,957

Warrants

A summary of the warrant activity for the three months ended September 30, 2010 is presented below.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at June 30, 2010	12,545,618	$0.42	2.66
Granted	-	-
Exercised	-	-	-
Outstanding at September 30, 2010 (unaudited)	12,545,618	0.42	2.41

Vested and expected to vest at September 30, 2010 (unaudited)	12,545,618	0.42	2.41

Exercisable at September 30, 2010 (unaudited)	12,545,618	0.42	2.41

The following table summarizes information about outstanding warrants as of September 30, 2010.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.20 - 0.37	2,339,374	2.36	$0.30	2,339,374	$0.30
0.42 - 0.58	10,206,244	2.42	0.45	10,206,244	0.45
	12,545,618			12,545,618

Note 9 - Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 270, Interim Financial Reporting, the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter based upon the mix and timing of actual earnings versus annual projections. The Company has estimated its annual effective tax rate to be zero. This is based on an expectation that the Company will generate net operating losses in the year ending June 30, 2011, and it is not more likely than not that those losses will be recovered using future taxable income. Therefore, no provision for income tax or tax liability has been recorded as of and for the period ended September 30, 2010.

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

Note 10 - Commitments and Contingencies

Lease Agreements

On December 30, 2009, the Company extended its existing lease agreement for approximately 5,000 square feet of office and warehouse space at 10019 Canoga Ave for a period of two years effective February 1, 2010.  Monthly rent under the extended lease agreement is $4,250 per month.  The Company has a security deposit of $9,500 associated with this lease.

Total rent expense was $12,750, $15,118, and $212,533 for the three months ended September 30, 2010 and 2009, and for the period from January 29, 2007 (date of inception) through September 30, 2010, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows.

Year Ended
June 30,

2011 (remainder of)	38,250
2012	29,750
Total	$68,000

Royalty Agreements

The Company has entered into Patent Assignment Agreements with each of its President and CEO, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and CEO have been assigned to the Company.  In exchange, the Company agreed to pay a royalty of 5% of future gross revenues to each of the CEO and President for future licensing, leasing, or rental revenue generated from products using the assigned technologies. In connection with an employment agreement with a key employee for any technologies invented by the employee, the Company shall pay a royalty of 5% of future revenues received in the first year and 3% in subsequent years from licensing, leasing, or rental revenues associated with patents assigned from the employee.  As of September 30, 2010, the Company had not paid any amounts related to these royalties.

Note 11 – Subsequent Events

The company became listed on the Frankfurt (Germany) stock exchange and began trading October 27, 2010 under the trading symbol WTC.

On October 25, 2010, we received a purchase order for a 10 gallons/minute NANO Neutralization System. The purchase order requires delivery before December 9, 2010.  This agreement is attached as Exhibit 99.2.

On October 26, 2010, we entered into a loan agreement with Desmet Ballestra North America, Inc. under which we received a loan of $75,000.  The loan bears no interest and is repayable at $25,000 per month beginning January 25, 2011. This document is attached as Exhibit 99.1.

On October 1, 2010, the Board of Directors granted 1,134,517 common shares including 661,000 shares to equity investors valued at $79,320 and 473,517 shares issued to service providers.

On November 1, 2010, the Board of Directors granted 2,422,265 common shares including 1,400,000 shares to equity investors valued at $140,000 and 1,022,265 shares issued to service providers.

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

Overview

We design and engineer NANO technology based systems that are designed to serve large, growing, global  markets such as vegetable oil refining, renewable fuels, water purification, alcoholic beverage enhancement, algae oil extraction, water-oil emulsions and crude oil yield enhancement.  To date, we have sold no products and have recorded no revenue.  Our cumulative loss since inception on January 29, 2007 through September 30, 2010 is $14,537,312. Cumulative net cash used in operating activities of $3,024,179 was funded largely with approximately $2.5 million in equity and $500,000 in a bank loan. Our investment in research and development is $4,864,653 consisting of $2,713,195 paid in cash and $2,151,458 paid in restricted stock primarily to service providers.  We have four full-time employees.

The company is focused on merchandising our NANO Neutralization System – a vegetable oil refining  system that employs our proprietary continuous flow-through, hydrodynamic NANO Technology in the form of our multi-stage NANO Series of reactors. The principle market for our systems includes the approximate 300 major global refiners who process vegetable oils including soybean, canola and rapeseed.  The finished product is used for human consumption as well as animal feed.  To date, we have not sold or licensed products and have recorded no revenue.

Management’s Plan

We are a development stage entity engaged in merchandising our NANO Neutralization System which is designed to help refine vegetable oils such as soybean, canola, and rapeseed.  Our near term goal is to successfully merchandise our systems. We have no significant operating history and, from January 29, 2007, (inception), through September 30, 2010, generated a net loss of $14,537,312.  We also have negative cash flow from operations and negative net equity. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.

Management’s plan is to generate income from operations by successfully finalizing arrangements with prospective clients. We will also attempt to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

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

Revenue Recognition

We recognize revenue when an arrangement exists; delivery has occurred, including transfer of title and risk of loss for product sales, or services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collectability is reasonably assured.

Deferred Revenue

The Company received total deposits of $104,484 as September 30, 2010 from prospective customers relating to potential orders of the Company’s NANO Neutralization System and Bioforce 9000 Reactor Skid Systems.  Because these transactions have not been fully completed, these amounts have been reflected in deferred revenue on the accompanying consolidated balance sheet as of September 30, 2010.

Patents

Capitalized patent costs represent legal fees associated with procuring and filing patent applications.  We account for patents in accordance with ASC 350-30, General Intangibles Other Than Goodwill.  As of September, 30, 2010, the Company had incurred $92,284 in gross patent costs less $569 in amortization.  These costs are capitalized in the accompanying consolidated balance sheet.  We had one patent issued during the three months ended September 30, 2010, which is being amortized over an estimated useful life of 4 years.  The patent has a duration through February 27, 2029. For the three months ended September 30, 2010, amortization amounted to $569.  We are awaiting final approval and issuance of additional pending patents. Once the patents are issued, we will begin amortizing the capitalized patent costs over their estimated useful lives.

Intangible and Long-Lived Assets

In accordance with ASC 350-30, we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. Management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products under development will continue. Either of these could result in future impairment of long-lived assets.

Stock-Based Compensation

We account for our share-based compensation in accordance ASC 718-20. Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as an expense over the requisite vesting period.

Income Taxes

We account for income taxes in accordance with ASC 740-10. We recognize deferred tax assets and liabilities to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates on the date of enactment.

ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. We classify interest and penalties as a component of interest and other expenses. To date, there have been no interest or penalties assessed or paid. We measure and record uncertain tax positions by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized.

Deferred costs

Deferred costs represent costs associated with customizing specific units of our NANO Neutralization System that we plan to  lease or rent in the short term.  The direct costs incurred by the Company associated with manufacturing the products have been capitalized and reflected as deferred costs on the balance sheet.  When sales or licensing of the specific products are made, the amounts recorded as Deferred Costs will be expensed.

Results of Operations

The following is a comparison of our results of operations for the three months ended September 30, 2010 and 2009.

	For the Three Months Ended
	September 30,
	2010	2009	$ Change	% Change

General and administrative expenses	$909,131	$3,077,874	$(2,168,743)	-70.5%
Research and development expenses	241,253	62,965	178,288	283.2%
Total operating expenses	1,150,384	3,140,839	(1,990,455)	-63.4%
Loss from operations	(1,150,384)	(3,140,839)	1,990,455	-63.4%
Interest expense	(12,693)	(83,582)	70,889	-84.8%
Loss before income taxes	(1,163,077)	(3,224,421)	2,061,344	-63.9%
Income tax expense	-	-	-	0.0%
Net loss	$(1,163,077)	$(3,224,421)	2,061,344	-63.9%

Operating Expenses

Our operating expenses for the three months ended September 30, 2010 amounted to $1,150,384 compared with $3,140,839 in 2009, a decrease of $1,990,455, or 63.4%.  The decrease consisted of a decrease in general and administrative expenses in 2010 of $2,168,743, or 70.5%, offset by an increase in research and development expenses of $178,288, or 283.2%.  These components of our operating expenses increased primarily due to the following.

Our general and administrative expenses decreased by $2,168,743 for the three months ended September 30, 2010 as compared to 2009.  This decrease is primarily due to the issuance of 17,938,011 shares of common stock valued at $2,805,282 issued during the three months ended September 30, 2009 to consultants, service providers and other key personnel who contributed to the success of the Company. During the three months ended September 30, 2010, we issued 2,515,772 shares of common stock valued at $451,525 including $247,275 in G&A as payment for services and $204,250 in R&D.  We also recognized the quarterly amortization of $395,285 in restricted stock issued for services during the year ended June 30, 2010. As a result, total share-based general and administrative expenses for the three months ended September 30, 2010 amounted to $642,560. Share based compensation, therefore declined by $2,162,722 from $2,805,282 to $642,560  during the three months ended September 30, 2010.  The remaining expenses for the periods ending September 30, 2010 and 2009 consisted largely of professional fees for legal, audit, and accounting services.

Our research and development expenses increased by $178,288 for the three months ended September 30, 2010 as compared to 2009. This increase is primarily due to the issuance of common stock valued at $204,250 and issued to consultants involved in research and development.  There was no such expense in 2009.

Interest Expense

Our interest expense decreased by $70,889, or 84.8%, for the three months ended September 30, 2010 as compared to 2009.  This decrease was primarily due to $63,601 attributable to the beneficial conversion feature on convertible debt during 2009. This amount arose as we converted debt into restricted common shares at a 25% discount to the market price. There was no such charge in 2010.

Liquidity and Capital Resources

Bank Loan

On August 1, 2010 we renewed our loan from the National Bank of California through November 1, 2010 for $520,516.  The terms and conditions remain the same with monthly payments of $7,396 and an interest rate of prime plus 2.75%.  As of September 30, 2010, the outstanding balance on the loan was $511,875.  We are in the process of negotiating a renewal of the terms of this loan.

Short-Term Loans

During the three months ended September 30, 2010, we received proceeds from short-term loans from investors in the aggregate total of $279,165.  The borrowings bear no interest and are due on demand.  Management expects investors to convert these short-term loans into common stock or other financial instruments during the year ended June 30, 2011. The total outstanding balances of short-term loans amounted to $379,165 as of September 30, 2010, and are recorded as short-term loans on the accompanying consolidated balance sheet.

Common Stock

During the three months ended September 30, 2010, we issued 593,211 shares of common stock for $59,321 in cash.

Share-based Compensation

During the three months ended September 30, 2010, we issued 2,515,772 shares of common stock valued at $451,525 as payments to service providers.  In addition, we incurred $395,285 of expenses relating to the amortization of restricted stock issued during the year ended June 30, 2010.

Cash Flow

Net cash used in operating activities during the three months ended September 30, 2010 amounted to $216,911 compared to $237,632 for the same period in fiscal 2010.  During the three months ended September 30, 2010, our net loss amounted to $1,163,077, including non-cash operating expenses of $851,920 arising primarily from common stock issued for services provided.  The remaining net cash of $311,157 was used largely to pay salary and related expenses, research and development, interest expense and professional fees such as attorneys and accountants.  During the three months ended September 30, 2009, our net loss amounted to $3,224,421, including non-cash operating expenses of $2,877,595 arising primarily from common stock issued for services provided.  The remaining net cash of $346,826 was used largely to pay similar salary and professional expenses as in 2010.

Net cash used in investing activities during the three months ended September 30, 2010 amounted to $89,441 which was the result of payment for customization of systems.  During the three months ended September 30, 2009, our net cash used in investing activities amounted to $21,020 which resulted from amounts spent for the purchase of property and equipment.

Net cash provided by financing activities during the three months ended September 30, 2010 amounted to $316,611, which resulted from proceeds from the sale of common stock amounting to $59,321 and proceeds from short-term loans of $279,165, offset by the payment of short-term loans of $9,000 and payments for the bank loan of $12,875.  During the three months ended September 30, 2009, our net cash provided from financing activities amounted to $260,643 which resulted from proceeds from the sale of common stock of $289,684 offset by payments for convertible notes payable of $20,000 and payments for the bank loan of $9,041.

Commitments

Lease Agreements

On December 30, 2009 we extended our existing lease agreement for approximately 5,000 square feet of office and  warehouse space at 10019 Canoga Ave for a period of two years effective February 1, 2010.  Monthly rent under the extended lease agreement is $4,250 per month.

Future minimum lease payments under non-cancelable operating leases are as follows.

Year Ended
June 30,

2011 (remainder of)	38,250
2012	29,750
Total	$68,000

Royalty Agreements

We entered into Patent Assignment Agreements with our President and CEO, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and CEO have been assigned to the Company.  In exchange, the Company agreed to pay a royalty of 5% of future gross revenues to each of the CEO and President for future licensing, leasing, or rental revenue generated from products using the assigned technologies.  In connection with an employment agreement with a key employee, for any technologies invented by the employee, the Company shall pay a royalty of 5% of future revenues received in the first year and 3% in subsequent years from licensing, leasing, or rental revenues associated with patents assigned from the employee.  As of September 30, 2010, we have not paid any amounts related to these royalties.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for smaller reporting companies.

ITEM 4.  Controls and Disclosures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures  as defined in Rules 13a-15(b)(e) and 15d-15(b)(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in financial control over financial reporting during the first quarter of fiscal 2011 that have materially affected  or are reasonably likely to materially affect the company’s internal control over financial reporting.

Our conclusion about the effectiveness of our Internal Controls over Financial Reporting changed from “ineffective” to “effective” during the 4th quarter of fiscal 2010 as we implemented internal controls which we evaluated as working properly and effectively.  Changes to our design and operations of our controls primarily related to the increased use of outside consultants and implementation of new internal control procedures. Steps we have taken include:

a.	With the assistance of an outside consultant, we were able to design, implement, and test processes and procedures for Internal Controls over Financial Reporting.

b.	With the help of an outside consultant, we were able to raise our knowledge and expertise of GAAP to a level that is consistent with our conclusion that our internal controls are effective.

c.	We updated and implemented new internal control procedures which address our risk assessment process, entity level control evaluations, and testing of key controls over financial reporting.

d.	We continue to monitor our internal control processes and procedures on a regular basis.

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

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds

The following is a listing of unregistered security activity during the three months ended September 30, 2010.

Sales of Restricted Common Stock

On August 3, 2010, we issued 593,211 shares of common stock to Suzahnna Tepper for a total purchase price of $59,321. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances

Issuance of Restricted Common Stock for Services

On July 8, 2010, we issued 125,000 shares of common stock to RL Hartshorn, the Company’s CFO, for services provided.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On July 8, 2010, we issued 98,025 shares of common stock to Mike Psomas for accounting services.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On July 8, 2010, we issued 97,546 shares of common stock to Tomer Tal for legal services.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On July 8, 2010, we issued 10,000 shares of common stock to Irakli Gagua for consulting services.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On July 8, 2010, we issued 9,000 shares of common stock to Shannon Stokes for services provided.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On July 8, 2010, we issued 10,000 shares of common stock to Fred Ramberg for consulting services.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On August 3, 2010, we issued 250,000 shares of common stock to Undiscovered Equity, Inc. for consulting services.
The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On August 3, 2010, we issued 250,000 shares of common stock to Christopher Castaldo for consulting services.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On August 3, 2010, we issued 75,000 shares of common stock to Viktor Grichko for research and development services.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On August 3, 2010, we issued 37,500 shares of common stock to James Fuller for consulting services.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On August 3, 2010, we issued 50,000 shares of common stock to Kirk Wiggins for consulting services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On August 3, 2010, we issued 1,000,000 shares of common stock to Bioworld Technology Management for research and development services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On August 3, 2010, we issued 91,099 shares of common stock to Mike Psomas for accounting services.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On August 3, 2010, we issued 60,410 shares of common stock to Tomer Tal for legal services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On August 3, 2010, we issued 40,000 shares of common stock to Stacie Jovancevic for consulting services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On August 30, 2010, we issued 75,000 shares of common stock to Fred Ramburg for consulting services.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On September 8, 2010, we issued 156,660 shares of common stock to Tomer Tal for legal services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On September 8, 2010, we issued 80,532 shares of common stock to Mike Psomas for accounting services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

With the exception of RL Hartshorn and  Jim Fuller who are affiliates of the company, none of the aforementioned service providers are affiliates of the Company.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – (Reserved and Removed)

Item 5 – Other Information

On October 25, 2010, we received a purchase order for a 10 gallons/minute NANO Neutralization System. The purchase order requires delivery before December 9, 2010.

On October 26, 2010, we entered into a loan agreement with Desmet Ballestra North America, Inc. under which we received a loan of $75,000.  The loan bears no interest and is repayable at $25,000 per month beginning January 25, 2011.

On October 1, 2010, the Board of Directors granted 1,134,517 common shares including 661,000 shares to equity investors valued at $79,320 and 473,517 shares issued to service providers.

On November 1, 2010, the Board of Directors granted 2,422,265 common shares including 1,400,000 shares to equity investors valued at $140,000 and 1,022,265 shares issued to service providers.

Item 6 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

99.1  Nano Reactor Loan Agreement between the Company and Desmet Ballestra North America, Inc. dated October 26, 2010.

99.2  Purchase Order from AG Natural, LLC dated October 25, 2010.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ Roman Gordon	Chief Executive Officer and Director	November 12, 2010
Roman Gordon	(Principal Executive Officer) Chairman of the Board

/s/ Igor Gorodnitsky	President	November 12, 2010
Igor Gorodnitsky

/s/ R.L. Hartshorn	Chief Financial Officer	November 12, 2010
R.L. Hartshorn	(Principal Financial Officer and Accounting Officer)