Form 10-Q
period 2010-12-31
Cavitation Technologies, Inc.
filed 2011-02-11
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
Yes ☐     No ☐

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
                                                                                                                      Yes ☐     No ☒

As of February 11, 2011, the issuer had 138,681,636 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	June 30,
	2010	2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$185	$270
Prepaid expenses and other current assets	588	3,158
Total current assets	773	3,428

Property and equipment, net	60,523	69,605
Deferred costs	204,581	71,683
Patents, net	90,910	92,284
Other assets	9,500	9,500
Total assets	$366,287	$246,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$13,027	$2,747
Accounts payable	183,334	160,179
Accrued expenses	88,014	75,656
Accrued payroll	79,416	83,051
Advances	67,896	17,262
Deferred revenue	16,950	33,499
Short-term loans	287,025	109,000
Bank loan	498,760	524,750
Total current liabilities	1,234,422	1,006,144

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 111,111 shares issued and outstanding as of December 31, 2010 and June 30, 2010	111	111
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 138,154,600 (unaudited) and 130,581,562 shares are issued and outstanding as of December 31, and June 30, 2010, respectively	138,155	130,582
Additional paid-in capital	14,524,513	12,656,723
Deficit accumulated during the development stage	(15,530,914)	(13,547,060)
Total stockholders' deficit	(868,135)	(759,644)
Total liabilities and stockholders' deficit	$366,287	$246,500

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)

					January 29, 2007,
					Inception,
	For the Three Months Ended		For the Six Months Ended		Through
	December 31,		December 31,		December 31,
	2010	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$248,600	$-	$248,600	$-	$248,600
Cost of sales	36,700	-	36,700	-	36,700
Gross profit	211,900	-	211,900	-	211,900
General and administrative expenses	915,316	1,249,554	1,824,447	4,327,428	10,086,817
Research and development expenses	104,817	91,968	346,070	154,933	4,969,470
Total operating expenses	1,020,133	1,341,522	2,170,517	4,482,361	15,056,287
Loss from operations	(808,233)	(1,341,522)	(1,958,617)	(4,482,361)	(14,844,387)
Interest expense	(9,544)	(10,167)	(22,237)	(93,749)	(510,702)
Loss before income taxes	(817,777)	(1,351,689)	(1,980,854)	(4,576,110)	(15,355,089)
Income tax expense	-	-	-	-	-
Net loss	$(817,777)	$(1,351,689)	$(1,980,854)	$(4,576,110)	$(15,355,089)
Deemed dividends to preferred stockholders	(1,500)	(1,500)	(3,000)	(3,000)	(175,825)
Net loss available to common stockholders	$(819,277)	$(1,353,189)	$(1,983,854)	$(4,579,110)	$(15,530,914)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.01)	$(0.01)	(0.01)	$(0.04)

Weighted average shares outstanding:
Basic and Diluted	136,734,911	111,567,617	134,613,680	107,253,064

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

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
Statements of Changes In Stockholders' Deficit (Unaudited) (Continued)

						Deficit
						Accumulated
						During the
	Series A Preferred		Common Stock		Additional Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at June 30, 2009	111,111	$111	88,984,593	$88,985	$4,089,602	$(5,344,598)	$(1,165,900)

Common stock issued as payment for services on July 27, 2009			17,358,000	17,358	3,886,279		3,903,637
Common stock issued as payment for services on August 5, 2009			165,000	165	44,935		45,100
Common stock issued as payment for services on September 16, 2009			190,011	190	42,209		42,399
Common stock issued as payment for services on October 7, 2009			130,500	131	42,500		42,631
Common stock issued as payment for services on October 16, 2009			100,911	101	34,209		34,310
Common stock issued as payment for services on October 23, 2009			30,000	30	9,270		9,300
Common stock issued as payment for services on October 29, 2009			37,500	38	13,463		13,501
Common stock issued as payment for services on November 3, 2009			37,500	37	13,464		13,501
Common stock issued as payment for services on November 10, 2009			35,102	35	12,251		12,286
Common stock issued as payment for services on November 16, 2009			1,505,000	1,505	405,944		407,449
Common stock issued as payment for services on November 30, 2009			60,000	60	17,340		17,400
Common stock issued as payment for services on December 4, 2009			49,157	49	12,240		12,289
Common stock issued as payment for services on January 11, 2010			121,286	121	30,200		30,321
Common stock issued as payment for services on February 1, 2010			5,125,102	5,125	1,071,146		1,076,271
Common stock issued as payment for services on February 11, 2010			500,000	500	109,500		110,000
Common stock issued as payment for services on February 15, 2010			127,500	128	26,648		26,776
Common stock issued as payment for services on February 23, 2010			135,000	135	26,865		27,000
Common stock issued as payment for services on March 5, 2010			346,098	346	82,897		83,243
Common stock issued as payment for services on March 12, 2010			70,000	70	13,455		13,525
Common stock issued as payment for services on March 22, 2010			50,000	50	8,450		8,500
Common stock issued as payment for services on April 12, 2010			127,282	127	16,420		16,547
Common stock issued as payment for services on April 19, 2010			100,000	100	16,900		17,000
Common stock issued as payment for services on April 29, 2010			1,700,000	1,700	253,300		255,000
Common stock issued as payment for services on May 10, 2010			773,750	774	115,288		116,062
Common stock issued as payment for services on May 24, 2010			219,092	219	43,599		43,818
Common stock issued as payment for services on June 1, 2010			163,794	164	29,319		29,483
Common stock issued as payment for services on June 9, 2010			333,333	333	59,667		60,000
Common stock issued as payment for services on June 14, 2010			46,544	47	8,331		8,378
Common stock issued for debt and accrued interest conversion on August 7, 2009			1,122,375	1,122	189,681		190,803
Conversion feature on convertible notes payable					63,601		63,601
Common stock sold for cash on October 13, 2009			208,104	208	34,156		34,364
Common stock sold for cash on October 16, 2009			2,980,734	2,981	493,808		496,789
Common stock sold for cash on November 4, 2009			217,117	217	36,183		36,400
Common stock sold for cash on November 17, 2009			421,529	422	71,748		72,170
Common stock sold for cash on December 4, 2009			352,451	352	59,565		59,917
Common stock sold for cash on January 6, 2010			58,058	58	9,812		9,870
Common stock sold for cash on February 4, 2010			888,235	888	150,112		151,000
Common stock sold for cash on March 2, 2010			743,746	744	125,693		126,437
Common stock sold for cash on March 12, 2010			352,941	353	59,647		60,000
Common stock sold for cash on April 19, 2010			125,000	125	14,875		15,000
Common stock sold for cash on June 1, 2010			700,000	700	69,300		70,000
Common stock issued for conversion of note payable on June 1, 2010			2,789,217	2,789	276,133		278,922
Common stock sold for cash on June 24, 2010			1,000,000	1,000	99,000		100,000
Warrants issued as payment for services on July 15, 2009					13,205		13,205
Warrants issued as payment for services on February 11, 2010					131,376		131,376
Conversion feature of note payable on June 1, 2010					223,137		223,137
Dividends on preferred stock						(6,000)	(6,000)
Net loss						(8,196,462)	(8,196,462)

Balance at June 30, 2010	111,111	$111	130,581,562	$130,582	$12,656,723	$(13,547,060)	$(759,644)

Common stock issued as payment for services on July 8, 2010			349,571	350	52,086		52,436
Common stock issued as payment for services on August 3, 2010			1,854,009	1,854	350,406		352,260
Common stock issued as payment for services on August 30, 2010			75,000	75	11,175		11,250
Common stock issued as payment for services on September 8, 2010			237,192	237	35,342		35,579
Common stock issued as payment for services on October 1, 2010			473,517	474	70,554		71,028
Common stock issued as payment for services on November 1, 2010			1,020,482	1,020	131,643		132,663
Common stock issued as payment for services on November 22, 2010			100,000	100	11,900		12,000
Common stock issued as payment for services on December 7, 2010			459,056	459	50,037		50,496
Common stock sold for cash on August 3, 2010			593,211	593	58,728		59,321
Common stock sold for cash on October 1, 2010			661,000	661	78,659		79,320
Common stock sold for cash on November 1, 2010			1,400,000	1,400	142,600		144,000
Common stock sold for cash on November 22, 2010			350,000	350	41,650		42,000
Warrants issued as payment for services on November 22, 2010					46,735		46,735
Amortization of restricted stock issued for services					786,275		786,275
Dividends on preferred stock						(3,000)	(3,000)
Net loss						(1,980,854)	(1,980,854)

Balance at December 31, 2010 (unaudited)	111,111	$111	138,154,600	$138,155	$14,524,513	$(15,530,914)	$(868,135)

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			January 29, 2007,
			Inception,
	For the Six Months Ended		Through
	December 31,		December 31,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(1,980,854)	$(4,576,110)	$(15,355,089)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	10,456	7,940	40,043
Warrants issued in connection with convertible notes payable	-	-	49,245
Beneficial conversion feature on convertible notes payable	-	63,601	286,738
Common stock issued for services	1,503,987	3,763,232	10,464,131
Stock option compensation	-	-	307,512
Warrants issued for services	46,735	5,173	337,359
Effect of changes in:
Prepaid expenses and other current assets	2,570	1,989	(588)
Deposits	-	-	(9,500)
Bank overdraft	10,280	-	13,027
Accounts payable and accrued expenses	32,513	131,914	272,807
Accrued payroll	(3,635)	-	358,338
Advances	67,896	-	67,896
Deferred revenue	(33,811)	7,480	16,950
Net cash used in operating activities	(343,863)	(594,781)	(3,151,131)

Investing activities:
Purchase of property and equipment	-	(21,020)	(99,192)
Payments for systems	(132,898)	-	(204,581)
Payments for patents	-	-	(92,284)
Net cash used in investing activities	(132,898)	(21,020)	(396,057)

Financing activities:
Proceeds from (payments on) bank loan borrowings	(25,990)	(86,771)	498,760
Proceeds from sales of preferred stock	-	-	725,000
Proceeds from convertible notes payable	-	-	235,000
Payments on convertible notes payable	-	(20,000)	(55,000)
Proceeds from sale of common stock	324,641	709,510	1,856,588
Proceeds from short-term loans	187,025	18,500	296,025
Payments of short-term loans	(9,000)	-	(9,000)
Net cash provided by financing activities	476,676	621,239	3,547,373
Net increase in cash	(85)	5,438	185
Cash, beginning of period	270	5,038	-
Cash, end of period	$185	$10,476	$185

Supplemental disclosures of cash flow information:
Cash paid for interest	$22,237	$30,368	$173,219
Cash paid for income taxes	$1,600	$-	$6,728
Supplemental disclosure of non-cash investing and financing activities:
Warrants issued in connection with preferred stock	$-	$-	$155,714
Beneficial conversion feature on preferred stock	$-	$-	$11,111
Conversion of preferred to common shares in reverse merger	$-	$-	$625,000
Proceeds from sales of preferred shares used to purchase shares of Bio	$-	$-	$400,000
Conversion of note payable to common stock	$-	$-	$278,922
Accrued dividends issued to preferred stockholders	$3,000	$-	$9,000
Conversion of convertible notes payable and accrued interest to common stock	$-	$190,803	$190,803

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2010

Note 1 - Nature of Operations

Cavitation Technologies, Inc. (the “Company”) is a Nevada Corporation originally incorporated under the name Bio Energy, Inc. The Company designs and engineers environmentally friendly NANO technology based systems that have potential commercial applications in industries such as vegetable oil refining, renewable fuels, water-oil emulsions, alcoholic beverage enhancement, algae oil extraction, and crude oil yield enhancement.

We are  focused on merchandising our NANO Neutralization System – a vegetable oil refining system that employs our proprietary continuous flow-through, hydrodynamic NANO Technology in the form of our multi-stage NANO Series of reactors.  The principal global market for our systems includes major refiners who process vegetable oils including soybean, canola and rapeseed.  The finished product is used for human consumption as well as animal feed.  During the three months ended December 31, 2010, we recorded revenue of $248,600. Our cumulative loss since inception on January 29, 2007 is $15,355,089, including $10,464,131 in common stock issued for services.  Cumulative net cash used in operating activities of $3,151,131 was funded largely with $2,816,588, in equity issuances, including proceeds of $725,000 from the sale of preferred stock and $235,000 from convertible debt, and $498,760 in a bank loan. Our investment in research and development since inception on January 29, 2007 through December 31, 2010 is $4,969,470, consisting of $2,737,662 paid in cash and $2,231,808 paid in restricted stock primarily to service providers.  We have four full-time employees and no part-time employees.

Note 2 – Basis of Presentation and Going Concern

Management’s Plan Regarding Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  The Company has no significant operating history and, from January 29, 2007, (inception), through December 31, 2010, generated a net loss of $15,355,089.  The Company also has negative cash flow from operations and negative net equity.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Presentation

We have prepared the accompanying consolidated unaudited financial statements of the Company in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three months ended December 31, 2010 are not indicative of the results that may be expected for the fiscal year ending June 30, 2011.  You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2010.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cavitation Technologies, Inc. and its wholly owned subsidiary Hydrodynamic Technology, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Fair Value Measurement

FASB Accounting Standards Codification (“ASC”) 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2010, the carrying value of certain accounts such as deferred costs, accounts payable, accrued expenses, accrued payroll and short-term loans approximates fair value due to the short-term nature of such instruments.

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

Revenue Recognition

The Company recognizes revenue when an arrangement exists, delivery has occurred, including transfer of title and risk of loss for product sales, or services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collectability is reasonably assured.

Deferred Revenue

The Company received total deposits of $16,950 as of December 31, 2010 relating to fabrication of the Company’s NANO Neutralization Systems.  Because these transactions have not yet been fully completed, these amounts have been reflected in deferred revenue on the accompanying consolidated balance sheet as of December 31, 2010.

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

Stock-Based Compensation

The Company accounts for its share-based compensation in accordance ASC 718-20, Share-Based Payment.  Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite vesting period.  There were no stock options granted during the six months ended December 31, 2010 or 2009.  Warrants granted during the six months ended December 31, 2010 and 2009 were valued using the following assumptions.

	Six	Six
	Months Ended	Months Ended
	December 31,	December 31,
	2010	2009

Expected life in years	3.0	3.0
Stock price volatility	132.1%	64.0%
Risk free interest rate	0.72%	1.60%
Expected dividends	None	None
Forfeiture rate	0%	0%

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

Advertising and Promotion Costs

Advertising costs (including marketing expenses) incurred in the normal course of operations are expensed as incurred.  Advertising expenses amounted to $12,281, $11,291 and $151,584 for the six months ended December 31, 2010 and 2009, and the period from January 29, 2007 (date of inception) through December 31, 2010, respectively.  Advertising expenses amounted to $8,178 and $8,556 for the three months ended December 31, 2010 and 2009, respectively.

Research and Development Costs

Research and development expenses relate primarily to the development, design, and testing of preproduction prototypes and models and are expensed as incurred.

Patents

Capitalized patent costs represent legal fees associated with procuring and filing patent applications.  The Company accounts for patents in accordance with ASC 350-30, General Intangibles Other Than Goodwill.  As of December 31, 2010, the Company had incurred $92,284 in gross patent costs which are capitalized in the accompanying consolidated balance sheet.  The Company had one patent issued during the six months ended December 31, 2010 which is being amortized over an estimated useful life of 4 years.  The patent has a duration through February 27, 2029.  For the three and six months ended December 31, 2010, amortization amounted to $806 and $1,375, respectively.  The Company is awaiting final approval and issuance of additional pending patents.  Once the patents are issued, the Company will begin amortizing the capitalized patent costs over their estimated useful lives.

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

Deferred costs

Deferred costs represent costs associated with customizing specific units of the Company’s NANO Neutralization System and Reactor Skid products that it plans on licensing.  The direct costs incurred by the Company associated with manufacturing the products have been capitalized and reflected as Deferred Costs.  When sales or licensing of the specific products are made, the amounts recorded as deferred costs will be expensed as cost of sales.

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

On December 31, 2010, the Company had 1,810,957 stock options and 13,145,618 warrants outstanding to purchase common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive.  In addition, the Company had 111,111 shares of Series A Preferred Stock outstanding which are convertible into approximately 333,333 shares of common stock.  These items were also not included in the calculation of diluted net loss per common share because their effect would be anti-dilutive.

Note 5 - Property and Equipment

Property and equipment consisted of the following as of December 31, 2010 (unaudited) and June 30, 2010.

	December 31,	June 30,
	2010	2010
	(Unaudited)

Leasehold improvement	$2,475	$2,475
Furniture	26,837	26,837
Office equipment	1,500	1,500
Equipment	68,380	68,380

	99,192	99,192

Less: accumulated depreciation and amortization	(38,669)	(29,587)

	$60,523	$69,605

Depreciation expense amounted to $9,082, $7,940 and $38,669 for the six months ended December 31, 2010 and 2009, and the period from January 29, 2007 (date of inception) through December 31, 2010, respectively.  Depreciation expense amounted to $4,541 and $4,401 for the three months ended December 31, 2010 and 2009, respectively.

Note 6 -Bank Loan

On August 1, 2010 the Company renewed its loan with National Bank of California until November 1, 2010.  The amount outstanding at the time of renewal was $520,516.  The terms and conditions remain the same with monthly payments of $7,396 and an interest rate of prime plus 2.75%.  On November 1, 2010, the loan was extended until November 1, 2011 with 11 regular monthly payment of $6,000 and a final payment of $474,171  The interest rate floor was increased from 7.0% to 7.5%. As of December 31, 2010, the outstanding balance on the loan was $498,760.

Note 7 – Short-Term Loans

In January 2010, the Company borrowed $9,000 from a shareholder as a short-term loan.  The borrowing bears no interest and is due on demand.  As of June 30, 2010, the total outstanding amount related to this short-term loan amounted to $9,000.  On July 6, 2010, the outstanding short-term loan amount of $9,000 was repaid.

On October 26, 2010, the Company entered into a loan agreement with Desmet Ballestra North America, Inc. under which the Company borrowed $75,000.  The loan bears no interest and is repayable at $25,000 per month beginning January 25, 2011.

As of December 31, 2010, the Company had short-term loans from shareholders in the amount of $212,025.  The borrowings bear no interest and are due on demand.  Management expects the shareholders to convert these short-term loans into common stock or another financial instrument during the year ending June 30, 2011.

The total outstanding balances of the above loans amounted to $287,025 as of December 31, 2010, and are recorded as short-term loans on the accompanying consolidated balance sheet.

Note 8 – Stockholders’ Deficit

Common Stock

On July 8, 2010, the Company issued an aggregate total of 349,571 shares of restricted common stock with an aggregate fair value of $52,436 for the payment of services rendered.

On August 3, 2010, the Company issued an aggregate total of 1,854,009 shares of restricted common stock with an aggregate fair value of $352,260 for the payment of services rendered.

On August 3, 2010, the Company sold an aggregate total of 593,211 shares of restricted common stock for proceeds of $59,321.

On August 30, 2010, the Company issued an aggregate total of 75,000 shares of restricted common stock with an aggregate fair value of $11,250 for the payment of services rendered.

On September 8, 2010, the Company issued an aggregate total of 237,192 shares of restricted common stock with an aggregate fair value of $35,579 for the payment of services rendered.

On October 1, 2010, the Company issued an aggregate total of 473,517 shares of restricted common stock with an aggregate fair value of $71,028 for the payment of services rendered.

On October 1, 2010, the Company sold an aggregate total of 661,000 shares of restricted common stock for proceeds of $79,320.

On November 1, 2010, the Company issued an aggregate total of 1,020,482 shares of restricted common stock with an aggregate fair value of $132,663 for payment of services rendered.

On November 1, 2010, the Company sold an aggregate total of 1,400,000 shares of restricted common stock for proceeds of $144,000.

On November 22, 2010, the Company issued an aggregate total of 100,000 shares of restricted common stock with an aggregate fair value of $12,000 for payment of services rendered.

On November 22, 2010, the Company sold an aggregate total of 350,000 shares of restricted common stock for proceeds of $42,000.

On December 7, 2010, the Company issued an aggregate total of 459,056 shares of restricted common stock with an aggregate fair value of $50,496 for payment of services rendered.

Preferred Stock

The Company has 5,000,000 shares of Series A Preferred Stock authorized and 111,111 shares outstanding.  Series A Preferred Stock is convertible into common stock at a rate of 3 shares of common stock per share of each Series A Preferred Stock held at any time at the option of the preferred shareholders.  In the event of any liquidation, dissolution or winding up of the Company, the holders of Series A Preferred will have liquidation preferences prior to distributions made to any other class of stockholder.  The Series A Preferred Stock is not redeemable.  On the third anniversary date of the issuance of the preferred shares, any Series A Preferred shares outstanding are automatically converted into common stock, at a conversion rate of 3 shares for common to 1 share of Series A Preferred Stock.

The holders of the Series A Preferred Stock are entitled to receive out of any funds legally available dividends at the rate of 6% per annum payable on September 30 and March 30. Dividends shall accrue and be cumulative whether or not they have been declared. Dividends may be paid in cash or through the issuance of additional shares of Series A Preferred Stock at the Company’s option.  As of December 31, 2010, cumulative dividends amounted to $9,000.  As of December 31, 2010, none of the cumulative dividends were paid and are recorded in accrued expenses on the accompanying consolidated balance sheet.

The Company has authorized 5,000,000 shares of Preferred Stock as Series B Preferred Stock.  The Board of Directors can establish the rights, preferences and privileges of the Series B Preferred Stock.  There are no shares of Series B Preferred Stock outstanding.

Stock Options
A summary of the stock option activity for the six months ended December 31, 2010 is presented below.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at June 30, 2010	1,987,612	$0.56	6.16
Granted	-	-
Forfeited	(176,655)	0.67
Outstanding at December 31, 2010 (unaudited)	1,810,957	0.55	6.23

Vested and expected to vest
at December 31, 2010 (unaudited)	1,810,957	0.55	6.23

Exercisable at December 31, 2010 (unaudited)	1,810,957	0.55	6.23

The following table summarizes information about outstanding stock options as of December 31, 2010.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.33	637,297	6.06	$0.33	637,297	$0.33
0.67	1,173,660	6.71	0.67	1,173,660	0.67
	1,810,957			1,810,957

Warrants

A summary of the warrant activity for the six months ended December 31, 2010 is presented below.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at June 30, 2010	12,545,618	$0.42	2.66
Granted	600,000	0.25
Exercised	-	-
Outstanding at December 31, 2010 (unaudited)	13,145,618	0.42	2.19

Vested and expected to vest
at December 31, 2010 (unaudited)	13,145,618	0.42	2.19

Exercisable at December 31, 2010 (unaudited)	13,145,618	0.42	2.19

The following table summarizes information about outstanding warrants as of December 31, 2010.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.20 - 0.37	2,939,374	2.27	$0.29	2,939,374	$0.29
0.42 - 0.58	10,206,244	2.16	0.45	10,206,244	0.45
	13,145,618			13,145,618

Note 9 - Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 270, Interim Financial Reporting, the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter based upon the mix and timing of actual earnings versus annual projections. The Company has estimated its annual effective tax rate to be zero. This is based on an expectation that the Company will generate net operating losses in the year ending June 30, 2011, and it is not more likely than not that those losses will be recovered using future taxable income. Therefore, no provision for income tax or tax liability has been recorded as of and for the period ended December 31, 2010.

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

Total rent expense was $25,500, $30,235, and $226,183 for the six months ended December 31, 2010 and 2009, and for the period from January 29, 2007 (date of inception) through December 31, 2010, respectively.  Total rent expense was $12,750 and $15,118 for the three months ended December 31, 2010 and 2009, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows.

Year Ended
June 30,

2011 (remainder of)	25,500
2012	29,750
Total	$55,250

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with our President and CEO where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and CEO have been assigned to the Company.  In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of the CEO and President for licensing, leasing, or rental revenue generated from products using the assigned technologies. These were subsequently assigned to Cavitation Technologies on May 13, 2010.

On April 30, 2008, our wholly owned subsidiary entered into an employment agreement with Varvara Grichko, a member of the Board of Directors.  For any technologies invented by Ms. Grichko, the Company shall pay a royalty of 5% of revenues received in the first year and 3% in subsequent years from licensing, leasing, or rental revenues associated with patents assigned from the employee.

During the three months ended December 31, 2010, we incurred royalty expenses relating to these agreements.  As of December 31, 2010, we had not paid any amounts related to these royalties, and the amounts are reflected in accrued expenses on the accompanying balance sheet.

Licensing Agreement

On November 15, 2010 we signed a Technology License, Marketing &Collaboration Agreement with N.V. Desmet Ballestra Group S.A. (“Desmet”).  The agreement gives Desmet the exclusive worldwide license to market the CTI Nano Reactor System (“CTI System”) in the field of vegetable oil processing (the “Licensed Field”). Under this Agreement, Desmet is responsible for the marketing of the CTI System to end users in the Licensed Field, as well as the construction, installation and maintenance of the system.  In consideration for services rendered, we  agreed to pay Desmet a fee.  We intend to generate revenues from the licensing of systems.  This agreement supersedes a previous agreement between the parties signed January 15, 2010.

As of December 31, 2010, the Company received advances of $67,896 from Desmet to assist with funding the production of specific CTI Systems.  The Company has agreed to pay these amounts back at the time the systems are sold or licensed.  These amounts are reflected as Advances on the accompanying consolidated balance sheets as of December 31, 2010 and June 30, 2010.

Note 11 – Subsequent Events

On January 10, 2011, we issued 110,000 restricted shares of common stock to Anita McCormick for a total purchase price of $12,100.

On January 10, 2010, we issued 31,836 shares of common stock to Michael Psomas for accounting services.

On January 10, 2010, we issued 76,080 shares of common stock to Tomer Tal for legal services.

On January 10, 2011, we issued 9,000 shares of common stock to Shannon Stokes for administrative services.

On February 1, 2011, we issued convertible promissory notes in an amount equal to $61,212 to the Tripod Group, LLC.  The notes bear interest rate of 6% per annum and have a maturity of one year or less.  The holder of the notes may elect to convert the outstanding principal and accrued interest into shares of our common stock at a conversion price equal to 65% of the lowest closing bid price of any of the four trading days prior to the conversion.

On Feb 8, 2011 the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. under which Asher Enterprises, Inc. purchased a convertible promissory note in the amount of $42,500. The convertible promissory note bears interest at a rate of 8% p.a. and matures on Nov 10, 2011. The holder of the note may elect to convert principal and accrued interest into shares of common stock at a conversion price equal to 58% of the average lowest closing bid prices of the Company’s common stock for 3 of any 10 trading days prior to conversion.

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

Overview

We design and engineer NANO technology based systems that are designed to serve large, growing, global markets such as vegetable oil refining, renewable fuels, alcoholic beverage enhancement, algae oil extraction, water-oil emulsions and crude oil yield enhancement.  During the three months ended December 31, 2010, we recorded revenue of $248,600.  Our cumulative loss since inception on January 29, 2007 is $15,355,089, including $10,464,131 in common stock issued for services.  Cumulative net cash used in operating activities of $3,151,131 was funded largely with $2,816,588 in proceeds from equity sales, including proceeds of $725,000 from the sale of preferred stock and $235,000 from convertible debt, and $498,760 in a bank loan. Our investment in research and development since inception on January 29, 2007 through December 31, 2010 is $4,969,470, consisting of $2,737,662 paid in cash and $2,231,808 paid in restricted stock primarily to service providers.  We have four full-time employees and no part-time employees.

The company is focused on merchandising our NANO Neutralization System – a vegetable oil refining  system that employs our proprietary continuous flow-through, hydrodynamic NANO Technology in the form of our multi-stage NANO Series of reactors. The principal market for our systems includes global refiners who process vegetable oils including soybean, canola and rapeseed.  The finished product is used for human consumption as well as animal feed. To date, we have licensed one system and recorded nominal revenue.

Management’s Plan

We are a development stage entity engaged in merchandising our NANO Neutralization System which is designed to help refine vegetable oils such as soybean, canola, and rapeseed.  Our near term goal is to successfully merchandise our systems. We have no significant operating history and, from January 29, 2007, (inception), through December 31, 2010, generated a net loss of $15,355,089.  We also have negative cash flow from operations and negative net equity. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.

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

Deferred Revenue

The Company received total deposits of $16,950 as of December 31, 2010 relating to fabrication of the Company’s NANO Neutralization Systems.  Because these transactions have not yet been fully completed, these amounts have been reflected in deferred revenue on the accompanying consolidated balance sheet as of December 31, 2010.

Patents

Capitalized patent costs represent legal fees associated with procuring and filing patent applications.  The Company accounts for patents in accordance with ASC 350-30, General Intangibles Other Than Goodwill.  As of December 31, 2010, the Company had incurred $92,284 in gross patent costs which are capitalized in the accompanying consolidated balance sheet.  The Company had one patent issued during the six months ended December 31, 2010 which is being amortized over an estimated useful life of 4 years.  The patent has a duration through February 27, 2029. For the three and six months ended December 31, 2010, amortization amounted to $806 and $1,375, respectively. In addition to one approved patent, we have 10 pending United States patents and 10 pending international patent applications filed under the Patent Corporation Treaty.  The Company is awaiting final approval and issuance of these additional pending patents.  Once the patents are issued, the Company will begin amortizing the capitalized patent costs over their estimated useful lives. CTi also received the “CE Marking” certification which allows us to market our systems in the European Union. We plan to continue to file for new and improved patents on a regular basis.

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

Deferred costs

Deferred costs represent costs associated with units of our NANO Neutralization System that we plan to  lease or rent.  The direct costs incurred by the Company associated with manufacturing the products have been capitalized and reflected as deferred costs on the balance sheet.  When sales or licensing of the specific products are made, the amounts recorded as deferred costs will be expensed as cost of sales.

Results of Operations for the Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009

The following is a comparison of our results of operations for the three months ended December 31, 2010 and 2009.

	For the Three Months Ended
	December 31,
	2010	2009	$ Change	% Change
	(Unaudited)	(Unaudited)

Revenue	$248,600	$-	$248,600	100.0%
Cost of sales	36,700	-	36,700	100.0%
Gross profit	211,900	-	211,900	100.0%
General and administrative expenses	915,316	1,249,554	(334,238)	-26.7%
Research and development expenses	104,817	91,968	12,849	14.0%
Total operating expenses	1,020,133	1,341,522	(321,389)	-24.0%
Loss from operations	(808,233)	(1,341,522)	533,289	-39.8%
Interest expense	(9,544)	(10,167)	623	-6.1%
Loss before income taxes	(817,777)	(1,351,689)	533,912	-39.5%
Income tax expense	-	-	-	0.0%
Net loss	$(817,777)	$(1,351,689)	533,912	-39.5%

Revenue

During the three months ended December 31, 2010, our revenue consisted primarily of a sale that we completed in December 2010 with a customer located in North Carolina for a 10 gallons/minute NANO Neutralization System for $187,600.

In addition, we also recognized revenue of $35,000 associated with the rental of a NANO Neutralization System. From May through November 2010, we received monthly rental payments of $5,000 from a commercial vegetable oil refining plant located in South Carolina.  These payments were received as compensation for use of our NANO Neutralization System.  This facility was sold in mid December 2010 and will be used for purposes other than soybean oil refining.  As a result, we will receive no further monthly rental payments from this facility.  The equipment has been returned to us and we expect to use it in another facility.

We also recognized $26,000 in revenue associated with the sale of a Bioforce 9000 Reactor Skid System.

We had no revenue during the three months ended December 31, 2009.

Cost of Sales

During the three months ended December 31, 2010, our cost of sales amounted to $36,700 which was the result of the revenue transactions described above.  We had no cost of sales during the three months ended December 31, 2009, as we had no sales during that period.  One of the units sold in 2010 was a prototype, and as a result much of the associated cost was expensed in a prior year.  As a result, we  do not expect our gross profit percentage to be as high on future sales.

Operating Expenses

Our operating expenses for the three months ended December 31, 2010 amounted to $1,020,133 compared with $1,341,522 in 2009, a decrease of $321,389, or 24.0%.  The decrease consisted of a decrease in general and administrative expenses in 2010 of $334,238, or 26.7%, offset by an increase in research and development expenses of $12,849, or 14.0%.  These components of our operating expenses increased primarily due to the following.

Our general and administrative expenses decreased by $334,238 for the three months ended December 31, 2010 as compared to 2009.  This decrease is primarily due to a decrease in our expenses related to the issuance of share-based compensation as payment for services.  During the three months ended December 31, 2009, we issued 1,985,670 shares of common stock valued at $562,667 to consultants, service providers and other key personnel who contributed to the success of the Company.  During the three months ended December 31, 2010, we issued 2,053,055 shares of common stock valued at $266,187, including $185,837 in general and administrative expenses and $80,350 in research and development expenses.  We also issued 600,000 warrants as payment for services during the three months ended December 31, 2010 resulting in $46,734 in general and administrative expenses.  As a result, our total general and administrative expenses relating to share-based compensation decreased by $330,096.  The primary reason for this decrease is due to the decrease in the value of our common stock in 2010 as compared to 2009.  During the three months ended December 31, 2010, our common stock had an average value per share of approximately $0.13 per share, as compared with an average value per share of approximately $0.29 during the three months ended December 31, 2009.  The remaining expenses for the three months ending December 31, 2010 and 2009 consisted mostly of compensation expense and professional fees for legal, audit, and accounting services which remained fairly consistent between the periods.

Our research and development expenses increased by $12,849 for the three months ended December 31, 2010 as compared to 2009. This increase is primarily due to the issuance of common stock valued at $80,350 and issued to consultants that were added in 2010 involved in research and development.  There was no such expense in 2009.  The increase was offset by a general decrease in research and development spending in 2010 due to cash flow constraints.

Interest Expense

Our interest expense decreased by $623, or 6.1%, for the three months ended December 31, 2010 as compared to 2009.  This decrease was primarily due to a decrease in the outstanding balance of the loan in 2010.

Results of Operations for the Six Months Ended December 31, 2010 Compared to the Six Months Ended December 31, 2009

The following is a comparison of our results of operations for the six months ended December 31, 2010 and 2009.

	For the Six Months Ended
	December 31,
	2010	2009	$ Change	% Change
	(Unaudited)	(Unaudited)

Revenue	$248,600	$-	$248,600	100.0%
Cost of sales	36,700	-	36,700	100.0%
Gross profit	211,900	-	211,900	100.0%
General and administrative expenses	1,824,447	4,327,428	(2,502,981)	-57.8%
Research and development expenses	346,070	154,933	191,137	123.4%
Total operating expenses	2,170,517	4,482,361	(2,311,844)	-51.6%
Loss from operations	(1,958,617)	(4,482,361)	2,523,744	-56.3%
Interest expense	(22,237)	(93,749)	71,512	-76.3%
Loss before income taxes	(1,980,854)	(4,576,110)	2,595,256	-56.7%
Income tax expense	-	-	-	0.0%
Net loss	$(1,980,854)	$(4,576,110)	2,595,256	-56.7%

Revenue

During the six months ended December 31, 2010, our revenue consisted primarily of a sale that we completed in December 2010 with a customer located in North Carolina for a 10 gallons/minute NANO Neutralization System for $187,600.  In addition, we recognized revenue amounting to $35,000 associated with the rental of a NANO Neutralization System, as well as $26,000 associated with the sale of a Bioforce 9000 Reactor Skid System.  We had no revenue during the six months ended December 31, 2009.

Cost of Sales

During the six months ended December 31, 2010, our cost of sales amounted to $36,700 which was the result of the revenue transactions described above.  We had no cost of sales during the six months ended December 31, 2009, as we had no sales during that period. One of the units sold in 2010 was a prototype, and as a result much of the associated cost was expensed in a prior year.  As a result, we go not expect our gross profit percentage to be as high on future sales.

Operating Expenses

Our operating expenses for the six months ended December 31, 2010 amounted to $2,170,517 compared with $4,482,361 in 2009, a decrease of $2,311,844 or 51.6%.  The decrease consisted of a decrease in general and administrative expenses in 2010 of $2,502,981, or 57.8%, offset by an increase in research and development expenses of $191,137, or 123.4%.  These components of our operating expenses increased primarily due to the following.

Our general and administrative expenses decreased by $2,502,981 for the six months ended December 31, 2010 as compared to 2009.  This decrease is primarily due to a decrease in share-based compensation during the six months ended December 31, 2010.  During the six months ended December 31, 2009, our total share-based compensation recorded as general and administrative expenses amounted to $3,768,405 which consisted of $3,763,232 relating to the issuance of 19,698,681 shares of common stock to consultants, service providers and other key personnel who contributed to the success of the Company, as well as $5,173 relating to the issuance of warrants as payment for services.  The increased number of shares issued for services was due primarily to bonuses in July 2009 to kep employees and consultants.  During the six months ended December 31, 2010, we issued 4,568,827 shares of common stock as payment for services valued at $717,712, including $433,112 in general and administrative expenses and $284,600 in research and development.  During the six months ended December 31, 2010, we also recognized amortization of $786,275 in restricted stock issued for services during the year ended June 30, 2010, as well as $46,734 in expenses relating to warrants issued as payment for services.  As a result, total share-based general and administrative expenses for the six months ended December 31, 2010 amounted to $1,266,121.  Share based compensation, therefore declined by $2,502,284 during the six months ended December 31, 2010.  The remaining expenses for the six months ending December 31, 2010 and 2009 consisted largely of salaries, professional fees for legal, audit, and accounting services, and remained fairly consistent between the periods.

Our research and development expenses increased by $191,137 for the six months ended December 31, 2010 as compared to 2009. This increase is primarily due to the issuance of common stock valued at $284,600 and issued to consultants that were added in 2010 involved in research and development.  There was no such expense in 2009.  The increase was offset by a general decrease in research and development spending in 2010 due to cash flow constraints.

Interest Expense

Our interest expense decreased by $71,512, or 76.3%, for the six months ended December 31, 2010 as compared to 2009.  This decrease was primarily due to $63,601 attributable to the beneficial conversion feature on convertible debt during 2009. This amount arose as we converted debt into restricted common shares at a 25% discount to the market price. There was no such charge in 2010.  The remaining decrease was due primarily to a decrease in the outstanding loan balance in 2010.

Liquidity and Capital Resources

Bank Loan

On August 1, 2010 we renewed our loan from the National Bank of California through November 1, 2010 for $520,516.  The terms and conditions remain the same with monthly payments of $7,396 and an interest rate of prime plus 2.75%.  On August 1, 2010, we renewed the loan until November 1, 2010.  The amount outstanding at the time of renewal was $520,516.  The terms and conditions remain the same with monthly payments of $7,396 and an interest rate of prime plus 2.75%. On November 1, 2010, the loan was extended until November 1, 2011 with 11 regular monthly payments of $6,000 and a final payment of $474,171.  The interest rate floor was increased from 7.0% to 7.5%. As of December 31, 2010, the outstanding balance on the loan was $498,760.

Short-Term Loans

As of December 31, 2010, we had outstanding short-term loans from shareholders in the amount of $212,025.  The borrowings bear no interest and are due on demand.  We expect the shareholders to convert these short-term loans into common stock or another financial instrument during the year ending June 30, 2011.

On October 26, 2010, we entered into a loan agreement with Desmet Ballestra North America, Inc. under which the Company borrowed $75,000.  The loan bears no interest and is repayable at $25,000 per month beginning January 25, 2011.  This agreement was restructured on January 21, 2011 extending the due date on the initial payment to March 31, 2011.

Common Stock

During the six months ended December 31, 2010, we issued 3,004,211 shares of common stock for $324,641 in cash.

Share-based Compensation

During the six months ended December 31, 2010, we issued 4,568,827 shares of common stock valued at $717,712 as payments to service providers.  In addition, we incurred $786,275 of expenses relating to the amortization of restricted stock issued during the year ended June 30, 2010.  We also issued warrants as payment for services during the six months ending December 31, 2010, resulting in $46,735 in expenses.

Cash Flow

Net cash used in operating activities during the six months ended December 31, 2010 amounted to $343,863 compared to $594,781 for the same period in 2009.  During the six months ended December 31, 2010, our net loss amounted to $1,980,854, including non-cash operating expenses of $1,561,178 arising primarily from common stock issued for services provided.  The remaining net cash of $419,676 was used largely to pay salary and related expenses, research and development, interest expense and professional fees such as attorneys and accountants.  During the six months ended December 31, 2009, our net loss amounted to $4,576,110, including non-cash operating expenses of $3,839,946 arising primarily from common stock issued for services provided.  The remaining net cash of $736,164 was used largely to pay similar salary and professional expenses as in 2010.

Net cash used in investing activities during the six months ended December 31, 2010 amounted to $132,898 which was the result of payment for customization of systems.  During the six months ended December 31, 2009, our net cash used in investing activities amounted to $21,020 which resulted from amounts spent for the purchase of property and equipment.

Net cash provided by financing activities during the six months ended December 31, 2010 amounted to $476,676, which resulted from proceeds from the sale of common stock amounting to $324,641 and proceeds from short-term loans of $187,025, offset by the payment of short-term loans of $9,000 and payments for the bank loan of $25,990.  During the six months ended December 31, 2009, our net cash provided from financing activities amounted to $621,239 which resulted from proceeds from the sale of common stock of $709,510 offset by payments for convertible notes payable of $20,000 and payments for the bank loan of $86,771.

Commitments

Lease Agreements

On December 30, 2009, we extended our existing lease agreement for approximately 5,000 square feet of office and warehouse space at 10019 Canoga Ave for a period of two years effective February 1, 2010.  Monthly rent under the extended lease agreement is $4,250 per month.

Future minimum lease payments under non-cancelable operating leases are as follows.

Year Ended
June 30,

2011 (remainder of)	25,500
2012	29,750
Total	$55,250

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with our President and CEO where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and CEO have been assigned to the Company.  In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of the CEO and President for licensing, leasing, or rental revenue generated from products using the assigned technologies. These were subsequently assigned to Cavitation Technologies on May 13, 2010.

On April 30, 2008, our wholly owned subsidiary  entered into an employment agreement with Varvara Grichko, a member of the Board of Directors.  For any technologies invented by Ms. Grichko, the Company shall pay a royalty of 5% of revenues received in the first year and 3% in subsequent years from licensing, leasing, or rental revenues associated with patents assigned from the employee.

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

Changes in Internal Control Over Financial Reporting

In accordance with the requirements of Rule 13a-15(d) of the Securities Exchange Act of 1934, there were no changes in internal  control over financial reporting during the second quarter of fiscal 2011 that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

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

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds

Since our previous disclosure in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, the following is a listing of unregistered security activity during the quarter ended December 31, 2010.

Sales of Restricted Common Stock

On October 1, 2010, we issued 100,000 shares of common stock to Charles Collier for a total purchase price of $12,000. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned purchaser.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On October 1, 2010, we issued 42,000 shares of common stock to Richard Burns for a total purchase price of $5,040.  These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned purchaser.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On October 1, 2010, we issued 84,000 shares of common stock to Nathanial D. Conrad for a total purchase price of $10,080.  These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned purchaser.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On October 1, 2010, we issued 84,000 shares of common stock to Constance Troncale for a total purchase price of $10,080.  These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned purchaser.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On October 1, 2010, we issued 16,000 shares of common stock to Nick Pomeranz for a total purchase price of $1,920. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned purchaser.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On October 1, 2010, we issued 126,000 shares of common stock to Gerald Healy for a total purchase price of $15,120. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned purchaser.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On October 1, 2010, we issued 125,000 shares of common stock to David P. Conrad for a total purchase price of $15,000. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned purchaser.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On October 1, 2010, we issued 84,000 shares of common stock to Philip L. Terry for a total purchase price of $10,080. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned purchaser.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On November 1, 2010, we issued 100,000 shares of common stock to Kathleen Elliott for a total purchase price of $12,000. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned purchaser.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On November 1, 2010, we issued 100,000 shares of common stock to Patricia Morales for a total purchase price of $12,000. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned purchaser.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On November 1, 2010, we issued 1,000,000 shares of common stock to West Pointe Partners, LTD for a total purchase price of $100,000. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned purchaser.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On November 1, 2010, we issued 100,000 shares of common stock to Anna Mosk for a total purchase price of $10,000. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned purchaser.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On November 1, 2010, we issued 100,000 shares of common stock to Suzahnna Tepper for  a total purchase price of $10,000. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned purchaser.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On November 22, 2010, we issued 100,000 shares of common stock to Janice Tamoto for a total purchase price of $12,000. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned purchaser.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On November 22, 2010, we issued 150,000 shares of common stock to Rose De Santos for a total purchase price of $18,000. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned purchaser.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

Issuance of Restricted Common Stock for Services

On October 1, 2010, we issued 101,370 shares of common stock to Michael Psomas for accounting services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On October 1, 2010, we issued 78,147 shares of common stock to Tomer Tal for legal services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On October 1, 2010, we issued 250,000 shares of common stock to RL Hartshorn for CFO services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On October 1, 2010, we issued 9,000 shares of common stock to Shannon Stokes for office services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On October 1, 2010, we issued 35,000 shares of common stock to Varvara Grichko for research and development services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On November 1, 2010, we issued 88,800 shares of common stock to Michael Psomas for accounting services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On November 1, 2010, we issued 116,954 shares of common stock to Tomer Tal for legal services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On November 1, 2010, we issued 47,728 shares of common stock to Kelly Lowry & Kelley, LLP for legal  services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On November 1, 2010, we issued 150,000 shares of common stock to James Hurley for legal services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On November 1, 2010, we issued 500,000 to AM-PM Appliance Service for research and development services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On November 1, 2010, we issued 30,000 shares of common stock to Irakli Gagua for IT services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On November 1, 2010, we issued 37,500 shares of common stock to James Fuller for board of director services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On November 1, 2010, we issued 50,000 shares of common stock to Kirk Wiggins for marketing and sales services.  These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On November 22, 2010, we issued 75,000 shares of common stock to Viktor Grichko for research and development services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On November 22, 2010, we issued 25,000 shares of common stock to Strategic IR, LTD for investor relation services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On December 7, 2010, we issued 55,062 shares of common stock to Michael Psomas for accounting services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On December 7, 2010, we issued 170,107 shares of common stock to Tomer Tal for legal  services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On December 7, 2010, we issued 10,000 shares of common stock to Varvara Grichko for research and development services.  These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On December 7, 2010, we issued 226,887 shares of common stock to Snapshot, LTD for investor relation services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

With the exception of RL Hartshorn, Varvara Grichko, and James Fuller who are affiliates of the company, none of the aforementioned service providers are affiliates of the Company.

Issuance of Warrants

On November 22, 2010, we issued Pinnacle Financial Group warrants to purchase 600,000 shares of common stock at an exercise price of $0.25 for investor relation services.  The warrants are fully vested as of the issuance date and can be exercised at any time through November 22, 2013.

We have granted the above securities in reliance on Section 4(2) of the Securities Act of 1933, as amended. These warrants were not offered via general solicitation to the public but solely to the aforementioned service provider.  No sales commissions or other remuneration was paid in connection with these issuances.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – (Reserved and Removed)

Item 5 – Other Information

None

Item 6 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated by reference.

Incorporated by Reference
Filed
Exhibit	Exhibit Description	Herewith	Form	Pd. Ending	Exhibit	Filing Date

3(i)(a)	Articles of Incorporation - original name of Bioenergy, Inc.		SB-2	N/A	3.1	Oct. 19, 2006
3(i)(b)	Articles of Incorporation - Amended and Restated		10-Q	Dec. 31, 2008	3-1	February 17, 2009
3(i)( c )	Articles of Incorporation - Amended and Restated		10-Q	June 30 2009	3-1	May 14, 2009
3(i)(d)	Articles of Incorporation - Amended; increase in authorized shares		8K	N/A	N/A	October 29, 2009
3(i)(e)	Articles of Incorporation - Certificate of Amendment; forward split		10Q	30-Sep-09	3-1	November 16, 2009

3(ii)(a)	By-laws - originally Bioenergy, Inc.		SB-2	N/A	3.2	Oct. 19, 2006

10.1	Licensing agreement	X
10.2	CFO agreement	X
10.3	Employment Agreement	X
10.4	Employment Agreement	X
10.5	Assignment of Patent Assignment Agreement		8K	N/A	10.3	May 18, 2010
10.6	Assignment of Patent Assignment Agreement		8K	N/A	10.4	May 18, 2010
10.7	Patent Assignment Agreement		8K	N/A	10.1	May 18, 2010
10.8	Patent Assignment Agreement		8K	N/A	10.2	May 18, 2010

31.1	Certificat of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certificat of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted	X
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted	X
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ Roman Gordon	Chief Executive Officer and Director	February 11, 2011
Roman Gordon	(Principal Executive Officer) Chairman of the Board

/s/ Igor Gorodnitsky	President	February 11, 2011
Igor Gorodnitsky

/s/ R.L. Hartshorn	Chief Financial Officer	February 11, 2011
R.L. Hartshorn	(Principal Financial Officer and Accounting Officer)