Form 10-Q
period 2011-03-31
Cavitation Technologies, Inc.
filed 2011-05-16
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, every Interactive Data File, required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.                                                                                                                Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐                                                                                                             Accelerated Filer ☐
Non-Accelerated Filer ☐   (Do not check if a smaller reporting company)              Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                                                                                      Yes ☐     No ☒

As of May 13, 2011, the issuer had 145,129,354 shares of common stock outstanding.

PART I – FINANCIALINFORMATION

ITEM 1 - Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	June 30,
	2011	2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$95	$270
Accounts receivable	309,964	-
Prepaid expenses and other current assets	3,324	3,158
Total current assets	313,383	3,428

Property and equipment, net	55,982	69,605
Deferred costs	205,211	71,683
Patents, net	90,121	92,284
Other assets	9,500	9,500
Total assets	$674,197	$246,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$638	$2,747
Accounts payable	207,620	160,179
Accrued expenses	761,607	75,656
Accrued payroll	169,066	83,051
Advances	36,533	17,262
Deferred revenue	16,950	33,499
Convertible notes payable, net of discount	35,662	-
Derivative liability	74,960	-
Short-term loans	75,000	109,000
Bank loan	490,479	524,750
Total current liabilities	1,868,515	1,006,144

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 111,111 shares issued and outstanding as of March 31, 2011 and June 30, 2010	111	111
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 144,192,248 (unaudited) and 130,581,562 shares are issued and outstanding as of March 31, 2011 and June 30, 2010, respectively	144,194	130,582
Additional paid-in capital	15,118,634	12,656,723
Deficit accumulated during the development stage	(16,457,257)	(13,547,060)
Total stockholders' deficit	(1,194,318)	(759,644)
Total liabilities and stockholders' deficit	$674,197	$246,500

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)

					January 29, 2007,
					Inception,
	For the Three Months Ended		For the Nine Months Ended		Through
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$341,326	$-	$589,926	$-	$589,926
Cost of revenue	54,444	-	91,144	-	91,144
Gross profit	286,882	-	498,782	-	498,782
General and administrative expenses	885,358	2,116,779	2,709,805	6,444,167	10,972,175
Research and development expenses	282,134	47,373	628,204	202,306	5,251,604
Total operating expenses	1,167,492	2,164,152	3,338,009	6,646,473	16,223,779
Loss from operations	(880,610)	(2,164,152)	(2,839,227)	(6,646,473)	(15,724,997)
Change in value of derivatives	(13,588)	-	(13,588)	-	(13,588)
Interest expense	(30,645)	(9,614)	(52,882)	(103,362)	(541,347)
Loss before income taxes	(924,843)	(2,173,766)	(2,905,697)	(6,749,835)	(16,279,932)
Income tax expense	-	-	-	-	-
Net loss	$(924,843)	$(2,173,766)	$(2,905,697)	$(6,749,835)	$(16,279,932)
Deemed dividends to preferred stockholders	(1,500)	(1,500)	(4,500)	(4,500)	(177,325)
Net loss available to common stockholders	$(926,343)	$(2,175,266)	$(2,910,197)	$(6,754,335)	$(16,457,257)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.01)	$(0.02)	(0.02)	$(0.06)

Weighted average shares outstanding:
Basic and Diluted	140,793,632	118,653,402	136,643,591	111,013,943

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

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
Statements of Changes In Stockholders' Deficit (Unaudited) (Continued)

						Deficit
						Accumulated
					Additional	During the
	Series A Preferred		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at June 30, 2009	111,111	$111	88,984,593	$88,985	$4,089,602	$(5,344,598)	$(1,165,900)

Common stock issued as payment for services on July 27, 2009			17,358,000	17,358	3,886,279		3,903,637
Common stock issued as payment for services on August 5, 2009			165,000	165	44,935		45,100
Common stock issued as payment for services on September 16, 2009			190,011	190	42,209		42,399
Common stock issued as payment for services on October 7, 2009			130,500	131	42,500		42,631
Common stock issued as payment for services on October 16, 2009			100,911	101	34,209		34,310
Common stock issued as payment for services on October 23, 2009			30,000	30	9,270		9,300
Common stock issued as payment for services on October 29, 2009			37,500	38	13,463		13,501
Common stock issued as payment for services on November 3, 2009			37,500	37	13,464		13,501
Common stock issued as payment for services on November 10, 2009			35,102	35	12,251		12,286
Common stock issued as payment for services on November 16, 2009			1,505,000	1,505	405,944		407,449
Common stock issued as payment for services on November 30, 2009			60,000	60	17,340		17,400
Common stock issued as payment for services on December 4, 2009			49,157	49	12,240		12,289
Common stock issued as payment for services on January 11, 2010			121,286	121	30,200		30,321
Common stock issued as payment for services on February 1, 2010			5,125,102	5,125	1,071,146		1,076,271
Common stock issued as payment for services on February 11, 2010			500,000	500	109,500		110,000
Common stock issued as payment for services on February 15, 2010			127,500	128	26,648		26,776
Common stock issued as payment for services on February 23, 2010			135,000	135	26,865		27,000
Common stock issued as payment for services on March 5, 2010			346,098	346	82,897		83,243
Common stock issued as payment for services on March 12, 2010			70,000	70	13,455		13,525
Common stock issued as payment for services on March 22, 2010			50,000	50	8,450		8,500
Common stock issued as payment for services on April 12, 2010			127,282	127	16,420		16,547
Common stock issued as payment for services on April 19, 2010			100,000	100	16,900		17,000
Common stock issued as payment for services on April 29, 2010			1,700,000	1,700	253,300		255,000
Common stock issued as payment for services on May 10, 2010			773,750	774	115,288		116,062
Common stock issued as payment for services on May 24, 2010			219,092	219	43,599		43,818
Common stock issued as payment for services on June 1, 2010			163,794	164	29,319		29,483
Common stock issued as payment for services on June 9, 2010			333,333	333	59,667		60,000
Common stock issued as payment for services on June 14, 2010			46,544	47	8,331		8,378
Common stock issued for debt and accrued interest conversion on August 7, 2009			1,122,375	1,122	189,681		190,803
Conversion feature on convertible notes payable					63,601		63,601
Common stock sold for cash on October 13, 2009			208,104	208	34,156		34,364
Common stock sold for cash on October 16, 2009			2,980,734	2,981	493,808		496,789
Common stock sold for cash on November 4, 2009			217,117	217	36,183		36,400
Common stock sold for cash on November 17, 2009			421,529	422	71,748		72,170
Common stock sold for cash on December 4, 2009			352,451	352	59,565		59,917
Common stock sold for cash on January 6, 2010			58,058	58	9,812		9,870
Common stock sold for cash on February 4, 2010			888,235	888	150,112		151,000
Common stock sold for cash on March 2, 2010			743,746	744	125,693		126,437
Common stock sold for cash on March 12, 2010			352,941	353	59,647		60,000
Common stock sold for cash on April 19, 2010			125,000	125	14,875		15,000
Common stock sold for cash on June 1, 2010			700,000	700	69,300		70,000
Common stock issued for conversion of note payable on June 1, 2010			2,789,217	2,789	276,133		278,922
Common stock sold for cash on June 24, 2010			1,000,000	1,000	99,000		100,000
Warrants issued as payment for services on July 15, 2009					13,205		13,205
Warrants issued as payment for services on February 11, 2010					131,376		131,376
Conversion feature of note payable on June 1, 2010					223,137		223,137
Dividends on preferred stock						(6,000)	(6,000)
Net loss						(8,196,462)	(8,196,462)

Balance at June 30, 2010	111,111	$111	130,581,562	$130,582	$12,656,723	$(13,547,060)	$(759,644)

Common stock issued as payment for services on July 8, 2010			349,571	350	52,086		52,436
Common stock issued as payment for services on August 3, 2010			1,854,009	1,854	350,406		352,260
Common stock issued as payment for services on August 30, 2010			75,000	75	11,175		11,250
Common stock issued as payment for services on September 8, 2010			237,192	237	35,342		35,579
Common stock issued as payment for services on October 1, 2010			473,517	474	70,554		71,028
Common stock issued as payment for services on November 1, 2010			1,020,482	1,020	131,643		132,663
Common stock issued as payment for services on November 22, 2010			100,000	100	11,900		12,000
Common stock issued as payment for services on December 7, 2010			459,056	459	50,037		50,496
Common stock issued as payment for services on January 10, 2011			116,916	117	13,913		14,030
Common stock issued as payment for services on February 14, 2011			1,264,883	1,265	137,872		139,137
Common stock issued as payment for services on March 10, 2011			219,767	220	21,757		21,977
Common stock issued as payment for services on March 22, 2011			510,000	510	50,490		51,000
Common stock sold for cash on August 3, 2010			593,211	593	58,728		59,321
Common stock sold for cash on October 1, 2010			661,000	661	78,659		79,320
Common stock sold for cash on November 1, 2010			1,400,000	1,400	142,600		144,000
Common stock sold for cash on November 22, 2010			350,000	350	41,650		42,000
Common stock sold for cash on January 10, 2011			110,000	110	11,990		12,100
Common stock sold for cash on February 14, 2011			1,920,000	1,920	190,080		192,000
Common stock sold for cash on March 2, 2011			290,000	290	28,710		29,000
Common stock sold for cash on March 10, 2011			176,923	177	14,823		15,000
Common stock issued as payment of short-term loan into stock on February 14, 2011			1,000,000	1,000	99,000		100,000
Warrants issued as payment for services on November 22, 2010					46,735		46,735
Common stock issued for conversion of note payable on February 8, 2011			30,769	31	1,967		1,998
Common stock issued for conversion of note payable on February 11, 2011			15,385	15	985		1,000
Common stock issued for conversion of note payable on February 16, 2011			26,154	26	1,674		1,700
Common stock issued for conversion of note payable on February 17, 2011			15,385	15	985		1,000
Common stock issued for conversion of note payable on February 22, 2011			21,927	22	1,475		1,497
Common stock issued for conversion of note payable on February 28, 2011			55,749	56	3,568		3,624
Common stock issued for conversion of note payable on March 7, 2011			24,796	25	1,506		1,531
Common stock issued for conversion of note payable on March 8, 2011			18,100	18	982		1,000
Common stock issued for conversion of note payable on March 14, 2011			109,783	110	5,956		6,066
Common stock issued for conversion of note payable on March 28, 2011			51,282	52	2,948		3,000
Common stock issued for conversion of note payable on March 30, 2011			59,829	60	3,440		3,500
Amortization of restricted stock issued for services					786,275		786,275
Dividends on preferred stock						(4,500)	(4,500)
Net loss						(2,905,697)	(2,905,697)

Balance at March 31, 2011 (unaudited)	111,111	$111	144,192,248	$144,194	$15,118,634	$(16,457,257)	$(1,194,318)

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			January 29, 2007,
	For the Nine Months Ended		Inception,
	March 31,		Through
	2011	2010	March 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(2,905,697)	$(6,749,835)	$(16,279,932)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	15,786	12,343	45,373
Warrants issued in connection with convertible notes payable	-	-	49,245
Beneficial conversion feature on convertible notes payable	-	63,601	286,738
Common stock issued for services	1,730,131	5,534,155	10,690,275
Stock option compensation	-	-	307,512
Warrants issued for services	46,735	61,991	337,359
Amortization of discounts on convertible notes payable	19,207	-	19,207
Change in value of derivatives	13,588	-	13,588
Effect of changes in:
Accounts receivable	(309,964)	-	(309,964)
Prepaid expenses and other current assets	(166)	(8,341)	(3,324)
Deposits	-	-	(9,500)
Bank overdraft	(2,109)	9,555	638
Accounts payable and accrued expenses	728,923	131,937	969,217
Accrued payroll	86,015	-	447,988
Advances	19,271	-	36,533
Deferred revenue	(16,549)	24,741	16,950
Net cash used in operating activities	(574,829)	(919,853)	(3,382,097)

Investing activities:
Purchase of property and equipment	-	(21,121)	(99,192)
Payments for systems	(133,528)	-	(205,211)
Payments for patents	-	-	(92,284)
Net cash used in investing activities	(133,528)	(21,121)	(396,687)

Financing activities:
Proceeds from (payments on) bank loan borrowings	(34,271)	(99,412)	490,479
Proceeds from sales of preferred stock	-	-	725,000
Proceeds from convertible notes payable	103,712	-	338,712
Payments on convertible notes payable	-	(20,000)	(55,000)
Proceeds from sale of common stock	572,741	1,033,447	2,104,688
Proceeds from short-term loans	75,000	27,500	184,000
Payments of short-term loans	(9,000)	(5,000)	(9,000)
Net cash provided by financing activities	708,182	936,535	3,778,879
Net increase in cash	(175)	(4,439)	95
Cash, beginning of period	270	5,038	-
Cash, end of period	$95	$599	$95

Supplemental disclosures of cash flow information:
Cash paid for interest	$32,588	$39,761	$183,570
Cash paid for income taxes	$1,600	$-	$6,728
Supplemental disclosure of non-cash investing and financing activities:
Warrants issued in connection with preferred stock	$-	$-	$155,714
Beneficial conversion feature on preferred stock	$-	$-	$11,111
Conversion of preferred to common shares in reverse merger	$-	$-	$625,000
Proceeds from sales of preferred shares used to purchase shares of Bio	$-	$-	$400,000
Conversion of note payable to common stock	$-	$-	$278,922
Conversion of short-term loan to common stock	$100,000	$-	$-
Accrued dividends issued to preferred stockholders	$4,500	$-	$10,500
Conversion of convertible notes payable and accrued interest to common stock	$25,916	$190,803	$216,719

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2011

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

We are focused on merchandising our NANO Neutralization System – a vegetable oil refining system that employs our proprietary continuous flow-through, hydrodynamic NANO Technology in the form of our multi-stage NANO Series of reactors.  The target market for our systems includes vegetable oil refiners who process soybean oil.  The finished product is used for human consumption as well as animal feed.  During the nine months ended March 31, 2011, we recorded revenue of $589,926. Our cumulative loss since inception on January 29, 2007 is $16,279,932, including $10,690,275 in common stock issued for services.  Cumulative net cash used in operating activities of $3,382,097 was funded largely with $3,168,400 in equity issuances, including proceeds of $725,000 from the sale of preferred stock and $338,712 from convertible debt, and $490,479 in a bank loan.  Our investment in research and development since inception on January 29, 2007 through March 31, 2011 is $5,251,604, including $2,232,808 paid in restricted stock primarily to service providers.  We have four full-time employees and no part-time employees.

Note 2 – Basis of Presentation and Going Concern

Management’s Plan Regarding Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  The Company has no significant operating history and, from January 29, 2007, (inception), through March 31, 2011, generated a net loss of $16,279,932.  The Company also has negative cash flow from operations and negative net equity.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plan is to generate income from operations by successfully finalizing licensing or other arrangements with prospective customers.  We will also attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

Basis of Presentation

We have prepared the accompanying consolidated unaudited financial statements of the Company in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three and nine months ended March 31, 2011 are not indicative of the results that may be expected for the fiscal year ending June 30, 2011.  You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2010.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cavitation Technologies, Inc. and its wholly owned subsidiary Hydrodynamic Technology, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Fair Value Measurement

FASB Accounting Standards Codification (“ASC”) 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2011, the carrying value of certain accounts such as deferred costs, accounts payable, accrued expenses, accrued payroll and short-term loans approximates fair value due to the short-term nature of such instruments.

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

Deferred Revenue

As of March 31, 2011, the Company had received total deposits of $16,950 relating to the fabrication of the Company’s NANO Neutralization System.  Because this transaction has not yet been fully completed, this amount has been reflected in deferred revenue on the accompanying consolidated balance sheet as of March 31, 2011.

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

Stock-Based Compensation

The Company accounts for its share-based compensation in accordance ASC 718-20, Share-Based Payment.  Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite vesting period.  There were no stock options granted during the nine months ended March 31, 2011 or 2010.  Warrants granted during the nine months ended March 31, 2011 and 2010 were valued using the following assumptions.

	Nine	Nine
	Months Ended	Months Ended
	March 31,	March 31,
	2011	2010

Expected life in years	3.0	3.0
Stock price volatility	132.1%	64.0%
Risk free interest rate	0.72%	1.60%
Expected dividends	None	None
Forfeiture rate	0%	0%

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

Advertising and Promotion Costs

Advertising costs (including marketing expenses) incurred in the normal course of operations are expensed as incurred.  Advertising expenses amounted to $94,117, $27,077 and $233,421 for the nine months ended March 31, 2011 and 2010, and the period from January 29, 2007 (date of inception) through March 31, 2011, respectively.  Advertising expenses amounted to $81,836 and $15,786 for the three months ended March 31, 2011 and 2010, respectively.

Research and Development Costs

Research and development expenses relate primarily to the development, design, and testing of preproduction prototypes and models and are expensed as incurred.

Patents

Capitalized patent costs represent legal fees associated with procuring and filing patent applications.  The Company accounts for patents in accordance with ASC 350-30, General Intangibles Other Than Goodwill.  As of March 31, 2011, the Company had incurred $92,284 in gross patent costs which are capitalized in the accompanying consolidated balance sheet.  The Company had one patent issued during the nine months ended March 31, 2011 which is being amortized over an estimated useful life of 4 years.  The patent has a duration through February 27, 2029.  For the three and nine months ended March 31, 2011, amortization amounted to $788 and $2,163, respectively.

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

Deferred costs

Deferred costs represent costs associated with customizing specific units of the Company’s NANO Neutralization System and Reactor Skid products that it plans on licensing.  The direct costs incurred by the Company associated with manufacturing the products have been capitalized and reflected as Deferred Costs.  When licensing or sales of the specific products are made, the amounts recorded as deferred costs will be expensed as cost of sales.

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

On March 31, 2011, the Company had 1,810,957 stock options and 13,145,618 warrants outstanding to purchase common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive.  In addition, the Company had 111,111 shares of Series A Preferred Stock outstanding which are convertible into approximately 333,333 shares of common stock.  The Company also had $77,827 of outstanding convertible notes payable, before any discounts, which are convertible into 1,388,971 shares of common stock as of March 31, 2011.  These items were also not included in the calculation of diluted net loss per common share because their effect would be anti-dilutive.

Note 5 - Property and Equipment

Property and equipment consisted of the following as of March 31, 2011 (unaudited) and June 30, 2010.

	March 31,	June 30,
	2011	2010
	(Unaudited)

Leasehold improvement	$2,475	$2,475
Furniture	26,837	26,837
Office equipment	1,500	1,500
Equipment	68,380	68,380

	99,192	99,192

Less: accumulated depreciation and amortization	(43,210)	(29,587)

	$55,982	$69,605

Depreciation expense amounted to $13,623, $12,343 and $43,210 for the nine months ended March 31, 2011 and 2010, and the period from January 29, 2007 (date of inception) through March 31, 2011, respectively.  Depreciation expense amounted to $4,541 and $4,403 for the three months ended March 31, 2011 and 2010, respectively.

Note 6 -Bank Loan

On August 1, 2010 the Company renewed its loan with National Bank of California until November 1, 2010.  The amount outstanding at the time of renewal was $520,516.  The terms and conditions remain the same with monthly payments of $7,396 and an interest rate of prime plus 2.75%.  On November 1, 2010, the loan was extended until November 1, 2011 with 11 regular monthly payment of $6,000 and a final payment of $474,171.  The interest rate floor was increased from 7.0% to 7.5%. As of March 31, 2011, the outstanding balance on the loan was $490,479.

Note 7 – Convertible Notes Payable

On February 1, 2011, the Company issued convertible promissory notes to the Tripod Group, LLC, (the “Tripod Notes”) for an aggregate total amount of $61,212.  The Tripod Notes bear interest at a rate of 6% per annum and have a maturity date of February 1, 2012.  The holder of the notes may elect to convert the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion price equal to 65% of the lowest closing bid price of any of the four trading days prior to the conversion.  The issuance of the Tripod Notes amounted in a beneficial conversion feature of $32,960 on the issue date, which has been recorded as a discount to the carrying value of the notes.  As of March 31, 2011, the remaining discount balance amounted to $19,022.  During the quarter ended March 31, 2011, $25,885 of the Tripod Notes principal was converted into 429,159 shares of common stock.  As a result, the carrying value of the Tripod Notes as of March 31, 2011 amounted to $16,305 consisting of outstanding principal of $35,327 less the discount of $19,022.

On February 8, 2011, the Company issued a convertible promissory note payable to Asher Enterprises, Inc., (the “Asher Note”), in the amount of $42,500.  The Asher Note bears interest at a rate of 8% per annum and matures on November 10, 2011.  The holder of the note may elect to convert principal and accrued interest into shares of common stock at a conversion price equal to 58% of the average lowest closing bid prices of the Company’s common stock for 3 of any 10 trading days prior to conversion.  The issuance of the Asher Note amounted in a beneficial conversion feature of $28,412 on the issue date, which has been recorded as a discount to the carrying value of the note.  As of March 31, 2011, the remaining discount balance amounted to $23,143.  As a result, the carrying value of the Asher Note as of March 31, 2011 amounted to $19,357 consisting of outstanding principal of $42,500 less the discount of $23,143.

By virtue of the variable conversion ratios of the Tripod Notes and the Asher Note, the conversion feature of the above notes is a derivative under ASC 815-40, Derivatives and Hedging.  Accordingly, the value of the conversion feature has been classified as a derivative liability on the accompanying balance sheet.  As of March 31, 2011, the aggregate value of the conversion features associated with the above notes amounted to $74,960.

Note 8 – Short-Term Loans

On October 26, 2010, the Company entered into a loan agreement with Desmet Ballestra North America, Inc. under which the Company borrowed $75,000.  Under the original terms of the agreement, the loan was interest-free and was repayable at $25,000 per month beginning January 25, 2011.  On March 28, 2011, the terms of the loan agreement were revised to provide for monthly payments of $15,000 starting in April 2011.  The loan bears no interest, unless the Company is late with a payment, at which point interest is accrued on the late amount at a rate of 10% compounded annually.

Note 9 – Stockholders’ Deficit

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

On January 10, 2011, the Company issued an aggregate total of 116,916 shares of restricted common stock with an aggregate fair value of $14,030 for payment of services rendered.

On January 10, 2011, the Company sold an aggregate total of 110,000 shares of restricted common stock for proceeds of $12,100.

On February 14, 2011, the Company issued an aggregate total of 1,264,883 shares of restricted common stock with an aggregate fair value of $139,137 for payment of services rendered.

On February 14, 2011, the Company issued an aggregate total of 1,920,000 shares of restricted common stock for proceeds of $192,000.

On February 14, 2011, the Company issued 1,000,000 shares of restricted common stock as payment for a short-term loan of $100,000.

In February 2011, the Company issued an aggregate total of 165,369 shares of common stock for the conversion of $10,820 of convertible notes payable for the Tripod Notes (see Note 7).

On March 2, 2011, the Company sold an aggregate total of 290,000 shares of restricted common stock for proceeds of $29,000.

On March 10, 2011, the Company sold an aggregate total of 176,923 shares of restricted common stock for proceeds of $15,000.

On March 10, 2011, the Company issued an aggregate total of 219,767 shares of restricted common stock with an aggregate fair value of $21,977 for payment of services rendered.

On March 22, 2011, the Company issued an aggregate total of 510,000 shares of restricted common stock with an aggregate fair value of $51,000 for payment of services rendered.

In March 2011, the Company issued an aggregate total of 263,790 shares of common stock for the conversion of $15,097 of convertible notes payable for the Tripod Notes (see Note 7).

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

The holders of the Series A Preferred Stock are entitled to receive out of any funds legally available dividends at the rate of 6% per annum payable on September 30 and March 30. Dividends shall accrue and be cumulative whether or not they have been declared. Dividends may be paid in cash or through the issuance of additional shares of Series A Preferred Stock at the Company’s option.  As of March 31, 2011, cumulative dividends amounted to $10,500.  As of March 31, 2011, none of the cumulative dividends were paid and are recorded in accrued expenses on the accompanying consolidated balance sheet.

The Company has authorized 5,000,000 shares of Preferred Stock as Series B Preferred Stock.  The Board of Directors can establish the rights, preferences and privileges of the Series B Preferred Stock.  There are no shares of Series B Preferred Stock outstanding.

Stock Options
A summary of the stock option activity for the nine months ended March 31, 2011 is presented below.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at June 30, 2010	1,987,612	$0.56	6.16
Granted	-	-
Forfeited	(176,655)	0.67
Outstanding at March 31, 2011 (unaudited)	1,810,957	0.55	5.98

Vested and expected to vest
at March 31, 2011 (unaudited)	1,810,957	0.55	5.98

Exercisable at March 31, 2011 (unaudited)	1,810,957	0.55	5.98

The following table summarizes information about outstanding stock options as of March 31, 2011.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.33	637,297	5.56	$0.33	637,297	$0.33
0.67	1,173,660	6.21	0.67	1,173,660	0.67
	1,810,957			1,810,957

Warrants

A summary of the warrant activity for the six months ended March 31, 2011 is presented below.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at June 30, 2010	12,545,618	$0.42	2.66
Granted	600,000	0.25
Exercised	-	-
Outstanding at March 31, 2011 (unaudited)	13,145,618	0.41	1.94

Vested and expected to vest
at March 31, 2011 (unaudited)	13,145,618	0.41	1.94

Exercisable at March 31, 2011 (unaudited)	13,145,618	0.41	1.94

The following table summarizes information about outstanding warrants as of March 31, 2011.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.20 - 0.37	2,939,374	2.02	$0.29	2,939,374	$0.29
0.42 - 0.58	10,206,244	1.92	0.45	10,206,244	0.45
	13,145,618			13,145,618

Note 10 - Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 270, Interim Financial Reporting, the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter based upon the mix and timing of actual earnings versus annual projections. The Company has estimated its annual effective tax rate to be zero. This is based on an expectation that the Company will generate net operating losses in the year ending June 30, 2011, and it is not more likely than not that those losses will be recovered using future taxable income. Therefore, no provision for income tax or tax liability has been recorded as of and for the period ended March 31, 2011.

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

Note 11 - Commitments and Contingencies

Lease Agreements

The Company leases approximately 5,000 square feet of office and warehouse space at 10019 Canoga Ave under a lease agreement which extends through February 1, 2012.  Monthly rent under the extended lease agreement is $4,250 per month.  The Company has a security deposit of $9,500 associated with this lease.

Total rent expense was $38,633, $42,985, and $239,315 for the nine months ended March 31, 2011 and 2010, and for the period from January 29, 2007 (date of inception) through March 31, 2011, respectively.  Total rent expense was $13,133 and $12,750 for the three months ended March 31, 2011 and 2010, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows.

Year Ended
June 30,

2011 (remainder of)	12,750
2012	29,750
Total	$42,500

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with our President and CEO where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and CEO have been assigned to the Company.  In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of the CEO and President for licensing, leasing, or rental revenue generated from products using the assigned technologies. These were subsequently assigned to Cavitation Technologies on May 13, 2010.  The Company’s CEO and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2011.

On April 30, 2008, our wholly owned subsidiary entered into an employment agreement with Varvara Grichko who became a member of the Board of Directors in September 2010.  For any technologies invented by Ms. Grichko, the Company shall pay a royalty of 5% of revenues received relating to patents in which she is a named inventor in the first year and 3% in subsequent years from licensing, leasing, or rental revenues associated with patents assigned from the employee.

Licensing Agreement

On November 1, 2010 we signed a Technology License, Marketing &Collaboration Agreement with N.V. Desmet Ballestra Group S.A. (“Desmet”).  The agreement gives Desmet the exclusive worldwide license to market the CTI Nano Reactor System (“CTI System”) in the field of vegetable oil processing (the “Licensed Field”). Under this Agreement, Desmet is responsible for marketing the CTI System to end users in the Licensed Field, as well as the construction, installation and maintenance of the system.  In consideration for services rendered, we agreed to pay Desmet a fee.  We intend to generate revenues from the licensing of systems.  This agreement supersedes a previous agreement between the parties signed January 15, 2010.

The Company received advances from Desmet to assist with funding the production of specific CTI Systems.  The Company has agreed to pay these amounts at the time the systems are sold or licensed.  These amounts are reflected as Advances on the accompanying consolidated balance sheets as of March 31, 2011 and June 30, 2010.  As of March 31, 2011, the Company had $36,533 in Advances outstanding.

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

Overview

We design and engineer NANO technology based systems that are designed to serve large, growing, global markets such as vegetable oil refining, renewable fuels, alcoholic beverage enhancement, algae oil extraction, water-oil emulsions and crude oil yield enhancement.  During the nine months ended March 31, 2011, we recorded revenue of $589,926. Our cumulative loss since inception on January 29, 2007 is $16,279,932, including $10,690,275 in common stock issued for services.  Cumulative net cash used in operating activities of $3,382,097 was funded largely with $3,168,400 in equity issuances, including proceeds of $725,000 from the sale of preferred stock and $338,712 from convertible debt, and $490,479 in a bank loan.  Our investment in research and development since inception on January 29, 2007 through March 31, 2011 is $5,251,604, including $2,232,808 paid in restricted stock primarily to service providers.  We have four full-time employees and no part-time employees.

The company is focused on merchandising our NANO Neutralization System – a vegetable oil refining  system that employs our proprietary continuous flow-through, hydrodynamic NANO Technology in the form of our multi-stage NANO Series of reactors. The target market for our systems includes refiners who process vegetable oils including soybean oil. The finished product is used for human consumption as well as animal feed.

Management’s Plan

We are a development stage entity engaged in merchandising our NANO Neutralization System which is designed to help refine vegetable oils such as soybean, canola, and rapeseed.  Our near term goal is to successfully merchandise our systems. We have no significant operating history and, from January 29, 2007, (inception), through March 31, 2011, generated a net loss of $16,279,932.  We also have negative cash flow from operations and negative net equity. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.

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

Deferred Revenue

We received total deposits of $16,950 as of March 31, 2011 relating to fabrication of our NANO Neutralization Systems.  Because these transactions have not yet been fully completed, these amounts have been reflected in deferred revenue on the accompanying consolidated balance sheet as of March 31, 2011.

Patents

Capitalized patent costs represent legal fees associated with procuring and filing patent applications.  We account for patents in accordance with ASC 350-30, General Intangibles Other Than Goodwill.  As of March 31, 2011, we had incurred $92,284 in gross patent costs which are capitalized in the accompanying consolidated balance sheet.  We had one patent issued during the nine months ended March 31, 2011 which is being amortized over an estimated useful life of 4 years.  The patent has a duration through February 27, 2029.  In addition to one approved patent, we have 9 pending United States patents and 9 pending international patent applications filed under the Patent Corporation Treaty.  We also received the “CE Marking” certification which allows us to market our systems in the European Union. We plan to continue to file for new and improved patents on a regular basis.

Intangible and Long-Lived Assets

In accordance with ASC 350-30, we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value based on market value when available or discounted expected cash flows of those assets and is recorded in the period in which the determination is made. Management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products under development will continue. Either of these could result in future impairment of long-lived assets.

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

Deferred costs

Deferred costs represent costs associated with customizing specific units of our NANO Neutralization System that we plan to lease or rent.  The direct costs incurred by the Company associated with manufacturing the products have been capitalized and reflected as deferred costs on the balance sheet.  When licensing or sales of the specific products are made, the amounts recorded as deferred costs will be expensed as cost of sales.

Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

The following is a comparison of our results of operations for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended
	March 31,
	2011	2010	$ Change	% Change
	(Unaudited)	(Unaudited)

Revenue	$341,326	$-	$341,326	100.0%
Cost of revenue	54,444	-	54,444	100.0%
Gross profit	286,882	-	286,882	100.0%
General and administrative expenses	885,358	2,116,779	(1,231,421)	-58.2%
Research and development expenses	282,134	47,373	234,761	495.6%
Total operating expenses	1,167,492	2,164,152	(996,660)	-46.1%
Loss from operations	(880,610)	(2,164,152)	1,283,542	-59.3%
Change in value of derivatives	(13,588)	-	(13,588)	100.0%
Interest expense	(30,645)	(9,614)	(21,031)	218.8%
Loss before income taxes	(924,843)	(2,173,766)	1,248,923	-57.5%
Income tax expense	-	-	-	0.0%
Net loss	$(924,843)	$(2,173,766)	1,248,923	-57.5%

Revenue

During the three months ended March 31, 2011, our revenue consisted of a license fee related to a transaction that we completed in March 2011 with a customer located in Maryland for a NANO Neutralization System for $341,326.

We had no revenue during the three months ended March 31, 2010.

Cost of Revenue

During the three months ended March 31, 2011, our cost of revenue amounted to $54,444, which was the result of the revenue transaction described above.  We had no cost of revenue during the three months ended March 31, 2010, as we had no revenue during that period.

Operating Expenses

Our operating expenses for the three months ended March 31, 2011 amounted to $1,167,492, compared with $2,164,152 in same period during 2010, a decrease of $996,660, or 46.1%.  The decrease consisted of a decrease in general and administrative expenses in 2011 of $1,231,421, or 58.2%, offset by an increase in research and development expenses of $234,761, or 495.6%.  These components of our operating expenses decreased primarily due to the following.

Our general and administrative expenses decreased by $1,231,421 for the three months ended March 31, 2011 as compared to 2010.  This decrease is primarily due to a decrease in our expenses related to the issuance of share-based compensation as payment for services.  During the three months ended March 31, 2010, we issued 6,474,986 shares of common stock valued at $1,375,636, including $1,359,511 for general and administrative expenses and $16,125 for research and development expenses.  These shares were issued to consultants, service providers and other key personnel who contributed to the success of the Company, the largest of which were 5,000,000 shares issued to a company for consulting services on February 1, 2010, which resulted in $1,050,000 of general and administrative expenses which did not reoccur in 2011.  In 2010, we also recorded an additional $395,285 of expenses associated with the amortization of restricted stock issued for services in July 2009.  During the three months ended March 31, 2011, we issued 2,111,566 shares of common stock valued at $226,144, including $225,144 in general and administrative expenses and $1,000 in research and development expenses.  As a result, our general and administrative expenses in 2011 decreased by $1,529,652 relating to the share-based compensation.  The remaining expenses for the three months ending March 31, 2011 consisted mostly of compensation expense of $107,203 and professional fees for legal, audit, and accounting services of $52,507 which remained fairly consistent with 2010.  We also incurred $373,406 in consulting expenses during 2011, which are reflected as a component of accrued expenses as of March 31, 2011.

Our research and development expenses increased by $234,761 for the three months ended March 31, 2011 as compared to 2010 attributable largely to an increase in consulting services.

Change in Value of Derivatives

In February 2011, we issued convertible notes payable amounting to a gross face value of $103,712.  By virtue of the variable conversion ratios contained in the provisions of the agreements, the conversion features of the notes are a derivative under ASC 815-40, Derivatives and Hedging.  Accordingly, the value of the conversion feature has been classified as a derivative liability on the accompanying balance sheet.  As of March 31, 2011, the aggregate value of the conversion features associated with the above notes amounted to $74,960.  The initial aggregate value upon the issuance dates in February 2011 amounted to $61,372.  The increase of $13,588 is recorded as a change in value of derivatives for the three months ended March 31, 2011.  There was no such charge in 2010.

Interest Expense

Our interest expense increased by $21,031, or 218.8%, for the three months ended March 31, 2011 as compared to 2010.  This increase was due primarily to amortization of discounts of $19,207 on convertible notes payable that were issued during the three months ended March 31, 2011, as well as $1,087 in additional interest expense associated with these notes.  These charges did not exist in 2010, as these notes were all issued during the three months ended March 31, 2011.

Results of Operations for the Nine Months Ended March 31, 2011 Compared to the Nine Months Ended March 31, 2010

The following is a comparison of our results of operations for the nine months ended March 31, 2011 and 2010.

	For the Nine Months Ended
	March 31,
	2011	2010	$ Change	% Change
	(Unaudited)	(Unaudited)

Revenue	$589,926	$-	$589,926	100.0%
Cost of revenue	91,144	-	91,144	100.0%
Gross profit	498,782	-	498,782	100.0%
General and administrative expenses	2,709,805	6,444,167	(3,734,362)	-57.9%
Research and development expenses	628,204	202,306	425,898	210.5%
Total operating expenses	3,338,009	6,646,473	(3,308,464)	-49.8%
Loss from operations	(2,839,227)	(6,646,473)	3,807,246	-57.3%
Change in value of derivatives	(13,588)		(13,588)	100.0%
Interest expense	(52,882)	(103,362)	50,480	-48.8%
Loss before income taxes	(2,905,697)	(6,749,835)	3,844,138	-57.0%
Income tax expense	-	-	-	0.0%
Net loss	$(2,905,697)	$(6,749,835)	3,844,138	-57.0%

Revenue

During the nine months ended March 31, 2011, our revenue consisted primarily of a transaction completed in March 2011 with a customer located in Maryland for a NANO Neutralization System for $341,326, as well as a licensing agreement that we completed in December 2010 with a customer located in North Carolina for a 10 gallons/minute NANO Neutralization System for $187,600.  In addition, we recognized revenue of  $35,000 associated with the rental of a NANO Neutralization System and $26,000 related to  the sale of a Bioforce 9000 Reactor Skid System.  We had no revenue during the nine months ended March 31, 2010.

Cost of Revenue

During the nine months ended March 31, 2011, our cost of revenue amounted to $91,144 which was the result of the revenue transactions described above.  We had no cost of revenue during the nine months ended March 31, 2010, as we had no revenue during that period.  One of the units sold during the nine months ended March 31, 2011 was a prototype, and as a result much of the associated cost was expensed in a prior year.

Operating Expenses

Our operating expenses for the nine months ended March 31, 2011 amounted to $3,338,009 compared with $6,646,473 in 2010, a decrease of $3,308,464 or 49.8%.  The decrease consisted of a decrease in general and administrative expenses in 2011 of $3,734,362, or 57.9%, offset by an increase in research and development expenses of $425,898, or 210.5%.  These components of our operating expenses increased primarily due to the following.

Our general and administrative expenses decreased by $3,734,362 for the nine months ended March 31, 2011 as compared to 2010.  This decrease is primarily due to a decrease in share-based compensation during the nine months ended March 31, 2011 relating to shares issued for services.  During the nine months ended March 31, 2010, we issued a total of 26,173,667 shares of common stock as payment for services valued at $5,534,155, including $5,483,950 for general and administrative expenses and $50,205 for research and development expenses.  The increased number of shares issued for services were due primarily to bonuses in July 2009 to key employees and consultants, as well as 5,000,000 shares issued for consulting services in February 2010, which did not reoccur in 2011.  During the nine months ended March 31, 2011, we issued 6,680,393 shares of common stock as payment for services valued at $943,856, including $658,256 in general and administrative expenses and$285,600 in research and development expenses.  During the nine months ended March 31, 2011, we also recognized amortization of $786,275 in restricted stock issued for services.  As a result, total share-based general and administrative expenses for the nine months ended March 31, 2011 amounted to $1,444,531.  Share based compensation relating to shares issued for general and administrative services, therefore, declined by $4,039,418 during the nine months ended March 31, 2011.  The remaining expenses for the nine months ending March 31, 2011 consisted largely of salaries of $329,822 and professional fees for legal, audit, and accounting services of $167,310, and remained fairly consistent between the periods.  We also incurred $373,406 in consulting expenses during 2011, which are reflected as a component of accrued expenses as of March 31, 2011.

Our research and development expenses increased by $425,898 for the nine months ended March 31, 2011 as compared to 2010 attributable largely to an increase in consulting services.

Change in Value of Derivatives

In February 2011, we issued convertible notes payable amounting to a gross face value of $103,712.  By virtue of the variable conversion ratios contained in the provisions of the agreements, the conversion features of the notes are a derivative under ASC 815-40, Derivatives and Hedging.  Accordingly, the value of the conversion feature has been classified as a derivative liability on the accompanying balance sheet.  As of March 31, 2011, the aggregate value of the conversion features associated with the above notes amounted to $74,960.  The initial aggregate value upon the issuance dates in February 2011 amounted to $61,372.  The increase of $13,588 is recorded as a change in value of derivatives for the nine months ended March 31, 2011.  There was no such charge in 2010.

Interest Expense

Interest expense decreased by $50,480, or 48.8%, for the nine months ended March 31, 2011 as compared to 2010.  This decrease was primarily due to $63,601 attributable to the beneficial conversion feature on convertible debt during 2010. This amount arose as we converted debt into restricted common shares at a 25% discount to the market price.  This decrease was offset by additional charges in 2011 of $19,207 for the amortization of discounts on the issuance of convertible notes payable in February 2011, as well as an additional $1,087 in interest expense associated with these notes.  The remaining decrease was due primarily to a decrease in the outstanding loan balance in 2011.

Liquidity and Capital Resources

Bank Loan

On August 1, 2010 we renewed our loan from the National Bank of California through November 1, 2010 for $520,516.  The terms and conditions remain the same with monthly payments of $7,396 and an interest rate of prime plus 2.75%.  On August 1, 2010, we renewed the loan until November 1, 2010.  The amount outstanding at the time of renewal was $520,516.  The terms and conditions remain the same with monthly payments of $7,396 and an interest rate of prime plus 2.75%. On November 1, 2010, the loan was extended until November 1, 2011 with 11 regular monthly payments of $6,000 and a final payment of $474,171.  The interest rate floor was increased from 7.0% to 7.5%. As of March 31, 2011, the outstanding balance on the loan was $490,479.

Short-Term Loans

On October 26, 2010, we entered into a loan agreement with Desmet Ballestra North America, Inc. under which the Company borrowed $75,000.  Under the original terms of the agreement, the loan was interest-free and was repayable at $25,000 per month beginning January 25, 2011.  On March 28, 2011, the terms of the loan agreement were revised to provide for monthly payments of $15,000 starting in April 2011.  The loan bears no interest, unless the Company is late with a payment at which point interest is accrued on the late amount at a rate of 10% compounded annually.

Convertible Notes Payable

On February 1, 2011, we issued convertible promissory notes to the Tripod Group, LLC, (the “Tripod Notes”) for an aggregate total amount of $61,212.  The Tripod Notes bear interest at a rate of 6% per annum and have a maturity date of February 1, 2012.  The holder of the notes may elect to convert the outstanding principal and accrued interest into shares of the Company’s common stock at any time at a conversion price equal to 65% of the lowest closing bid price of any of the four trading days prior to the conversion.  The issuance of the Tripod Notes amounted in a beneficial conversion feature of $32,960 on the issue date, which has been recorded as a discount to the carrying value of the notes.  As of March 31, 2011, the remaining discount balance amounted to $19,022.  During the quarter ended March 31, 2011, $25,885 of the Tripod Notes principal was converted into 429,159 shares of common stock.  As a result, the carrying value of the Tripod Notes as of March 31, 2011 amounted to $16,305 consisting of outstanding principal of $35,327 less the discount of $19,022.

On February 8, 2011, we issued a convertible promissory note payable to Asher Enterprises, Inc., (the “Asher Note”), in the amount of $42,500.  The Asher Note bears interest at a rate of 8% per annum and matures on November 10, 2011.  The holder of the note may elect to convert principal and accrued interest into shares of common stock at any time at a conversion price equal to 58% of the average lowest closing bid prices of the Company’s common stock for 3 of any 10 trading days prior to conversion.  The issuance of the Asher Note amounted in a beneficial conversion feature of $28,412 on the issue date, which has been recorded as a discount to the carrying value of the note.  As of March 31, 2011, the remaining discount balance amounted to $23,143.  As a result, the carrying value of the Asher Note as of March 31, 2011 amounted to $19,357 consisting of outstanding principal of $42,500 less the discount of $23,143.

Common Stock

During the nine months ended March 31, 2011, we issued an aggregate total of 5,501,134 shares of common stock for $572,741 in cash.

Share-based Compensation

We pay a significant portion of our operating expenses through issuance of share-based compensation.  During the nine months ended March 31, 2011, we issued 6,680,393 shares of common stock valued at $943,856 as payments to service providers.  In addition, we incurred $786,275 of expenses relating to the amortization of restricted stock issued during the year ended June 30, 2010.  We also issued warrants as payment for services during the nine months ending March 31, 2011, resulting in $46,735 in expenses.

Cash Flow

Net cash used in operating activities during the nine months ended March 31, 2011 amounted to $574,829 compared to $919,853 for the same period in 2010.  During the nine months ended March 31, 2011, our net loss amounted to $2,905,697 including non-cash operating expenses of $1,825,447 arising primarily from common stock issued for services provided.  During the nine months ended March 31, 2011, we also generated a gross profit of $498,782, compared with $0 in same period in 2010.  The remaining net cash operating expenditures in 2011 of $1,579,032 was used largely to pay salary and related expenses, research and development, interest expense and professional fees such as attorneys and accountants.  During the nine months ended March 31, 2010, our net loss amounted to $6,749,835, including non-cash operating expenses of $5,672,090 arising primarily from common stock issued for services provided.  The remaining net cash operating expenses of $1,077,745 was used largely to pay similar salary and professional expenses as in 2011.

Net cash used in investing activities during the nine months ended March 31, 2011 amounted to $133,528 which was the result of payment for customization of systems.  During the nine months ended March 31, 2010, our net cash used in investing activities amounted to $21,121 which resulted from amounts spent for the purchase of property and equipment.

Net cash provided by financing activities during the nine months ended March 31, 2011 amounted to $708,182, which resulted from proceeds from the sale of common stock amounting to $572,741, proceeds from convertible notes payable issued of $103,712 and proceeds from short-term loans of $75,000, offset by the payment of short-term loans of $9,000 and payments for the bank loan of $34,271.  During the nine months ended March 31, 2010, our net cash provided from financing activities amounted to $936,535 which resulted from proceeds from the sale of common stock of $1,033,447 and proceeds from short-term loans of $27,500, offset by payments for convertible notes payable of $20,000, payments of short-term loans of $5,000 and payments for the bank loan of $99,412.

Commitments

Lease Agreements

The Company leases approximately 5,000 square feet of office and warehouse space at 10019 Canoga Ave under a lease agreement which extends through February 1, 2012.  Monthly rent under the extended lease agreement is $4,250 per month.  The Company has a security deposit of $9,500 associated with this lease.

Future minimum lease payments under non-cancelable operating leases are as follows.

Year Ended
June 30,

2011 (remainder of)	12,750
2012	29,750
Total	$42,500

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

Our CEO and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2011.

On April 30, 2008, our wholly owned subsidiary entered into an employment agreement with Varvara Grichko, a member of the Board of Directors.  For any technologies invented by Ms. Grichko, the Company shall pay a royalty of 5% of revenues received relating to patents in which she is a named inventor in the first year and 3% in subsequent years from licensing, leasing, or rental revenues associated with patents assigned from the employee.

Licensing Agreement

On November 1, 2010 we signed a Technology License, Marketing &Collaboration Agreement with N.V. Desmet Ballestra Group S.A. (“Desmet”).  The agreement gives Desmet the exclusive worldwide license to market the CTI Nano Reactor System (“CTI System”) in the field of vegetable oil processing (the “Licensed Field”). Under this Agreement, Desmet is responsible for marketing the CTI System to end users in the Licensed Field, as well as the construction, installation and maintenance of the system.  In consideration for services rendered, we agreed to pay Desmet a fee.  We intend to generate revenues from the licensing of systems.  This agreement supersedes a previous agreement between the parties signed January 15, 2010.

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

 Changes in Internal Control Over Financial Reporting

There were no changes in financial control over financial reporting during the third quarter of fiscal 2011 that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

We know of no material, existing or pending legal proceeding against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Since our previous disclosure in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, the following is a listing of unregistered security activity during the quarter ended March 31, 2011.

Sales of Restricted Common Stock

On January 10, 2011, we issued 110,000 shares of common stock to Anita McCormick for a total purchase price of $12,100. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned purchaser.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On February 14, 2011, we issued 70,000 shares of common stock to Suzahnna Tepper for a total purchase price of $7,000.  These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned purchaser.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On February 14, 2011, we issued 100,000 shares of common stock to Constance Troncale for a total purchase price of $10,000.  These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned purchaser.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On February 14, 2011, we issued 150,000 shares of common stock to Kathleen Eliot for a total purchase price of $15,000.  These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned purchaser.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On February 14, 2011, we issued 250,000 shares of common stock to Janice Tamoto for a total purchase price of $25,000.  These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned purchaser.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On February 14, 2011, we issued 350,000 shares of common stock to AM PM Appliance Co. for a total purchase price of $35,000.  These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned purchaser.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On February 14, 2011, we issued 2,000,000 shares of common stock to Star Funding, LLC for a total purchase price of $200,000.  These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned purchaser.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On March 2, 2011, we issued 100,000 shares of common stock to Gerald Healy for a total purchase price of $10,000.  These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned purchaser.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On March 2, 2011, we issued 100,000 shares of common stock to Charles Collier for a total purchase price of $10,000.  These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned purchaser.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On March 2, 2011, we issued 90,000 shares of common stock to Marlyce Nessan for a total purchase price of $9,000.  These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned purchaser.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On March 10, 2011, we issued 100,000 shares of common stock to Jacquelyn A. Skelly for a total purchase price of $10,000.  These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned purchaser.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On March 10, 2011, we issued 76,923 shares of common stock to Siobhan M. Cyr for a total purchase price of $5,000.  These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned purchaser.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

Issuance of Restricted Common Stock for Services

On January 10, 2011, we issued 31,836 shares of common stock to Michael Psomas for accounting services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On January 10, 2011, we issued 76,080 shares of common stock to Tomer Tal for legal services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On January 10, 2011, we issued 9,000 shares of common stock to Shannon Stokes for office services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On February 14, 2011, we issued 111,806 shares of common stock to Tomer Tal for legal services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On February 14, 2011, we issued 97,933 shares of common stock to Michael Psomas for accounting services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On February 14, 2011, we issued 17,644 shares of common stock to Silvio Nardoni for legal services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On February 14, 2011, we issued 50,000 shares of common stock to Kirk Wiggins for marketing and sales services.  These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On February 14, 2011, we issued 37,500 shares of common stock to James Fuller for board of director services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On February 14, 2011, we issued 200,000 shares of common stock to Pinnacle Financial Group and Services, Inc. for investor relation services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On February 14, 2011, we issued 750,000 shares of common stock to Strategic IR, LTD for investor relation services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On March 10, 2011, we issued 124,650 shares of common stock to Tomer Tal for legal services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On March 10, 2011, we issued 80,455 shares of common stock to Michael Psomas for accounting services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On March 10, 2011, we issued 14,662 shares of common stock to Silvio Nardoni for legal services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On March 22, 2011, we issued 10,000 shares of common stock to Varvara Grichko for service as a board member. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On March 22, 2011, we issued 500,000 shares of common stock to Undiscovered Equities, Inc. for investor relation services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

With the exception of Varvara Grichko, and James Fuller who are affiliates of the company, none of the aforementioned service providers are affiliates of the Company.

Issuance of Convertible Notes Payable

On February 1, 2011, we issued convertible promissory notes to the Tripod Group, LLC, (the “Tripod Notes”) for an aggregate total amount of $61,212.  The Tripod Notes bear interest at a rate of 6% per annum and have a maturity date of February 1, 2012.  The holder of the notes may elect to convert the outstanding principal and accrued interest into shares of the Company’s common stock at any time at a conversion price equal to 65% of the lowest closing bid price of any of the four trading days prior to the conversion.  During the quarter ended March 31, 2011, $25,917 of the outstanding principal balance of the Tripod Notes was converted into 263,790 shares of common stock.

On February 8, 2011, the Company issued a convertible promissory note payable to Asher Enterprises, Inc., (the “Asher Note”), in the amount of $42,500.  The Asher Note bears interest at a rate of 8% per annum and matures on November 10, 2011.  The holder of the note may elect to convert principal and accrued interest into shares of common stock at any time at a conversion price equal to 58% of the average lowest closing bid prices of the Company’s common stock for 3 of any 10 trading days prior to conversion.

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

Item 4 – (Reserved and Removed)

Item 5 – Other Information

None

Item 6 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated by reference.

				Incorporated by Reference
		Filed
Exhibit	Exhibit Description	Herewith	Form	Pd. Ending	Exhibit	Filing Date

3(i)(a)	Articles of Incorporation - original name of Bioenergy, Inc.		SB-2	N/A	3.1	October 19, 2006
3(i)(b)	Articles of Incorporation - Amended and Restated		10-Q	December 31, 2009	3-1	February 17, 2009
3(i)( c )	Articles of Incorporation - Amended and Restated		10-Q	June 30, 2009	3-1	May 14, 2009
3(i)(d)	Articles of Incorporation - Amended; increase in authorized shares		8K	N/A	N/A	October 29, 2009
3(i)(e)	Articles of Incorporation - Certificate of Amendment; forward split		10Q	September 30, 2009	3-1	November 16, 2009

3(ii)(a)	By-laws - originally Bioenergy, Inc.		SB-2	N/A	3.2	October 19, 2006

10.1	Site User License		8-K	N/A	99.1	April 19, 2011
10.2	Licensing agreement		10-Q	December 31, 2010	10.1	February 11, 2011
10.3	CFO agreement		10-Q	December 31, 2010	10.2	February 11, 2011
10.4	Employment Agreement		10-Q	December 31, 2010	10.3	February 11, 2011
10.5	Employment Agreement		10-Q	December 31, 2010	10.4	February 11, 2011
10.6	Assignment of Patent Assignment Agreement		8K	N/A	10.3	May 18, 2010
10.7	Assignment of Patent Assignment Agreement		8K	N/A	10.4	May 18, 2010
10.8	Patent Assignment Agreement		8K	N/A	10.1	May 18, 2010
10.9	Patent Assignment Agreement		8K	N/A	10.2	May 18, 2010
10.10	Royalty Waiver Letter	X
10.11	Royalty Waiver Letter	X

31.1	Certificat of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certificat of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted	X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted	X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ Roman Gordon	Chief Executive Officer and Director	May 13, 2011
Roman Gordon	(Principal Executive Officer) Chairman of the Board

/s/ Igor Gorodnitsky	President	May 13, 2011
Igor Gorodnitsky

/s/ R.L. Hartshorn	Chief Financial Officer	May 13, 2011
R.L. Hartshorn	(Principal Financial Officer and Accounting Officer)