Form 10-K
period 2011-06-30
Cavitation Technologies, Inc.
filed 2011-09-28
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.101 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant by reference to the price at which the common equity was last sold, or of the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completely second fiscal quarter: $13,979,640 as of December 31, 2010 based on the closing price of $0.15 per share and 93,197,601 non-affiliate shares outstanding.

The registrant had 156,945,858 shares of common stock outstanding September 20, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

CAVITATION TECHNOLOGIES, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2011

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

PART I

ITEM 1.  BUSINESS

Hydrodynamic Technology, Inc. was incorporated January 29, 2007 as a California corporation. It is a wholly owned subsidiary of Cavitation Technologies, Inc. (referred to herein, unless otherwise indicated, as “the Company,” “CTi,” “we,” “us,” and “our”) a Nevada corporation originally incorporated under the name Bio Energy, Inc.  Cavitation Technologies, Inc. has developed, patented, and commercialized proprietary technology for processing soybean oil through a device called the Nano Neutralization™ Reactor (the “Reactor”). The Reactor is the critical component of the Nano Neutralization System which is designed to reduce operating costs and increase yields in the refining of vegetable oils.

Our investment in research and development (“R&D”) since inception on January 29, 2007 through June 30, 2011 is $5,288,394 including $4,308,803 paid in restricted stock primarily to service providers. This investment in R&D has led to potential commercial products including the NANO Neutralization System and the Bioforce 9000 NANO Reactor System which performs transesterification during the production of crude biodiesel. The NANO Neutralization system accounted for 96% of total annual revenue of $589,926 recorded in fiscal 2011. Both the NANO Neutralization System and the Bioforce 9000 employ our proprietary, patented and patents pending, continuous flow-through, hydrodynamic NANO Technology in the form of our NANO Reactor (the “Reactor”). Our reactor process can create particles smaller than one micron (nano particles) and bonds these particles at the molecular level. The Reactor has no moving parts, operates continuously, and is easily scalable to high volumes.

Vegetable Oil Refining

The NANO Neutralization System™ with our embedded NANO Refining Technology is designed to be used in the vegetable oil refining process to refine crude vegetable oils such as soybean, rapeseed, and canola into high quality refined oils.  The finished products derived from the process are used for human consumption and for animal feed.  The global demand for vegetable oil has grown consistently at a rate of about 5.6% p.a. from 84.5 million metric tons in 1999 to 146.9 million metric tons in 2010.

We are focused on the soybean oil refining segment of the market. During the soybean oil refining process, there is a certain volume of oil that is lost and remains trapped in gums (impurities), thus reducing the amount of oil produced. The Reactor is designed to improve the efficiency of this process by decreasing the amount of oil that is lost, resulting in a higher oil yield. In addition, traditional refining methods use chemicals to purify oil. The Company’s Reactor requires significantly less chemicals. As a result, the Company’s proprietary technology can both decrease costs and increase oil yield by reducing the use of chemicals and treatment products needed to purify the oil.

Our environmentally friendly Reactor has proven to significantly reduce refining costs, increase oil yield, and limit the amount of chemical additives in certain liquid process applications.  The Company’s first pilot test of our NANO Neutralization System was conducted between May and November of 2010 at Carolina Soya, a 200 metric ton/day crude soy oil refining plant in Estill, South Carolina. The system was successful in reducing the amount of chemicals used in the refining process and in increasing oil yield. The system operated 7 months during which we received monthly rental payments totaling $35,000 which is reflected in Revenue for the year ended June 30, 2011. This plant was subsequently sold to another owner who no longer operates the plant as a soybean oil refinery.

In March 2011, the Company completed a second pilot test at a 450 mtpd oil refining plant in Salisbury, Maryland. Again the system demonstrated the ability to significantly reduce the use of chemicals in the refining process. The customer purchased the NANO Neutralization System (with our embedded Reactor) at the conclusion of the test period. The associated revenue was recognized during the year ended June 30, 2011. This customer has agreed to serve as a showcase for the System/Reactor and allow potential customers to tour their facility.

In April 2010 we signed a memorandum of understanding with a vegetable oil refining plant located in Minnesota for pilot testing a 40 GPM NANO System on a production line that processes 200 ton/day of de-gummed oil. As of September 2011, we have completed testing with this prospect, and are awaiting their decision whether or not to buy the system. No revenue has been recognized on this transaction.

Renewable Fuels

Our fully automated Bioforce 9000 NANO Reactor Skid System performs the transesterification process during the production of biodiesel; that is, it converts mono-, di-, and tri-glycerides contained in feedstock (such as animal fats and vegetable oils) into methyl esters (crude biodiesel). Given the conditions of the global biodiesel market as well as the limited resources of our company, we do not intend to focus significant resources to the development of this market in the foreseeable future.  Instead, we plan to focus the bulk of our resources on developing our NANO Neutralization System ™ line of business.

Distribution Methods

Based on the results at these two soybean oil refineries in reducing the use of chemicals and improving oil yield, we intend to license our technology globally through a distribution network of strategic partners who are recognized leaders in the markets they serve and who design, build, install and recommend our systems in the markets in which our technology can be applied. On November 1, 2010 after significant joint testing of our Reactor, we signed a global Technology License, Marketing & Collaboration Agreement with the n.v. Desmet Ballestra Group s.a. (Desmet) who is actively marketing the NANO Neutralization System the key component of which is the Company’s Reactor to soybean oil refiners.

The Company and Desmet have worked together to determine the appropriate sales approach and installation process. The Company’s Reactor is designed to be used as an add-on process to an existing neutralization system within soybean and other vegetable oil refineries. Desmet is now focused on marketing the Company’s Reactor to soybean oil refiners to help them increase profits through cost savings and improved oil yields. Desmet purchases the Reactor from the Company and installs it as part of an integrated neutralization system. Based on extensive lab testing and successful commercial implementation, Desmet is guaranteeing the Reactor’s performance and ROI to any facility that purchases and installs it. We are therefore substantially dependent on Desmet to identify prospects, complete sales contracts, install the system and manage relationships with end-users.  CTi will focus on developing additional Nano Reactor applications and managing the intellectual property issues associated with new developments.

Desmet is a global leader in providing engineering services and equipment for oil refining, biofuel, oleochemical, seed crushing, surfactant and detergent markets. Desmet supplies these markets with competitive services based on the latest globally sourced technologies.  Desmet generates more than $500 million in annual revenue.  Since its founding in 1946, Desmet has built a global network that includes 1,300 employees, 17 global and 8 representative offices, and more than 5,700 lines in a variety of applications. Desmet operates a separate division for each of the above markets and the Desmet Oils & Fats division has supplied small and large plants to approximately 1,700 oil millers in 150 countries, covering over 6,000 process sections. We have developed a relationship with the North American arm of Desmet which operates in each of these markets and provides the Company with other potential opportunities such as palm oil refining.

Desmet has relationships with major refiners and is initially marketing the Reactor to soybean oil refineries in the U.S., South America and Europe with the goal of ultimately making the NANO Neutralization System™ a standard for new refineries. A significant portion of global soybean refineries include major refiners such as Archer Daniels Midland Company, Cargill, Inc. and Bunge Limited. Desmet has several senior sales representatives dedicated to selling the Reactor in North America, South America, and Europe. In order to retain the exclusivity granted to them by our Agreement, Desmet has committed to installing a specified number of Reactors by June 30, 2012, June 30, 2013, and June 30, 2014.

In addition, we believe our proprietary technology is applicable to other segments of the vegetable oil refining market such as rapeseed oil, sunflower seed oil and palm oil which together totaled over half of the world vegetable oil production in 2010. Desmet has begun to market the Reactor to refiners of these oils and has identified pilot plants in North and Latin America, Europe and Asia. The Company expects to install Reactors for testing in these pilot plants during fiscal 2012.

Customers

Four customers generated 100% of our revenue for fiscal 2011. These four customers are not expected to be repeat customers.

We rely exclusively on our strategic partnership with Desmet to market, and distribute our Reactors to new customers.

Sources and availability of raw materials and the names of principal suppliers

We have historically sourced reactor components from various domestic and international suppliers including Canyon Engineering and Strategic IR with whom we have no long term contracts, agreements, or commitments. They provide parts as directed. We believe it would take approximately 60 days to find a new supplier, if necessary.

Competition

Our competitors in the soybean oil refining business are a myriad of companies both large and small that provide equipment and technology to oil refiners.  These include 4 or 5 known companies that have longer operating histories and stronger financial capabilities. The soybean oil refining business is a highly competitive commodity market where the low-cost producer has the advantage. We intend to compete by offering solutions that help our clients remain or become a low-cost producer.  With limited new technology introduced in the last 50 years, the Reactor provides a unique opportunity for refiners to increase margins. We differentiate ourselves by the designs, processes, and applications described in our issued and allowed patents, and in our patent pending applications. We compete by offering solutions that we believe can reduce operating expenses and increase yield vis-à-vis current technology.

Patents

Our Cavitation Generator patent was issued during fiscal 2011, and is being amortized over an estimated useful life of four years. The patent has a duration through February 27, 2029. We also have an allowed patent for our Multi-State Cavitation Device that was issued August 22, 2011. In addition, we have eight US and five  PCT/ international patent applications pending which apply to the design of the Company’s Reactor and the processes related thereto. Based on lab tests, the Company believes its proprietary technology can be applied to other liquid processing industries where there is a need to solve environmental problems, reduce operating costs, and/or improve quality and yield. The Company’s issued and allowed patents and pending patents support potential applications of the Company’s proprietary technology in markets which include, but are not limited to, vegetable oils refining, renewable fuel production, alcoholic beverage enhancement, water purification, and algae oil extraction. In addition, we believe our proprietary technology can also be applied to fuel mixing and crude oil refining. During fiscal 2011, we received the “CE Marking” certification which allows us to market our systems in the European Union.

Our success will depend in part on our ability to obtain patents, maintain trade secrets, and operate without infringing on the proprietary rights of others both in the United States and other countries. There can be no assurances that patents issued to CTi will not be challenged, invalidated, or circumvented, or that the rights granted hereunder will provide proprietary protection or competitive advantage to CTi. We plan to continue to invest in R&D and file for new and improved patents on a regular basis.

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with our President and former CEO, and current CTO, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and CTO have been assigned to the Company.  In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of the CTO and President for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010.  The Company’s CTO and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2011.

On April 30, 2008 (as amended November 22, 2010), our wholly owned subsidiary entered into an employment agreement with Varvara Grichko who became a member of the Board of Directors in September 2010.  Mrs. Grichko shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which Mrs. Grichko was the legally named inventor, and 3% of actual gross royalties received by the Company from the patent in each subsequent year.

Governmental Approval and Regulations and Environmental Compliance

Due to the nature of our products, we have incurred no costs with respect to environmental compliance with federal, state, and local laws.

To our knowledge, our products do not require governmental approval, and we do not foresee that governmental regulations will have a material impact on our business.

Employees

We have four total and full-time employees and have engaged approximately 40 consultants and independent contractors over the past two years. We work closely with employees and consultants comprised of experienced professionals who are chemists, civil, chemical, and mechanical engineers with expertise in hydrodynamic cavitation, nano technology, water treatment, and biotechnology. These individuals hold Ph.Ds in Chemistry and Biology as well as degrees in Civil, Chemical, and Mechanical Engineering.

ITEM 1A.  RISK FACTORS

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

		HIGH	LOW

Fiscal 2010	First Quarter	$0.31	0.21
	Second Quarter	0.38	0.22
	Third Quarter	0.26	0.16
	Fourth Quarter	0.21	0.13

		HIGH	LOW

Fiscal 2011	First Quarter	$0.19	0.13
	Second Quarter	0.15	0.10
	Third Quarter	0.15	0.09
	Fourth Quarter	0.12	0.09

We became a public company through a share exchange that was effected in October 2008. The first day of public trading of our stock was November 11, 2008.  Since our fiscal year end was changed to June 30, public trading of our stock began in the second quarter of fiscal 2009.  As of September 20, 2011, there were approximately 1100 holders of record of our Common Stock.

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

Our Series A Preferred Stock bears a 6% cumulative dividend per annum.  Dividends may be paid in cash or in additional shares of Series A Preferred Stock, at the Company’s preference. Accumulated dividends at June 30, 2011 amounted to $13,733.

Securities Authorized for Issuance under Equity Compensation Plans

None

Unregistered Sales of Equity Securities and Use of Proceeds

Since our previous disclosure in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 16, 2011, the following is our unregistered security activity.

Issuance of Convertible Notes Payable

On June 6, 2011, the Company issued a convertible promissory note payable to Asher Enterprises, Inc. in the amount of $47,500.  The Asher Note bears interest at a rate of 8% per annum and matures on March 8, 2012.  The holder of the note may elect to convert principal and accrued interest into shares of common stock at any time at a conversion price equal to 61% of the average lowest three trading prices of the Company’s common stock for the 10 trading days prior to conversion.

We have granted the above securities in reliance on Section 4(2) of the Securities Act of 1933, as amended. These convertible promissory notes were not offered via general solicitation to the public but solely to the aforementioned service provider.  No sales commissions or other remuneration was paid in connection with these issuances.

Issuance of Common Stock for Conversion of Indebtedness

On April 4, 2011, we issued 59,829 shares of common stock to Tripod Group, LLC as conversion of $3,500 in principal of outstanding convertible notes payable.  On April 5, 2011, we issued an additional 24,376 shares of common stock to Tripod Group, LLC as conversion of $1,217 in principal of outstanding convertible notes payable, along with $209 in accrued interest.  These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

Issuance of Restricted Common Stock for Services

On April 1, 2011, we issued 101,036 shares of common stock with a value of $10,104 to Michael Psomas for accounting services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On April 1, 2011, we issued 23,341 shares of common stock with a value of $2,334 to Tomer Tal for legal services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On April 1, 2011, we issued 79,435 shares of common stock with a value of $7,944 to Kelly Lowry & Kelley, LLP for legal services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On April 1, 2011, we issued 9,000 shares of common stock with a value of $900 to Shannon Stokes for office services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On April 1, 2011, we issued 200,000 shares of common stock with a value of $20,000 to Sonia Luna for Sarbanes Oxley consulting services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On April 1, 2011, we issued 70,000 shares of common stock with a value of $7,000 to Varvara Grichko for research and development services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On April 1, 2011, we issued 333,333 shares of common stock with a value of $33,333 to Strategic IR for investor relation services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On May 17, 2011, we issued 124,114 shares of common stock with a value of $12,411 to Michael Psomas for accounting services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On May 17, 2011, we issued 64,589 shares of common stock with a value of $6,459 to New Venture Attorneys, PC for legal services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On May 17, 2011, we issued 37,500 shares of common stock with a value of $3,750 to James Fuller for board of director services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On May 17, 2011, we issued 50,000 shares of common stock with a value of $5,000 to Kirk Wiggins for marketing and sales services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On June 13, 2011, we issued 66,174 shares of common stock with a value of $6,617 to Michael Psomas for accounting services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On June 13, 2011, we issued 107,750 shares of common stock with a value of $10,775 to New Venture Attorneys, PC for legal services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On June 13, 2011, we issued 10,000 shares of common stock with a value of $1,000 to Varvara Grichko for board of director services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On June 13, 2011, we issued 150,000 shares of common stock with a value of $15,000 to Sonia Luna for Sarbanes Oxley consulting services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On June 14, 2011, we issued 3,000,000 shares of common stock with a value of $254,595 to Bioworld  Management Ltd. for research and development services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On June 14, 2011, we issued 2,000,000 shares of common stock with a value of $169,730 to Strategic IR, Inc. for marketing and investor relation services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On June 14, 2011, we issued 3,096,990 shares of common stock with a value of $273,375 to Star Funding, Inc. for marketing and investor relation services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  These shares were not offered via general solicitation to the public but solely to the aforementioned service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

With the exception of Varvara Grichko and James Fuller, who are affiliates of the company, none of the aforementioned service providers are affiliates of the Company.

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

Overview of Our Business

We have developed, patented, and commercialized proprietary technology for processing soybean oil through a device called the Nano Neutralization™ Reactor (the “Reactor”). The Reactor is the critical component of the Nano Neutralization System which is designed to reduce operating costs and increase yields in the refining of vegetable oils.  During the year ended June 30, 2011, we recorded revenue of $589,926. Our cumulative loss since inception on January 29, 2007 is $16,669,663, including $11,530,601 in common stock issued for services.  Cumulative net cash used in operating activities of $3,421,456was funded largely with $3,822,760 in cash provided from financial activities, including proceeds of $725,000 from the sale of preferred stock, $2,104,688 from the sale of common stock, $386,212 in proceeds from convertible debt, and $486,110 in a bank loan.  Our investment in research and development since inception on January 29, 2007 through June 30 2011 is $5,288,394, including $4,308,803 paid in restricted stock primarily to service providers.  We have four full-time employees and no part-time employees.

The company is focused on merchandising our NANO Neutralization System – a vegetable oil refining  system that employs our proprietary continuous flow-through, hydrodynamic NANO Technology in the form of our multi-stage NANO Series of reactors. The target market for our systems includes refiners who process vegetable oils including soybean oil. The finished product is used for human consumption as well as animal feed. Refer to Part I, Item 1 for a more detailed discussion.

Management’s Plan

We are a development stage entity engaged in merchandising our NANO Neutralization System which is designed to help refine vegetable oils such as soybean, canola, and rapeseed.  Our near term goal is to successfully merchandise our systems. We have no significant operating history and, from January 29, 2007, (inception), through June 30, 2011, generated a net loss of $16,669,663.  We also have negative cash flow from operations and negative net equity. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.

Management’s plan is to generate income from operations by licensing our technology globally through our strategic partner, the Desmet Ballestra Group. We will also attempt to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. The accounting policies and estimates described below are those CTi considers most critical in preparing its consolidated financial statements. The following is a review of the accounting policies and estimates that include significant judgments made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used instead.

Note 3 to the financial statements includes a summary of the CTi’s significant accounting policies, estimates, and methods used in the preparation of CTi’s financial statements.

Recoverability of Intangible and Long-Lived Assets

Management believes that the accounting estimate related to the recoverability of its intangible and long-lived assets is a “critical accounting estimate” because significant changes in the assumptions used to develop the estimates could materially affect key financial measures, including net income and non-current assets.

Testing intangible and long-lived assets for impairment involves a high degree of judgment due to the assumptions that underlie the undiscounted cash flows analysis. In accordance with ASC 350-30, we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount.  Impairment, if any, is based on the excess of the carrying amount over the fair value based on market value when available or discounted expected cash flows of those assets and is recorded in the period in which the determination is made. Management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products under development will continue. Either of these could result in future impairment of long-lived assets.

Share-Based Compensation

We account for our share-based compensation in accordance ASC 718-20. Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as an expense over the requisite vesting period.

Determining the fair value of share-based awards at the measurement date requires judgment, including estimating the expected term that stock options and warrants will be outstanding prior to exercise, the associated volatility, and the expected dividends. CTi estimates the fair value of options granted using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of CTi’s stock for a period approximating the expected life, and the risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues approximating the expected life. Judgment is also required in estimating the amount of share-based awards that will be forfeited prior to vesting. CTi believes that these assumptions are “critical accounting estimates” because significant changes in the assumptions used to develop the estimates could materially affect key financial measures, including net income.

Income Taxes

Management believes that the accounting estimate related to income taxes is a “critical accounting estimate” because significant judgment is required in interpreting tax regulations in the US, evaluating CTi’s uncertain tax positions, and assessing the likelihood of realizing certain tax benefits. Actual results could differ materially from those judgments, and changes in judgments could materially affect CTi’s consolidated financial statements.

We account for income taxes in accordance with ASC 740-10. We recognize deferred tax assets and liabilities to reflect the estimated future tax effects, calculated at expected future tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates on the date of enactment.

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

In the normal course of business, CTi may be audited by federal and state tax authorities. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on CTi’s financial statements.

Results of Operations

The following is a comparison and analysis of our results of operations for the years ended June 30, 2011 and 2010.

	For the Years Ended
	June 30,
	2011	2010	$ Change	% Change

Revenue	$589,926	$-	$589,926	100.0%
Cost of revenue	91,144	-	91,144	100.0%
Gross profit	498,782	-	498,782	100.0%
General and administrative expenses	3,029,912	5,675,627	(2,645,715)	-46.6%
Research and development expenses	664,994	2,184,902	(1,519,908)	-69.6%
Total operating expenses	3,694,906	7,860,529	(4,165,623)	-53.0%
Loss from operations	(3,196,124)	(7,860,529)	4,664,405	-59.3%
Interest expense and other	(99,304)	(335,933)	236,629	-70.4%
Net loss	$(3,295,428)	$(8,196,462)	4,901,034	-59.8%

Revenue

During the year ended June 30, 2011, revenue of $589,926 was related largely to our vegetable oil refining line of business. This consisted primarily of a transaction completed in March 2011 with a customer located in Maryland for a NANO Neutralization System for $341,326 as well as a licensing agreement that we completed in December 2010 with a customer located in North Carolina for a 10 gallons/minute NANO Neutralization System for $187,600.  In addition, we recognized revenue of $35,000 associated with the rental of a NANO Neutralization System and $26,000 related to the sale of a Bioforce 9000 Reactor Skid System.  We recognized no revenue during the year ended June 30, 2010.

Cost of Revenue

During the year ended June 30, 2011, our cost of revenue amounted to $91,144 which was the result of the revenue transactions described above.  We had no cost of revenue during the year ended June 30, 2010 as we recognized no revenue during that period.

Operating Expenses

Our operating expenses for the year ended June 30, 2011 amounted to $3,694,906 compared with $7,860,529 in 2010, a decrease of $4,165,623 or 53.0%. The decrease in general and administrative expenses in 2011 of $2,645,715, or 46.6%, was due largely to a one-time issuance of 5,000,000 shares valued at $1,050,000 for marketing consulting services in February 2010. The decrease in research and development expenses of $1,519,908, or 69.6%, was primarily due to a one-time issuance of restricted common stock to three consultants in July 2009 as compensation for research and development activities performed on the design and development of our NANO Neutralization System used for refining vegetable oil.

Interest Expense and Other

Interest expense and other consists of interest expense and change in value of derivatives.

Our interest expense for the year ended June 30, 2011 decreased by $236,629 as compared to 2010.  The decrease was primarily attributable to two charges in fiscal 2010 which did not occur in fiscal 2011:  a beneficial conversion feature of $63,601 resulting from the modification of convertible notes payable as well as $223,137 associated with the issuance of convertible debt. Specifically, on June 1, 2010, Snapshot, Ltd., a holder of Company debt securities agreed to convert an outstanding note payable into shares of the Company’s common stock at a conversion rate of $0.10 per share.  As a result, the Company issued 2,789,217 shares of common stock as payment of the note payable of $278,922.  A resulting charge on the conversion of the note payable of $223,137 was recorded, representing the difference between the market value of the stock issued and the book value of the note payable. These two transactions resulted in $286,738 of interest expense in fiscal 2010 that did not occur in fiscal 2011. Interest expense in fiscal 2011 consisted largely of $39,973 for the bank loan, $34,724 for the amortization of discounts on the issuance of convertible notes payable as well as $19,197 associated with the change in the value of derivatives.

During the year ended June 30, 2011, we issued convertible notes payable amounting to a gross face value of $151,212.  By virtue of the variable conversion ratios contained in the provisions of the agreements, the conversion features of the notes are a derivative under ASC 815-40, Derivatives and Hedging.  Accordingly, the value of the beneficial conversion feature has been classified as a derivative liability on the accompanying balance sheet.  On a quarterly basis, the value of the beneficial conversion feature is adjusted and reflected in derivative liability on the balance sheet.  As of June 30, 2011, the aggregate value of the Derivative Liability associated with the above notes amounted to $121,679.  The initial aggregate Derivative Liability value upon the issuance dates amounted to $102,482.  The increase of $19,197 is recorded in Interest Expense and Other for the year ended June 30, 2011.  There was no such expense in 2010.

Liquidity and Capital Resources

CTi’s primary sources of liquidity have been issuances of restricted common stock and warrants to service providers, sale of common stock for cash, issuances of convertible promissory notes, and short-term loans from related parties and a strategic partner.

See Note 7, “Convertible Notes Payable,” Note 8 “Related Party Short-Term Loans,” Note 9, “Short-Term Loans,” and Note 10, “Stockholder’s Equity” for more information.

CTi’s ability to continue to issue restricted common stock and warrants in exchange for services may be adversely affected by the performance of our stock price. Additionally, CTi’s ability to issue long-term debt and obtain short-term loans may be negatively impacted by domestic economic conditions that create a tight credit environment, particularly for development stage companies.

It is our intention to rely less on the issuance of stock as payment to service providers, and more on cash generated from operations by licensing our technology globally through our strategic partner, Desmet. The Company received advances from Desmet to assist with funding the production of specific CTi Systems.  The Company has agreed to pay these amounts at the time the systems are sold or licensed.  These amounts are reflected as advances on the accompanying consolidated balance sheets as of June 30, 2011 and 2010.  As of June 30, 2011 and 2010, the Company had $36,533 and $17,262, respectively, of advances outstanding.

Sources and Uses of Cash

During fiscal 2011, we generated a gross profit of $498,782 compared with $0 in fiscal 2010. During fiscal 2011, our net loss amounted to $3,295,428 including non-cash operating expenses of $2,711,135 arising primarily from common stock and warrants issued for services. Net cash used in operating activities in 2011 of $614,188 was used largely to pay salary and related expenses of $377,037, professional fees to attorneys and accountants of $124,721, R&D of $111,267, consultant fees of $88,100, as well as interest on bank debt of $39,973.

During fiscal 2010, our net loss amounted to $8,196,462 including non-cash operating expenses of $6,924,014 arising primarily from common stock and warrants issued for services.  We generated no revenue, and our net cash used in operating activities of $1,025,761 was used largely to pay salary related expenses of $436,853, professional service fees such as attorneys and accountants of $262,909, as well as interest on bank debt of $46,701.

Net cash used in investing activities during fiscal 2011 amounted to $123,366 including $81,038 for the customization of demonstration systems and $42,328 for patent filing costs.  This was comparable to fiscal 2010 when we invested $187,787 including $23,820 for property and equipment, $71,683 for the customization of systems, and $92,284 in patent filing costs.

Fiscal 2011 net cash provided by financing activities of $752,063 included proceeds from the sale of common stock of $572,741, convertible notes payable of $151,212, and short-term loans of $90,750.  These proceeds were offset by $38,640 in payments on borrowings from our bank loan as well as a repayment of $24,000 for short term loans. Fiscal 2010 net cash provided by financing activities of $1,208,780 included proceeds from the sale of common stock of $1,231,947 and short-term loans of $109,000.  These proceeds were offset by $112,167 in payments on borrowings from our bank loan as well as repayment of $20,000 in convertible notes payable.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cavitation Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Cavitation Technologies, Inc. (a development stage company) as of June 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended June 30, 2011 and 2010, and the period from January 29, 2007 (inception date) through June 30, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cavitation Technologies, Inc. as of June 30, 2011 and 2010, and the results of its operations and its cash flows for the years ended June 30, 2011 and 2010 and the period from January 29, 2007 (inception date) through June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses in developing its business and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rose, Snyder & Jacobs

Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California
September 26, 2011

Cavitation Technologies, Inc
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	June 30,
	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$14,779	$270
Inventory	92,475	-
Prepaid expenses and other current assets	3,337	3,158
Total current assets	110,591	3,428

Property and equipment, net	159,344	69,605
Deferred costs	-	71,683
Patents, net	118,153	92,284
Other assets	9,500	9,500
Total assets	$397,588	$246,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$-	$2,747
Accounts payable	143,949	160,179
Accrued expenses	54,745	75,656
Accrued payroll	149,316	83,051
Advances	36,533	17,262
Deferred revenue	16,951	33,499
Convertible notes payable, net of discounts	52,852	-
Derivative liability	121,679	-
Related party short-term loan	15,750	-
Short-term loan	60,000	109,000
Bank loan	486,110	524,750
Total current liabilities	1,137,885	1,006,144

Commitments and contingencies, Note 12

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 111,111 shares issued and outstanding as of June 30, 2011 and 2010, respectively	111	111
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 153,799,715, shares and 130,581,562 shares are issued and outstanding as of June 30, 2011 and June 30, 2010, respectively	153,800	130,582
Additional paid-in capital	15,954,280	12,656,723
Deficit accumulated during the development stage	(16,848,488)	(13,547,060)
Total stockholders' deficit	(740,297)	(759,644)
Total liabilities and stockholders' deficit	$397,588	$246,500

See accompanying notes, which are an integral part of these financial statements

Cavitation Technologies, Inc
(A Development Stage Company)
Consolidated Statements of Operations

			January 29, 2007,
			Inception,
	For the Years Ended		Through
	June 30,		June 30,
	2011	2010	2011

Revenue	$589,926	$-	$589,926
Cost of revenue	91,144	-	91,144
Gross profit	498,782	-	498,782
General and administrative expenses	3,029,912	5,675,627	11,292,282
Research and development expenses	664,994	2,184,902	5,288,394
Total operating expenses	3,694,906	7,860,529	16,580,676
Loss from operations	(3,196,124)	(7,860,529)	(16,081,894)
Interest expense and other	(99,304)	(335,933)	(587,769)
Net loss	$(3,295,428)	$(8,196,462)	$(16,669,663)
Deemed dividends to preferred stockholders	(6,000)	(6,000)	(178,825)
Net loss available to common stockholders	$(3,301,428)	$(8,202,462)	$(16,848,488)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.02)	$(0.07)

Weighted average shares outstanding:
Basic and Diluted	139,150,615	114,739,605

See accompanying notes, which are an integral part of these financial statements

Cavitation Technologies, Inc
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Deficit

						Deficit
						Accumulated
						During the
	Series A Preferred		Common Stock		Additional Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at inception, January 29, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued as payment for services on January 29, 2007			42,993,630	42,994	(21,994)		21,000
Common stock issued as payment for services on March 31, 2008			6,428,904	6,429	1,123,971		1,130,400
Common stock issued as payment for services on April 16, 2008			51,180	51	8,949		9,000
Common stock issued as payment for services on April 22, 2008			102,360	102	17,898		18,000
Common stock issued as payment for services on June 18, 2008			3,787,320	3,788	662,212		666,000
Common stock sold for cash on June 30, 2008			2,047,200	2,047	497,953		500,000
Amortization of discount on convertible preferred stock					47,879	(47,879)	-
Net loss						(2,681,782)	(2,681,782)

Balance at June 30, 2008	-	$-	55,410,594	$55,411	$2,336,868	$(2,729,661)	$(337,382)

Common stock sold in connection with reverse merger for cash on October 3, 2008			2,149,560	2,150	122,850		125,000
Preferred stock sold for cash on March 17, 2009	111,111	111			99,889		100,000
Preferred stock - beneficial conversion feature					11,111	(11,111)	-
Common stock sold for cash on April 22, 2009			499,998	500	99,500		100,000
Common stock sold for cash on June 4, 2009			499,998	500	99,500		100,000
Common stock sold for cash on June 22, 2009			300,000	300	49,700		50,000
Common stock sold for cash on June 30, 2009			300,000	300	49,700		50,000
Bio common stock outstanding before reverse merger on October 3, 2008			27,840,534	27,840	(27,840)		-
Common stock issued as payment for services on September 22, 2008			150,000	150	17,850		18,000
Common stock issued as payment for services on December 3, 2008			450,000	450	187,150		187,600
Common stock issued as payment for services on December 17, 2008			300,000	300	131,800		132,100
Common stock issued as payment for services on February 27, 2009			590,565	591	156,893		157,484
Common stock issued as payment for services on March 11, 2009			86,550	86	26,853		26,939
Common stock issued as payment for services on March 22, 2009			150,000	150	50,350		50,500
Common stock issued as payment for services on April 23, 2009			29,415	29	9,285		9,314
Common stock issued as payment for services on May 28, 2009			152,379	152	38,959		39,111
Common stock issued as payment for services on June 4, 2009			37,500	38	9,837		9,875
Common stock issued as payment for services on June 30, 2009			37,500	38	8,712		8,750
Warrants issued with convertible debt in December 2008, January 2009 and February 2009					49,245		49,245
Amortization of discount on convertible preferred stock					107,835	(107,835)	-
Warrants issued as payment for services on May 27, 2009					56,146		56,146
Warrants issued as payment for services on June 3, 2009					84,219		84,219
Warrants issued as payment for services on June 30, 2009					5,678		5,678
Issuance of stock options as payment for services on August 8, 2008					229,493		229,493
Issuance of stock options as payment for services on October 1, 2008					4,598		4,598
Issuance of stock options as payment for services on October 7, 2008					22,770		22,770
Issuance of stock options as payment for services on October 21, 2008					47		47
Issuance of stock options as payment for services on October 28, 2008					33		33
Issuance of stock options as payment for services on January 19, 2009					50,571		50,571
Net loss						(2,495,991)	(2,495,991)

Balance at June 30, 2009	111,111	$111	88,984,593	$88,985	$4,089,602	$(5,344,598)	$(1,165,900)

Cavitation Technologies, Inc
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Deficit (Continued)

						Deficit
						Accumulated
						During the
	Series A Preferred		Common Stock		Additional Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at June 30, 2009	111,111	$111	88,984,593	$88,985	$4,089,602	$(5,344,598)	$(1,165,900)

Common stock issued as payment for services on July 27, 2009			17,358,000	17,358	3,886,279		3,903,637
Common stock issued as payment for services on August 5, 2009			165,000	165	44,935		45,100
Common stock issued as payment for services on September 16, 2009			190,011	190	42,209		42,399
Common stock issued as payment for services on October 7, 2009			130,500	131	42,500		42,631
Common stock issued as payment for services on October 16, 2009			100,911	101	34,209		34,310
Common stock issued as payment for services on October 23, 2009			30,000	30	9,270		9,300
Common stock issued as payment for services on October 29, 2009			37,500	38	13,463		13,501
Common stock issued as payment for services on November 3, 2009			37,500	37	13,464		13,501
Common stock issued as payment for services on November 10, 2009			35,102	35	12,251		12,286
Common stock issued as payment for services on November 16, 2009			1,505,000	1,505	405,944		407,449
Common stock issued as payment for services on November 30, 2009			60,000	60	17,340		17,400
Common stock issued as payment for services on December 4, 2009			49,157	49	12,240		12,289
Common stock issued as payment for services on January 11, 2010			121,286	121	30,200		30,321
Common stock issued as payment for services on February 1, 2010			5,125,102	5,125	1,071,146		1,076,271
Common stock issued as payment for services on February 11, 2010			500,000	500	109,500		110,000
Common stock issued as payment for services on February 15, 2010			127,500	128	26,648		26,776
Common stock issued as payment for services on February 23, 2010			135,000	135	26,865		27,000
Common stock issued as payment for services on March 5, 2010			346,098	346	82,897		83,243
Common stock issued as payment for services on March 12, 2010			70,000	70	13,455		13,525
Common stock issued as payment for services on March 22, 2010			50,000	50	8,450		8,500
Common stock issued as payment for services on April 12, 2010			127,282	127	16,420		16,547
Common stock issued as payment for services on April 19, 2010			100,000	100	16,900		17,000
Common stock issued as payment for services on April 29, 2010			1,700,000	1,700	253,300		255,000
Common stock issued as payment for services on May 10, 2010			773,750	774	115,288		116,062
Common stock issued as payment for services on May 24, 2010			219,092	219	43,599		43,818
Common stock issued as payment for services on June 1, 2010			163,794	164	29,319		29,483
Common stock issued as payment for services on June 9, 2010			333,333	333	59,667		60,000
Common stock issued as payment for services on June 14, 2010			46,544	47	8,331		8,378
Common stock issued for debt and accrued interest conversion on August 7, 2009			1,122,375	1,122	189,681		190,803
Conversion feature on convertible notes payable					63,601		63,601
Common stock sold for cash on October 13, 2009			208,104	208	34,156		34,364
Common stock sold for cash on October 16, 2009			2,980,734	2,981	493,808		496,789
Common stock sold for cash on November 4, 2009			217,117	217	36,183		36,400
Common stock sold for cash on November 17, 2009			421,529	422	71,748		72,170
Common stock sold for cash on December 4, 2009			352,451	352	59,565		59,917
Common stock sold for cash on January 6, 2010			58,058	58	9,812		9,870
Common stock sold for cash on February 4, 2010			888,235	888	150,112		151,000
Common stock sold for cash on March 2, 2010			743,746	744	125,693		126,437
Common stock sold for cash on March 12, 2010			352,941	353	59,647		60,000
Common stock sold for cash on April 19, 2010			125,000	125	14,875		15,000
Common stock sold for cash on June 1, 2010			700,000	700	69,300		70,000
Common stock issued for conversion of note payable on June 1, 2010			2,789,217	2,789	276,133		278,922
Common stock sold for cash on June 24, 2010			1,000,000	1,000	99,000		100,000
Warrants issued as payment for services on July 15, 2009					13,205		13,205
Warrants issued as payment for services on February 11, 2010					131,376		131,376
Conversion feature of note payable on June 1, 2010					223,137		223,137
Dividends on preferred stock						(6,000)	(6,000)
Net loss						(8,196,462)	(8,196,462)

Balance at June 30, 2010	111,111	$111	130,581,562	$130,582	$12,656,723	$(13,547,060)	$(759,644)

Common stock issued as payment for services on July 8, 2010			349,571	350	52,086		52,436
Common stock issued as payment for services on August 3, 2010			1,854,009	1,854	350,406		352,260
Common stock issued as payment for services on August 30, 2010			75,000	75	11,175		11,250
Common stock issued as payment for services on September 8, 2010			237,192	237	35,342		35,579
Common stock issued as payment for services on October 1, 2010			473,517	474	70,554		71,028
Common stock issued as payment for services on November 1, 2010			1,020,482	1,020	131,643		132,663
Common stock issued as payment for services on November 22, 2010			100,000	100	11,900		12,000
Common stock issued as payment for services on December 7, 2010			459,056	459	50,037		50,496
Common stock issued as payment for services on January 10, 2011			116,916	117	13,913		14,030
Common stock issued as payment for services on February 14, 2011			1,264,883	1,265	137,872		139,137
Common stock issued as payment for services on March 10, 2011			219,767	220	21,757		21,977
Common stock issued as payment for services on March 22, 2011			510,000	510	50,490		51,000
Common stock issued as payment for services on April 1, 2011			816,145	816	80,799		81,615
Common stock issued as payment for services on May 17, 2011			276,203	276	27,343		27,619
Common stock issued as payment for services on June 13, 2011			333,924	334	33,058		33,392
Common stock issued as payment for services on June 14, 2011			8,096,990	8,097	689,603		697,700
Common stock sold for cash on August 3, 2010			593,211	593	58,728		59,321
Common stock sold for cash on October 1, 2010			661,000	661	78,659		79,320
Common stock sold for cash on November 1, 2010			1,400,000	1,400	142,600		144,000
Common stock sold for cash on November 22, 2010			350,000	350	41,650		42,000
Common stock sold for cash on January 10, 2011			110,000	110	11,990		12,100
Common stock sold for cash on February 14, 2011			1,920,000	1,920	190,080		192,000
Common stock sold for cash on March 2, 2011			290,000	290	28,710		29,000
Common stock sold for cash on March 10, 2011			176,923	177	14,823		15,000
Common stock issued as payment of short-term loan into stock on February 14, 2011			1,000,000	1,000	99,000		100,000
Warrants issued as payment for services on November 22, 2010					46,735		46,735
Common stock issued for conversion of note payable on February 8, 2011			30,769	31	1,967		1,998
Common stock issued for conversion of note payable on February 11, 2011			15,385	15	985		1,000
Common stock issued for conversion of note payable on February 16, 2011			26,154	26	1,674		1,700
Common stock issued for conversion of note payable on February 17, 2011			15,385	15	985		1,000
Common stock issued for conversion of note payable on February 22, 2011			21,927	22	1,475		1,497
Common stock issued for conversion of note payable on February 28, 2011			55,749	56	3,568		3,624
Common stock issued for conversion of note payable on March 7, 2011			24,796	25	1,506		1,531
Common stock issued for conversion of note payable on March 8, 2011			18,100	18	982		1,000
Common stock issued for conversion of note payable on March 14, 2011			109,783	110	5,956		6,066
Common stock issued for conversion of note payable on March 28, 2011			51,282	51	2,949		3,000
Common stock issued for conversion of note payable on March 30, 2011			59,829	60	3,440		3,500
Common stock issued for conversion of note payable on April 4, 2011			59,829	60	3,440		3,500
Common stock issued for conversion of note payable on April 5, 2011			24,376	24	1,402		1,426
Amortization of restricted stock issued for services					786,275		786,275
Dividends on preferred stock						(6,000)	(6,000)
Net loss						(3,295,428)	(3,295,428)

Balance at June 30, 2011	111,111	$111	153,799,715	$153,800	$15,954,280	$(16,848,488)	$(740,297)

See accompanying notes, which are an integral part of these financial statements

Cavitation Technologies, Inc
(A Development Stage Company)
Consolidated Statements of Cash Flows
			January 29, 2007,
			Inception,
			Through
	Years Ended June 30,		June 30,
	2011	2010	2011

Operating activities:
Net loss	$(3,295,428)	$(8,196,462)	$(16,669,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,123	16,968	50,710
Warrants issued in connection with convertible notes payable	-	-	49,245
Beneficial conversion feature on convertible notes payable	34,724	286,738	321,462
Common stock issued for services	2,570,457	6,475,727	11,530,601
Stock option compensation	-	-	307,512
Warrants issued for services	46,735	144,581	337,359
Change in value of derivatives	19,197	-	19,197
Equipment write-down	5,399	-	5,399
Patent write-down	13,500	-	13,500
Effect of changes in:			-
Inventory	(53,056)	-	(53,056)
Prepaid expenses and other current assets	(179)	(817)	(3,337)
Deposits	-	-	(9,500)
Bank overdraft	(2,747)	2,747	-
Accounts payable and accrued expenses	(42,900)	73,413	197,394
Accrued payroll	66,264	146,583	428,237
Advances	19,271	17,262	36,533
Deferred revenue	(16,548)	7,499	16,951
Net cash used in operating activities	(614,188)	(1,025,761)	(3,421,456)

Investing activities:
Purchase of property and equipment	-	(23,820)	(99,192)
Payments for systems	(81,038)	(71,683)	(152,721)
Payments for patents	(42,328)	(92,284)	(134,612)
Net cash used in investing activities	(123,366)	(187,787)	(386,525)

Financing activities:
Proceeds from (payments on) bank loan borrowings	(38,640)	(112,167)	486,110
Proceeds from sales of preferred stock	-	-	725,000
Proceeds from convertible notes payable	151,212	-	386,212
Payments on convertible notes payable	-	(20,000)	(55,000)
Proceeds from sale of common stock	572,741	1,231,947	2,104,688
Proceeds from related party short-term loans	15,750	-	15,750
Proceeds from short-term loans	75,000	109,000	184,000
Payments on short-term loans	(24,000)	-	(24,000)
Net cash provided by financing activities	752,063	1,208,780	3,822,760
Net increase (decrease) in cash	14,509	(4,768)	14,779
Cash, beginning of period	270	5,038	-
Cash, end of period	$14,779	$270	$14,779

Supplemental disclosures of cash flow information:
Cash paid for interest	$42,610	$47,695	$193,592
Cash paid for income taxes	$1,600	$1,659	$6,728
Supplemental disclosure of non-cash investing and financing activities:
Warrants issued in connection with preferred stock	$-	$-	$155,714
Beneficial conversion feature on preferred stock	$-	$-	$11,111
Conversion of preferred to common shares in reverse merger	$-	$-	$625,000
Proceeds from sales of preferred shares used to purchase shares of Bio	$-	$-	$400,000
Conversion of note payable to common stock	$-	$278,922	$278,922
Conversion of short-term loan to common stock	$100,000	$-	$100,000
Accrued dividends issued to preferred stockholders	$6,000	$6,000	$13,733
Conversion of convertible notes payable and accrued interest to common stock	$30,843	$190,803	$221,646

See accompanying notes, which are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization

Hydrodynamic Technology, Inc. was incorporated January 29, 2007 as a California corporation. It is a wholly owned subsidiary of Cavitation Technologies, Inc. (referred to herein, unless otherwise indicated, as “the Company,” “CTi,” “we,” “us,” and “our”) a Nevada corporation originally incorporated under the name Bio Energy, Inc.  Cavitation Technologies, Inc. has developed, patented, and commercialized proprietary technology for processing soybean oil through a device called the Nano Neutralization™ Reactor (the “Reactor”). The Reactor is the critical component of the Nano Neutralization System which is designed to reduce operating costs and increase yields in refining vegetable oils.

Note 2 – Basis of Presentation and Going Concern

Management’s Plan Regarding Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  The Company has no significant operating history and, from January 29, 2007, (inception), through June 30, 2011, generated a net loss of $16,669,663.  The Company also has negative cash flow from operations and negative net equity.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plan is to generate income from operations by licensing our technology globally through our strategic partner, the Desmet Ballestra Group. We will also attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

The accompanying consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

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

Fair Value Measurement

FASB Accounting Standards Codification (“ASC”) 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2011 and 2010, the carrying value of certain accounts such as inventory, accounts payable, accrued expenses, accrued payroll and short-term loans approximates fair value due to the short-term nature of such instruments.

The following table presents information about the Company’s assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of June 30, 2011 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

·	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
·
Level 2 – Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

·	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

	Fair Value	Fair Value Measurements at June 30, 2011
	as of	Using Fair Value Heirarchy
Financial Instruments	June 30, 2011	Level 1	Level 2	Level 3

Liabilities:
Derivative liability	121,679	-	-	121,679
Total	$121,679	$-	$-	$121,679

The derivative liability attributed to the convertible notes’ conversion feature is measured using the Black-Sholes option valuation model.

The following tables provide a reconciliation of the beginning and ending balances of our financial liabilities classified as Level 3:

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)

Derivative Liability

Balance at June 30, 2010	$-
Total gains (losses) included in interest expense and other	(19,197)
Issuances and settlements	140,876
Balance at June 30, 2011	$121,679

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing our stock options, warrants, convertible notes, and common stock issued for services, among other items. Actual results could differ from these estimates.

Revenue Recognition

Revenue is recognized when persuasive evidence of an agreement exists; delivery has occurred, including transfer of title and risk of loss for product sales, or services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collectability is reasonably assured.

Concentrations

Four customers generated 100% of our revenue for fiscal 2011. These four customers are not expected to be repeat customers.

Deferred Revenue

As of June 30, 2011, the Company had received total deposits of $16,951 relating to the fabrication of the Company’s NANO Neutralization System.  Because this transaction does not yet fulfill the requirements of revenue recognition, this amount has been reflected in Deferred Revenue on the accompanying consolidated balance sheet as of June 30, 2011.

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.  The Company maintains its cash and cash equivalents in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has never experienced losses in such accounts and believes it is not exposed to significant credit risk on cash and cash equivalents.

Inventory

Inventory, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventory is composed of finished goods, and represents costs incurred to manufacture our NANO Reactors.

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

Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives.

Leasehold improvements	Shorter of life of asset or lease
Furniture	5-7 Years
Office equipment	5-7 Years
Equipment	4-7 Years

Patents

Capitalized patent costs represent legal fees associated with procuring and filing patent applications.  The Company accounts for patents in accordance with ASC 350-30, General Intangibles Other Than Goodwill.  As of June 30, 2011, the Company had incurred $121,112 in gross patent costs which are capitalized in the accompanying consolidated balance sheet.  The Company had one patent issued during the year ended June 30, 2011, which is being amortized over an estimated useful life of 4 years.  The patent has a duration through February 27, 2029.  For the year ended June 30, 2011, amortization amounted to $2,959.

At June 30, 2011, future amortization of patent costs is estimated as follows:

2012	$8,621
2013	14,251
2014	20,611
2015	21,545
2016	15,883
Thereafter	37,242
Total	$118,153

Amortizable Intangibles and Long-Lived Assets

In accordance with ASC 350-30, the Company evaluates amortizable intangibles and long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management believes there is no impairment of its intangibles and long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of intangibles and long-lived assets.

Stock-Based Compensation

The Company accounts for its share-based compensation in accordance ASC 718-20, Share-Based Payment.  Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite vesting period.  There were no stock options granted during the years ended June 30, 2011 or 2010.  Warrants granted during the year ended June 30, 2011 and 2010 were valued using the following assumptions.

	Year Ended	Year Ended
	June 30,	June 30,
	2011	2010

Expected life in years	3.0	2 - 3
Stock price volatility	132.1%	132.1%
Risk free interest rate	0.72%	0.91% - 1.60%
Expected dividends	None	None
Forfeiture rate	0%	0%

The assumptions used in the Black Scholes models referred to above are based upon the following data: (1) The contractual life of the underlying non-employee warrants as the expected life; The expected life of the option is estimated by considering the contractual term of the option, the vesting period of the option, the employees’ expected exercise behavior and the post-vesting employee turnover rate. (2) The expected stock price volatility of the underlying shares over the expected term of the option or warrant is based upon historical share price data of the Company. (3) The risk free interest rate is based on published U.S. Treasury Department interest rates for the expected terms of the underlying options. (4) Expected dividends are based on historical dividend data and expected future dividend activity. (5) The expected forfeiture rate is based on historical forfeiture activity and assumptions regarding future forfeitures based on the composition of current grantees.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10, Income Taxes.  The Company recognizes deferred tax assets and liabilities to reflect the estimated future tax effects, calculated at anticipated future tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

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

Deferred Costs

Deferred costs as of June 30, 2010 represent costs associated with customizing specific units of the NANO Neutralization System and Reactor products. During 2011 direct costs associated with the Nano Neutralization Systems and Reactors have been reclassified to property, plant and equipment and inventory, respectively. This reclassification aligns with CTi’s intention under its current sales and distribution strategy to use the Systems as demonstration units, and license the Reactors to a strategic partner.

Advertising costs

Advertising costs (including marketing expense) incurred in the normal course of operations are expensed as incurred. Advertising expenses amounted to $97,135, $46,719, and $236,438 for the years ended June 30, 2011 and 2010, and the period from January 29, 2007 (date of inception) through June 30, 2011, respectively.

Research and Development Costs

Research and development expenses relate primarily to the development, design, testing of preproduction prototypes and models, compensation, and consulting fees, and are expensed as incurred.

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB change periodically.  Changes in such standards may have an impact on the Company’s future financial position. The following are a summary of recent relevant accounting developments.

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for Cavitation beginning after December 15, 2011. Cavitation does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

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

As of June 30, 2011, the Company had 1,810,957 stock options and 13,145,618 warrants outstanding to purchase common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive.  In addition, the Company had 111,111 shares of Series A Preferred Stock outstanding which are convertible into approximately 333,333 shares of common stock.  The Company also had $120,610 of outstanding convertible notes payable, before any discounts, which are convertible into 2,202,626 shares of common stock as of June 30, 2011.  These items were also not included in the calculation of diluted net loss per common share because their effect would be anti-dilutive.

Note 5 - Property and Equipment

Property and equipment consisted of the following as of June 30, 2011 and June 30, 2010:

	June 30,	June 30,
	2011	2010

Leasehold improvement	$2,475	$2,475
Furniture	26,837	26,837
Office equipment	1,500	1,500
Equipment	68,380	68,380
Systems	112,474	-

	211,666	99,192

Less: accumulated depreciation and amortization	(52,322)	(29,587)

	$159,344	$69,605

Depreciation and amortization expense for the years ended June 30, 2011, 2010, and for the period from January 29, 2007 (inception) through June 30, 2011, amounted to $18,164, $16,968 and $47,751, respectively.

Note 6 - Bank Loan

On August 1, 2010 the Company renewed its loan with National Bank of California until November 1, 2010.  The amount outstanding was $520,516.  The terms and conditions remain the same with monthly payments of $7,396 and an interest rate of prime plus 2.75%.  On November 1, 2010, the loan was extended until November 1, 2011 with 11 regular monthly payment of $6,000 and a final payment of $474,171.  The interest rate floor was increased from 7.0% to 7.5%. As of June 30, 2011, the outstanding balance on the loan was $486,110. We provided the National Bank of California a security interest in the assets of the Company as collateral for a loan.

Note 7 - Convertible Notes Payable

On February 1, 2011, the Company issued convertible promissory notes to the Tripod Group, LLC, (the “Tripod Notes”) for an aggregate total amount of $61,212.  The Tripod Notes bear interest at a rate of 6% per annum and have a maturity date of February 1, 2012.  The holder of the notes may elect to convert the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion price equal to 65% of the lowest closing bid price of any of the four trading days prior to the conversion.  The issuance of the Tripod Notes amounted in a beneficial conversion feature of $32,960 on the issue date, which was recorded as a discount to the carrying value of the notes.  As of June 30, 2011, the remaining discount balance amounted to $16,482.  During the year ended June 30, 2011, $30,602 of the Tripod Notes principal was converted into 513,364 shares of common stock.  As a result, the carrying value of the Tripod Notes as of June 30, 2011 amounted to $14,128 consisting of outstanding principal of $30,610 less the discount of $16,482. The beneficial conversion feature is measured using the Black-Sholes option valuation model. Refer to the table below for the inputs used in the Black-Scholes option valuation model

On February 8, 2011, the Company issued a convertible promissory note payable to Asher Enterprises, Inc., (the “Asher Note”), in the amount of $42,500.  The Asher Note bears interest at a rate of 8% per annum and matures on November 10, 2011.  The holder of the note may elect to convert principal and accrued interest into shares of common stock at any time at a conversion price equal to 58% of the average lowest closing bid prices of the Company’s common stock for 3 of any 10 trading days prior to conversion.  The issuance of the Asher Note amounted in a beneficial conversion feature of $28,412 on the issue date, which has been recorded as a discount to the carrying value of the note.  As of June 30, 2011, the remaining discount balance amounted to $13,741.  As a result, the carrying value of the Asher Note as of June 30, 2011 amounted to $28,759 consisting of outstanding principal of $42,500 less the discount of $13,741. The beneficial conversion feature is measured using the Black-Sholes option valuation model. Refer to the table below for the inputs used in the Black-Scholes option valuation model.

On June 6, 2011, the Company issued a convertible promissory note payable to Asher Enterprises, Inc., (the “Second Asher Note”), in the amount of $47,500.  The Asher Note bears interest at a rate of 8% per annum and matures on March 8, 2012.  The holder of the note may elect to convert principal and accrued interest into shares of common stock at any time at a conversion price equal to 61% of the average lowest closing bid prices of the Company’s common stock for 3 of any 10 trading days prior to conversion.  The issuance of the Second Asher Note amounted in a beneficial conversion feature of $41,109 on the issue date, which has been recorded as a discount to the carrying value of the note.  As of June 30, 2011, the remaining discount balance amounted to $29,724.  As a result, the carrying value of the Second Asher Note as of June 30, 2011 amounted to $17,776 consisting of outstanding principal of $47,500 less the discount of $29,724. The beneficial conversion feature is measured using the Black-Sholes option valuation model. Refer to the table below for the inputs used in the Black-Scholes option valuation model.

By virtue of the variable conversion ratios of the Tripod Notes, the Asher Note and the Second Asher Note, the conversion feature of the above notes is a derivative under ASC 815-40, Derivatives and Hedging.  Accordingly, the value of the conversion feature has been classified as a derivative liability on the accompanying balance sheet.  As of June 30, 2011, the aggregate value of the conversion features associated with the above notes amounted to $121,679.

The inputs used for the Black-Scholes option valuation model were as follows:

Year Ended
June 30,
2011

Expected life in years	0.4 - 1.0
Stock price volatility	0.0%
Risk free interest rate	0.1% - 0.27%
Expected dividends	None
Forfeiture rate	0%

Note 8 – Related Party Short-Term Loans

In June 2011, the Company borrowed $6,000 from our Chief Financial Officer.  The borrowing bears no interest and is payable on demand.  The outstanding balance as of June 30, 2011 was $6,000.

In June 2011, the Company borrowed $9,750 from 3240 Huntington, LLC, a company owned by our President.  The borrowing bears no interest and is payable on demand.  The outstanding balance as of June 30, 2011 was $9,750.

Note 9 – Short-Term Loans

In January 2010, the Company borrowed $9,000 from a shareholder as a short-term loan.  The borrowing bears no interest and is due on demand.  As of June 30, 2010, the total outstanding amount related to this short-term loan amounted to $9,000.  On July 6, 2010, the outstanding short-term loan amount of $9,000 was repaid.

In May 2010, the Company received a short-term loan from a shareholder in the amount of $100,000.  The borrowing bears no interest and is due on demand.  As of June 30, 2010, the total outstanding amount related to this short-term loan amounted to $100,000.  On February 14, 2011, the outstanding balance of this short-term loan was converted into 1,000,000 shares of common stock.  The remaining outstanding balance as of June 30, 2011 was $0.

On October 26, 2010, the Company entered into a loan agreement with Desmet Ballestra North America, Inc. under which the Company borrowed $75,000.  Under the original terms of the agreement, the loan was interest-free and was repayable at $25,000 per month beginning January 25, 2011.  On March 28, 2011, the terms of the loan agreement were revised to provide for monthly payments of $15,000 starting in April 2011.  The loan bears no interest, unless the Company is late with a payment, at which point interest is accrued on the late amount at a rate of 10% compounded annually.  As of June 30, 2011, the Company made one payment of $15,000, and the outstanding balance amounted to $60,000.  Accrued interest on the late payments amounted to $125 as of June 30, 2011.

During fiscal 2011 and 2010, CTi had average borrowings of $648,644 and $619,045, respectively under its short-term obligations (bank loan, related party payable short term loans, convertible notes payable and short-term loans). The weighted average interest rate on the short-term obligations outstanding as of June 30, 2011 and June 30, 2010 was 6.7% and 5.8%, respectively.

Note 10 – Stockholders’ Equity

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

On June 1, 2010, the Company issued a note to Igor Gorodnitsky, the Company’s President, in the amount of $278,922 as payment for deferred salary owed to him.  Concurrent with the issuance of the note payable, Mr. Gorodnitsky sold the note payable to Snapshot, Ltd., a third party company, for the face value of the note of $278,922.  On June 1, 2010, Snapshot, Ltd., a note holder, agreed to convert the outstanding note payable into shares of the Company’s common stock at a conversion rate of $0.10 per share.  As a result, the Company issued 2,789,217 shares of common stock as payment of the note payable of $278,922.  A resulting charge on the conversion of the note payable of $223,137 was recorded, representing the difference between the market value of the stock issued and the book value of the note payable.  This amount is reflected in interest expenses during the year ended June 30, 2010.

During the year ended June 30, 2010, the Company issued an aggregate of 29,637,462 shares of common stock as payment for services provided, which resulted in an aggregate total expense of $6,475,727.  This amount is reflected in general and administrative and research and development expenses in the accompanying consolidated statements of operations during the year ended June 30, 2010.  This total includes 2,825,000 shares of restricted common stock issued to members of senior management as compensation on July 24, 2009, which had a total value of $2,260,000.  These shares vest over a period from June 25, 2009 through January 2, 2011.  As of June 30, 2010, the total vested value of these restricted shares amounted to $1,473,725, which was included in the amount recorded in general and administrative expense above.  The remainder of the shares vested during the year ended June 30, 2011, resulting in an additional $786,275 in general and administrative expenses during the year ended June 30, 2011.

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

During the year ended June 30, 2011, the Company completed the following common stock transactions.

During the year ended June 30, 2011, the Company issued an aggregate of 16,203,655 shares of common stock as payment for services provided, which resulted in an aggregate total expense of $1,784,182, including $1,491,582 in general and administrative expenses and $292,600 in research and development expenses in the accompanying consolidated statements of operations during the year ended June 30, 2011.  The 16,203,655 shares were issued at grant date fair market value.

During the year ended June 30, 2011, the Company sold an aggregate of 5,501,134 shares of restricted common stock for total proceeds of $572,741.

During the year ended June 30, 2011, the Company issued 513,364 shares of common stock to convert $30,602 of outstanding principal under the Tripod Notes (see Note 7).

On February 14, 2011, the Company issued 1,000,000 shares of common stock as payment of an outstanding short-term loan of $100,000 (see Note 9).

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

The holders of the Series A Preferred Stock are entitled to receive out of any funds legally available dividends at the rate of 6% per annum payable on September 30 and March 30. Dividends shall accrue and be cumulative whether or not they have been declared. Dividends may be paid in cash or through the issuance of additional shares of Series A Preferred Stock at the Company’s option. During the years ended June 30, 2011 and 2010, cumulative dividends amounted to $13,733 and $7,733 respectively. As of June 30, 2010, none of the cumulative dividends have been paid.

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

A summary of the stock option activity from January 29, 2007 (date of inception) through June 30, 2011 is as follows.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at January 29, 2007 (date of inception)	-	$-	-
Granted	2,137,612	0.57
Exercised	-	-
Outstanding at June 30, 2009	2,137,612	0.57	6.68
Granted	-	-
Forfeited	(150,000)	0.67
Exercised	-	-
Outstanding at June 30, 2010	1,987,612	0.56	6.16
Granted	-	-
Forfeited	(176,655)	0.67
Exercised	-	-
Outstanding at June 30, 2011	1,810,957	0.55	5.73

Vested and expected to vest at June 30, 2011	1,810,957	0.55	5.73

Exercisable at June 30, 2011	1,810,957	0.55	5.73

There were no stock options granted during the year ended June 30, 2011 or 2010.  In addition, there were no unvested options as of June 30, 2011 or 2010.  The intrinsic value of the outstanding options was $0 as of June 30, 2011 and 2010.

The following table summarizes additional information concerning options outstanding and exercisable at June 30, 2011.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.33	637,297	5.31	$0.33	637,297	$0.33
0.67	1,173,660	5.96	0.67	1,173,660	0.67
	1,810,957			1,810,957

Warrants

A summary of the Company’s warrant activity and related information from January 29, 2007 (date of inception) through June 30, 2011 is as follows.
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at January 29, 2007 (date of inception)	-	$-	-
Granted	409,440	0.37
Exercised	-	-	-
Outstanding at June 30, 2008	409,440	0.37	2.75
Granted	4,123,263	0.46
Exercised	-	-
Outstanding at June 30, 2009	4,532,703	0.45	3.18
Granted	8,012,915	0.40
Exercised	-	-
Outstanding at June 30, 2010	12,545,618	0.42	2.66
Granted	600,000	0.25
Exercised	-	-
Outstanding at June 30, 2011	13,145,618	0.41	1.69

Vested and expected to vest at June 30, 2011	13,145,618	0.41	1.69

Exercisable at June 30, 2011	13,145,618	0.41	1.69

The weighted average grant date fair value of warrants granted during the years ended June 30, 2011 and 2010 amounted to $0.08 and $0.19, respectively.

The following table summarizes additional information concerning warrants outstanding and exercisable at June 30, 2011.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.20 - 0.37	2,939,374	1.77	$0.29	2,939,374	$0.29
0.42 - 0.58	10,206,244	1.67	0.45	10,206,244	0.45
	13,145,618			13,145,618

Note 11 - Income Taxes

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before income tax expense as a result of the following:

	Year Ended	Year Ended
	June 30, 2011	June 30, 2010

Computed tax provision at statutory Federal rate	34.0%	34.0%
Increase (decrease) in taxes resulting from:
State taxes, net of Federal income tax benefit	3.2%	5.8%
Restricted stock compensation	-15.5%	0.0%
Change in valuation allowance	-21.7%	-39.8%

Effective income tax rate	0.0%	0.0%

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset at June 30, 2011 and June 30, 2010 relate to the following:

	Year Ended	Year Ended
	June 30, 2011	June 30, 2010

Net operating loss	$2,830,000	$2,146,000
Restricted stock compensation	3,290,000	2,369,000
Other	159,000	831,000
Valualtion allowance	(6,279,000)	(5,346,000)

Net deferred tax asset	$-	$-

The Company files income tax returns in the United States ("Federal") and California ("State") jurisdictions. The Company is subject to Federal and State income tax examinations by tax authorities for all years since its inception.
At June 30, 2011, the Company had Federal and State net operating loss carry forwards available to offset future taxable income of approximately $6.6 million and $6.7 million, respectively. These carry forwards will begin to expire in the years ending June 30, 2027 and June 30, 2017, respectively, subject to IRS limitations, including change in ownership.

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

At June 30, 2011, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized. Accordingly, the Company has recorded a valuation allowance for 100% of its cumulative deferred tax assets.

As a result of the implementation of certain provisions of ASC 740-10, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of June 30, 2011.

Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its consolidated statements of operations. There is no interest or penalties accrued as of June 30, 2011.

The following summarizes the open tax years for each major jurisdiction:

Jurisdiction Open Tax Years

Federal 2007 – 2010

California State 2006– 2010

The Company’s net operating loss carryforwards are subject to IRS examination until they are utilized and such tax years are closed.

Note 12 – Commitments and Contingencies

Lease Agreements

The Company leases approximately 5,000 square feet of office and warehouse space at 10019 Canoga Ave in Chatsworth, California under a lease agreement which extends through February 1, 2012.  Monthly rent under the extended lease agreement is $4,378 per month.  The Company has a security deposit of $9,500 associated with this lease.

Total rent expense was $47,388, $55,735, and $247,171 for the years ended June 30, 2011, 2010 and for the period from January 29, 2007 (date of inception) through June 30, 2011, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows.

Year Ended
June 30,

2012	30,646
Total	$30,646

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with our President and former CEO, and current CTO, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and CTO have been assigned to the Company.  In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of the CTO and President for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010.  The Company’s CTO and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2011.

On April 30, 2008 (as amended November 22, 2010), our wholly owned subsidiary entered into an employment agreement with Varvara Grichko who became a member of the Board of Directors in September 2010. Mrs. Grichko shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which Mrs. Grichko was the legally named inventor, and 3% of actual gross royalties received by the Company from the patent in each subsequent year.

Licensing Agreement

On November 1, 2010 we signed a Technology License, Marketing &Collaboration Agreement with N.V. Desmet Ballestra Group S.A. (“Desmet”).  The agreement gives Desmet the exclusive worldwide license to market the CTI Nano Reactor System (“CTI System”) in the field of vegetable oil processing (the “Licensed Field”). Under this Agreement, Desmet is responsible for marketing the CTI System to end users in the Licensed Field, as well as the construction, installation and maintenance of the system.  In consideration for services rendered, we agreed to pay Desmet a fee.  We intend to generate revenues from the licensing of systems.  This agreement supersedes a previous agreement between the parties signed January 15, 2010. In subsequent amendments (attached hereto as exhibits) to the agreement dated November 1, 2010, Desmet agreed to guaranty results to end-users. We rely exclusively on our strategic partnership with Desmet to market, and distribute our Reactors to new customers.

Note 13 – Subsequent Events

On June 24, 2011 we entered into a convertible promissory note with GEL Properties, LLC, under which we issued a $52,500 convertible promissory note to GEL Properties, LLC. The note is due June 24, 2012 and bears interest at a rate of six percent per annum.  The note is convertible into shares of our common stock at a conversion price equal to 65% of the average day’s lowest closing bid out of the 5 trading days prior to conversion. The transaction was funded July 12, 2011. The note was issued in reliance on Section 4(2) of the Securities Act of 1933. The note was not offered via general solicitation to the public but solely to the aforementioned purchaser.   No sales commissions or other remuneration was paid in connection with the issuance of this note.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with rule 13a-15(a), CTi management must maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, or the Exchange Act, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely  decisions regarding required disclosure.

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year.  As of June 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2011.

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed under the supervision of our principal executive and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

In accordance Rule 13a–15(c), as of the end of each fiscal year, management must evaluate the effectiveness of internal control over financial reporting.  Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011.  We evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on these criteria, management concluded that our internal control over financial reporting was effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting
There have been  no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Attestation

Pursuant to Item 308(b) of Regulation S-K, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Wall Street Reform Act), this report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Wall Street Reform Act permanently exempts small public companies from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls.

ITEM 9B.  Other Information

Not applicable

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Person	Age	Position

Mr. Todd Zelek	54	CEO, Secretary & Director
Mr. Igor Gorodnitsky	51	President & Director
Mr. R.L. Hartshorn	63	CFO and Director

James Fuller	70	Director
Varvara Grichko	54	Director

We have an audit committee, but do not have a compensation committee.  We anticipate forming compensation, governance, and other committees.

Todd Zelek.  Mr. Zelek has been our Chairman and CEO since June 14, 2011. Prior to joining the Company, Mr. Zelek was formerly a private investor and former Investment Banker. Mr. Zelek was formerly Managing Director, Internet Group Head and Co-Head of the Los Angeles Investment Banking office for Lehman Brother, Inc. from 1995 through 2001. Prior to that he was a Managing Director and head of the Thrift Industry practice at Salomon Brothers in Los Angeles and New York. He began his career as an Investment Banker at Smith Barney in 1982. Mr. Zelek earned a Master's degree from the Sloan School at MIT in 1982 and graduated with Distinction from Cornell University in 1979.  He was a member of Phi Beta.

Igor Gorodnitsky.  Mr. Gorodnitsky has been our President and member of the Board of Directors since September 26, 2008. Mr. Gorodnitsky developed expertise in handling and processing hazardous waste material.   As a Senior Haz-Mat Specialist, he coordinated and successfully completed more than 500 emergency response Haz-mat clean-ups over the past 20 years. He coordinated and supervised Haz Mat projects, emergency and routine spill clean-ups, and confined space entry tasks. He coordinated and scheduled manpower and purchased and scheduled equipment and materials for containment and treatment of spills. He successfully managed, coordinated and supervised projects including Hazscanning, sampling, lab-packing, manifesting, profiling, labeling, and other special procedures for a variety of commercial clients  and municipalities. He is a chemist by training and holds numerous certifications and licenses including Hazwoper Training Program, Confined Space Entry and Gas Vapour HazCating, Certified Uniform Waste Manifest Training, Basic and Intermediate HazCating, On-Scene Incident Commander Emergency, Site Remediation Methods, Underground Storage Tank Removal, Health & Safety Supervisor Certification, Hazardous Certification, and Tosco Refinery Safety. Mr. Gorodnitsky was president of Express Environmental Corp. since its inception in 1980 until he sold his interest in January 2009.

R.L. Hartshorn.  Mr. Hartshorn has served as Chief Financial Officer and member of the Board of Directors of the Company since September 26, 2008.  He previously served as a consultant to the company beginning in December 2007.  He served 15 years in a variety of leadership and operational positions in international banking with Chase Manhattan, the Swiss National bank (Foundation) and other banks in Europe, New York, and Latin America.  He speaks German, Portuguese, and Spanish. As a vice president at Chase and other banks, he was largely responsible for cultivating credit and marketing relationships with corporate clients across a variety of industries. He also held sales and sales management positions for 8 years with two public companies in the IT domain including seven years as Marketing & International Sales Manager for a software and advertising company.  Overall, Mr. Hartshorn’s operational experience includes 13 years with a sales quota and seven years with P&L responsibility. He has been involved in the start-up of four business units and a turn-around of a business unit. He earned a B.S from the U.S. Naval Academy in 1971and an MBA from The Thunderbird School of Global Management in 1977.

James Fuller. Mr. Fuller is an independent director, and has been Chairman of our Audit Committee and Independent Financial Expert since February, 2010.  He was formerly a Vice President of the New York Stock Exchange and director of the Securities Investor Protection Corporation. In addition to his over 30 years experience in the securities markets, Mr. Fuller sat on the Board of Trustees of the University of California, Santa Cruz and previously served as Chairman of their Audit Committee and Independent Financial Expert.  Jim is a partner at Baytree Capital Associates, LLC. He received his BS in Political Science from San Jose State University and his MBA from California State University- Fresno.

Varvara Grichko.  Ms. Grichko has been a member of our board of directors since September, 2010.  Ms. Grichko began her career at the Institute of Organic Chemistry. Varvara received her B.S. and M.S degrees in chemistry and catalysis at Novosibirsk University in Russia.  Among her other professional achievements, Ms. Grichko worked at Marquette University and Novozymes, Inc., where she was involved in the development of a new process for Bioethanol production. Ms. Grichko holds a Ph.D. in Chemistry from the Russian Academy of Science and a Ph.D. in biology from the University of Waterloo in Canada.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees. A copy may also be obtained free of charge by mailing a request in writing to: Cavitation Technologies, Inc., 10019 Canoga Ave., Chatsworth, CA 91311 USA. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver in a current report on Form 8-K.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table summarizes the compensation earned by each named executive officer of the Company for the past two fiscal years, determined on the basis of rules adopted by the SEC relating to smaller reporting companies.

							Non-Equity	Non-Qualified	All
				Stock		Option	Incentive Plan	Deferred	Other
	Year	Salary		Awards (1)		Awards	Compensation	Compensation	Compensation	Totals
Todd J. Zelek *	2011	$-		$-		$-	$-	$-	$-	$-
Chief Executive Officer	2010	$-		$-		$-	$-	$-	$-	$-

Roman Gordon *	2011	$195,000	(2)	$-		$-	$-	$-	$-	$195,000
Chief Technology Officer	2010	$195,000		$800,000	(4)	$-	$-	$-	$-	$995,000

Igor Gorodnitsky	2011	$195,000	(3)	$-		$-	$-	$-	$-	$195,000
President	2010	$195,000	(3)	$800,000	(5)	$-	$-	$-	$-	$995,000

R.L. Hartshorn	2011	$56,250	(6)	$-		$-	$-	$-	$-	$56,250
Chief Financial Officer	2010	$63,750	(6)	$200,000	(7)	$-	$-	$-	$-	$263,750

(1)
Stock awards are disclosed at the expense recorded based on their aggregate grant date fair values as calculated under ASC 718, Share-Based Payments.  All share amounts disclosed include the impact of a 3 for 1 forward stock split which was effective as of October 29, 2009.

(2)	For the year ended June 30, 2011, Mr. Gordon earned a base salary of $195,000. However, Mr. Gordon received only $157,500, and the unpaid $37,500 is recorded as accrued payroll as of June 30, 2011.

(3)
For the year ended June 30, 2010, Mr. Gorodnitsky earned a base salary of $195,000, of which a total of $44,048 remains unpaid and recorded as accrued payroll as of June 30, 2011. For the year ended June 30, 2011, Mr. Gorodnitsky earned a base salary of $195,000.  However, Mr. Gorodnitsky received only $157,500, and the unpaid $37,500 is recorded as accrued payroll as of June 30, 2011. As of June 30, 2011, accrued payroll for Mr. Gorodnitsky totals $81,548.

(4)
In July 2009, the Company issued Mr. Gordon 3,000,000 shares of restricted common stock as payment for services.  On the date of grant, the shares had an aggregate fair value of $800,000.  The shares vest through January 2, 2011 and were expensed in the financial statements over that time.  During the years ended June 30, 2011 and June 30, 2010, the Company recorded a total of $278,327 and $521,673, respectively, of expense associated with this grant.

(5)
In July 2009, the Company issued Mr. Gorodnitsky 3,000,000 shares of restricted common stock as payment for services.  On the date of grant, the shares had an aggregate fair value of $800,000.  The shares vest through January 2, 2011 and were expensed in the financial statements over that time.  During the years ended June 30, 2011 and June 30, 2010, the Company recorded a total of $278,327 and $521,673, respectively, of expense associated with this grant.

(6)
As compensation during the year ended June 30, 2010, Mr. Hartshorn received an aggregate total of 350,000 shares of common stock with an aggregate grant date fair value of $63,750. For the year ended June 30, 2011, Mr. Hartshorn received an aggregate total of 375,000 shares of common stock with an aggregate grant date fair value of $56,250 as compensation.

(7)
In July 2009, the Company issued Mr. Hartshorn 750,000 shares of restricted common stock as payment for services.  On the date of grant, the shares had an aggregate fair value of $200,000.  The shares vest through January 2, 2011 and were expensed in the financial statements over that time.  During the years ended June 30, 2011 and June 30, 2010, the Company recorded a total of $69,582 and $130,418, respectively of expense associated with this grant.

*
On June 14, 2011 Roman Gordon resigned as a member of the Board of Directors, Chief Executive Officer and Secretary of the Company and was subsequently appointed as the Chief Technology Officer. Concurrently with Mr. Gordon’s resignation, the Company appointed Todd Zelek as Chairman of the Board of Directors and Chief Executive Officer. In addition, on June 17, 2011, Mr. Zelek was appointed as Secretary of the Company.  The aforementioned change to our key executives and Board of Directors is contained in our current report on Form 8-K filed with the SEC on June 20, 2011.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the outstanding equity-based awards that were held by our named executive officers as of June 30, 2011.

	Option Awards

Name	Grant Date for Options	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
R.L. Hartshorn	7/21/2008	71,655	-	$0.33	8/31/2016
	7/21/2008	102,366	-	$0.67	8/31/2016

(1)	All share amounts disclosed include the impact of a 3 for 1 forward stock split which was effective as of October 29, 2009.

Director Compensation

The following table sets forth certain information with respect to the compensation paid to our directors for the past fiscal year, determined on the basis of rules adopted by the SEC relating to smaller reporting companies.

	Stock Awards (1)		Totals
James Fuller	$19,875	(2)	$19,875

Varvara Grichko	$3,100	(3)	$3,100

(1)	Stock awards above are disclosed at their aggregate grant date fair values as calculated under FASB ASC 718.
(2)	Mr. Fuller received an aggregate total of 150,000 shares of common stock with an aggregate grant date fair value of $19,875 as compensation for director services.
(3)
Ms. Grichko received an aggregate total of 30,000 shares of common stock with an aggregate grant date fair value of $3,100 as compensation for director services. As of June 30, 2011, Ms. Grichko has 174,021 stock option awards outstanding and exercisable.

Retirement or Change of Control Arrangements

We do not offer retirement benefit plans to our executive officers, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer's responsibilities following a change in control.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director; including services for committee participation or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock known by us to be owned beneficially as of June 30, 2011 and the date hereof by: (i) each person (including any group) that owns more than 5% of any class of the voting securities of our company; (ii) each director and officer of our company; and (iii) directors and officers as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown. The address for all directors and officers, unless otherwise indicated, is 10019 Canoga Avenue, Chatsworth, CA 91311.

		Amount and
		Nature of
	Title of	Beneficial	Percent of
Name of Beneficial Owner	Class	Owner	Class (1)
Todd J. Zelek *	Common Stock	-	*
Chief Executive Officer and Chairman of the Board

Roman Gordon	Common Stock	20,323,475	13.2%
Chief Technology Officer

Igor Gorodnitsky	Common Stock	20,323,475	13.2%
President

R.L. Hartshorn	Common Stock	2,051,387	1.3%
Chief Financial Officer

James Fuller	Common Stock	410,183	*
Director and Chairman of Audit Committee

Varvara Grichko	Common Stock	399,021	*
Director

BioWorld Management LTD	Common Stock	10,226,183	6.6%

Directors and Officers	Common Stock	43,507,541	28.3%
(as a group, five individuals)

(1)	Based upon 153,799,715 issued and outstanding shares of common stock as of June 30, 2011, which includes the impact of 3 for 1 forward stock split which was effective as of October 29, 2009.

*	Less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Related Party Transactions

Other than compensation agreements and other arrangements with our executive officers and directors and the transactions described below, during our last two fiscal years, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, executive officers, holders of more than five percent of any class of our voting securities or any member of the immediate family of the foregoing persons had or will have a direct or indirect material interest.

On June 17, 2011we granted 3,000,000 shares valued at $254,595 to Bioworld Management Ltd. as compensation for research and development related engineering and consulting services. As of the date of the transaction, the total number of shares recorded by the transfer agent owned by Bioworld Management Ltd., and its beneficial owner, Maxim Promtov, amounted to 10,226,183, or 6.65% of the then outstanding 153,836,471 shares.  As a result, Bioworld Management and Maxim Promtov are considered related parties. Bioworld had an existing relationship with the Company by virtue of a Consulting Agreement dated November 1, 2010 and the payment of these shares was for additional services provided.

Refer to Footnote 8, Related Party Short-Term Loans, and Note 12, Commitments and Contingencies, Royalty Agreements, for a description of our related party transactions with our executive officers during the fiscal year ended June 30, 2011.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit

Our principal auditing firm is Rose, Snyder, and Jacobs.  During fiscal 2011 and 2010, we incurred expenses of $57,950 and $97,113, respectively, for professional services rendered for the audit of our annual financial statements and review of financial statements included on Form 10-Q.

Tax Fees

The aggregate fees billed in fiscal 2011 and fiscal 2010 for professional services rendered by the principal accountant for tax preparation amounted to $6,800 and $10,300, respectively.

Audit Committee

The charter of the Audit Committee provides that the Audit Committee pre-approves all audit services and permitted non-audit services to be performed for CTi by its independent public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act.

Part IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this annual report on Form 10-K:

1.	Financial Statements

The financial statements are filed as part of this report under Item 8 “Financial Statements and          Supplementary Data”.

2.	Financial Statement Schedules

All other schedules are omitted because they are not applicable or the required information is presented in the financial statements and notes thereto.

3.	Exhibits

The exhibits required by Item 601 of Regulation S-K are included in Item 15(b) below.

(b) – Exhibits.

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form	Pd. Ending	Exhibit	Filing Date

3(i)(a)	Articles of Incorporation - original name of Bioenergy, Inc.		SB-2	N/A	3.1	October 19, 2006
3(i)(b)	Articles of Incorporation - Amended and Restated		10-Q	December 31, 2008	3.1	February 17, 2009
3(i)( c )	Articles of Incorporation - Amended and Restated		10-Q	June 30, 2009	3.1	May 14, 2009
3(i)(d)	Articles of Incorporation - Amended; increase in authorized shares		8K	N/A	N/A	October 29, 2009
3(i)(e)	Articles of Incorporation - Certificate of Amendment; forward split		10Q	September 30, 2009	3.1	November 16, 2009

3(ii)(a)	By-laws - originally Bioenergy, Inc.		SB-2	N/A	3.2	October 19, 2006

10.1	Convertible Promissory Note Agreement by and between the Company and Tripod Group, LLC dated February 1, 2011	X
10.2	Convertible Promissory Note Agreement by and between the Company and Asher Enterprises, Inc dated February 8, 2011	X
10.3	Convertible Promissory Note Agreement by and between the Company and Asher Enterprises, Inc dated June 6, 2011	X
10.4	Warrant Agreement with Pinnacle Financial Group and Insurance Services, Inc. date November 22, 2010	X
10.5	Employment Agreement by and between the Company and Roman Gordon	X
10.6	Employment Agreement by and between the Company and Igor Gorodnitsky	X
10.7	Employment Agreement by and between the Company and R.L. Hartshorn		10-Q	December 31, 2010	10.2	February 12, 2011
10.8	Employment Agreement by and between the Company and Varvara Grichko		10-Q	December 31, 2010	10.3	February 12, 2011
10.9	Amendment #1 to the Confidentiality and Invention Assignment Agreement by and between the Company and Varvara Grichko	X
10.10	Loan Renewal Agreement with National Bank of California dated August 1, 2010	X
10.11	Loan Extension and Change in Terms Agreement with National Bank of California dated November 1, 2010	X

14.1	Code of Business Conduct and Ethics*	X

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted	X
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted	X
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Unregistered Sale of Equity Securities		8K	June 30, 2011	N/A	July 15, 2011
99.2	Departure/Appointment of Directors/Officers		8K	June 30, 2011	N/A	June 20, 2011

* In accordance with Regulation S-K 406 of the Securities Act of 1934, we undertake to provide to any person without charge, upon request, a copy of our “Code of Business Conduct and Ethics”. A copy may be requested by sending an email to info@cavitationtechnologies.com.

(c) – Financial Statement Schedules

See Item (a) 2 above.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED

SIGNATURE	TITLE	DATE

/s/ Todd J. Zelek	Chairman of the Board, Chief Executive Officer and Secretary	September 28, 2011
Todd J. Zelek	(Principal Executive Officer)

/s/ R.L. Hartshorn	Chief Financial Officer	September 28, 2011
R.L. Hartshorn	(Principal Financial Officer)

/s/ Igor Gorodnitsky	Director	September 28, 2011
Igor Gorodnitsky