Form 10-K/A
period 2009-06-30
Cavitation Technologies, Inc.
filed 2011-10-20
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to

Commission File Number: 0-29901

Cavitation Technologies, Inc.
(Exact name of Registrant as Specified in its Charter)

Nevada	20-4907818
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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
Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates on December 31, 2008 amounted to $6,251,858 based on 16,030,406 shares outstanding and a closing price of $0.39 per share.

The Company had 35,940,033 shares of common stock outstanding on September 24, 2009.

Documents incorporated by reference: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for Cavitation Technologies, Inc., referred to herein as the “Company,” “we,” “us" or “our” as initially filed with the Securities and Exchange Commission (“SEC”) on September 28, 2009 (the “Original Report”) for the fiscal year ending June 30, 2009. The Company is filing this Amendment for the purpose of amending and supplementing: Item 1.  Business; Item 5.  Market for Registrant’s Common Equity; Item 9A(T).  Controls and Procedures; Item 10.  Directors, Officers, and Corporate Governance; Item 11.  Executive Compensation; Item 15.  Exhibits, Financial Statement Schedules.

All other items presented in the Original Report are unchanged. This Amendment does not reflect events occurring after the date of the Original Report or modify or update any of the other disclosures contained therein in any way other than the amendments referred to above. Accordingly, this Amendment should be read in conjunction with the Original Report and the Company’s other filings with the SEC.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Amendment contains new certifications by our Principal Executive Officer and our Principal Financial Officer, filed as exhibits hereto.

This 10-K/A reflects all share numbers with regard to the 3 for 1 forward split which occurred October 12, 2009.

CAVITATION TECHNOLOGIES, INC.
FORM 10-K/A ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2011
TABLE OF CONTENTS

Page
PART I
Item 1. Business	4

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7
Item 9A(T). Controls and Procedures	15

PART III
Item 10. Directors, Executive Officers and Corporate Governance	17
Item 11. Executive Compensation	18
Item 13. Certain Relationships and Related Transactions, and Director Independence	20

PART IV
Item 15. Exhibits, Financial Statement Schedules	20

Signatures	22

PART I

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

Item 1. Business.

Hydrodynamic Technology, Inc., or the ("Company") was incorporated 29 January 2007 as a California corporation. It is a wholly owned operating subsidiary of Cavitation Technologies, Inc., a Nevada corporation, and the parent company. The Company designs and engineers environmentally friendly NANO technology based systems that have potential commercial applications in markets such as vegetable oil refining, renewable fuels, water purification, alcoholic beverage enhancement, algae oil extraction, and crude oil yield enhancement. Our investment in R&D since inception on January 27, 2007 through June 30, 2009 is $2,438,498.

R&D has led to potential commercial products which include the Green D+Plus” System – a vegetable oil refining system, and the Bioforce 9000 Skid System which performs the transesterification process during the production of biodiesel. Both the Bioforce 9000 and the Green D+ Plus Systems use our unique patents pending, continuous flow-through, hydrodynamic NANO Technology in the form of, multi-stage cavitation reactors. Our technology process creates small particles in some cases smaller than one micron (nano particles) and bonds these particles at the molecular level. These reactors have no moving parts and are scalable to high volumes. To date the Company has sold no products and has received no revenue from product sales.

Vegetable Oil Refining

Our Green D+ Plus System uses a patent pending NANO Cavitation Process that is designed to convert crude non-degummed vegetable oils into high quality degummed oils at lower costs and higher yields. Our Green D+ Plus System is designed to be used in the vegetable oil refining process to reduce operating costs and improve yield by increasing the efficiency in separating vegetable oils from impurities (gums). We are conducting tests in order to demonstrate that our system can reduce operating costs by reducing the need for chemicals. In addition, we are also conducting tests with the intention of demonstrating that our system can increase yield.

During the refining process, there is a certain volume of oil that is lost and trapped in gums. Oil trapped in gums reduces the yield. That is, the efficiency or yield of the refining process is measured by minimizing oil loss. Our Green D+ Plus System is designed to improve the efficiency of the process by reducing the amount of oil that is lost or remains trapped in gums. A means for detecting the percentage of oil present in gums is the Acetone Insoluble (AI) test. The industry average AI reading is approximately 70%. The higher the AI reading, the lower the amount of oil trapped in gums, and therefore the higher the yield. As yield increases, profitability for the refiner increases. Our system is designed to improve yield which, if successful, has the potential to result in an increase in profitability for refiners. A source for industry average AI readings is as follows: “Crude soybean lecithin contains about 70% AI” M.L. Nollet “The Handbook for Food Analysis: Physical Characterization and Nutrient Analysis” page 350. As well as “AI% in dried gums – 65- 70%”, Logan, Andrew and Laval, Alfa “Degumming and Centrifuge Selection, Optimization and Maintenance” pages 10 and 13. There is additional support for this in the following issued patent: Orthoefer, Frank T. “Cold -Water Dispersible Lecithin Concentrates” U.S. Patent #4,200,551 issued April 29, 1980. The relevant portion of the patent confirms “A commercial lecithin product is then obtained by drying the wet gum. Such commercial lecithin products generally have acetone insoluble (A.I) of at least 50 and are most typically within about the 60 to about 65 A.I. range”.

During July and September 2009, the Company conducted a number of tests at our Chatsworth, California facility using a commercial scale, (not a small-scale or lab bench test unit) flow-through Green D + Plus System with a daily capability of 200 tons of oil. The batch volumes ranged from 20 to 40 liters at a time. Oil samples were sent to Mid Continent Laboratories (Memphis, Tennessee) an independent lab certified by the American Oil Chemists Society (AOCS). The oil samples were analyzed by Mid Continent before and after treatment. Mid Continent conducted the analysis in accordance with AOCS official method Ja 4-46 for measuring AI. Results show better than industry average AI readings ranging from 72.2% to 88.67% which indicate that our Green D+ Plus System may be able to produce a yield higher than the industry average. The higher yield/less oil loss is due to a reduction in the consumption of degumming reagents. There can be no guarantee that the results generated from testing will yield the same savings results in a commercially viable application. This system is scheduled for operational testing during 2010. Following successful testing, we expect to bring the Green D+Plus to market in the latter half of 2010 or early 2011.

The global target market for our Green D+ Plus System includes approximately 300 major (greater than 200 tons per day processing capability) vegetable oil degumming plants. The global demand for processed vegetable oils has grown consistently from 84.7 million metric tons in 1999 to 126 million metric tons in 2008. We believe there will continue to be growing demand for technology that processes vegetable oils at lower costs and/or higher yields. To date the Company has sold no products and recognized no revenue. We intend to lease and license our technology/systems through a global distribution network of strategic partners who are recognized leaders in their field and who design, build, install and recommend our systems.

Biodiesel

Our fully automated Bioforce 9000 NANO Reactor Skid System performs the transesterification process during the production of biodiesel; that is, it converts mono-, di-, and tri-glycerides contained in feedstock (such as animal fats and vegetable oils) into methyl esters (crude biodiesel). We believe the Bioforce 9000 offers potential advantages including the ability to use multiple feedstocks with up to 3% free fatty acids (FFA) simultaneously.

The first installation of our Bioforce 9000 is included in a biodiesel production plant that is under construction and is expected to be fully operational before the end of 2009 in Moberly, Missouri. The installation of our system in the Moberly, Missouri plant was accomplished through the sale of our system to a third-party sub-contractor pursuant to a standard purchase order. The total purchase price for the system was $130,000.00. The material terms of the purchase order are a 20% ($26,000) down- payment and the 80% balance ($104,000) due upon delivery of the system. We received a $26,000 deposit from this third party subcontractor but have not received the balance, so we are unable to book the transaction as revenue. We allowed our customer, with whom we had a good working relationship, to install our equipment without payment because they themselves had not yet been paid by the contractor working on the Moberly plant installation. At that point in time we had the choice of taking our equipment back, or allowing the transaction to continue with the expectation we would be paid. We elected to allow the transaction to continue because we felt it was important to have our equipment installed in a plant that was expected to become operational. As of September 28, 2009, our third party sub-contractor (the customer) had not been paid, and we, accordingly, have not been paid. We do not know when or if we will receive this amount due.

We believe the Bioforce 9000 provides a variety of advantages including the consumption of less energy. The total energy (electricity and steam) required to produce a gallon of industry standard biodiesel using competitive technology ranges from $0.02/gal. to $0.05/gal., depending on production capacity, feedstock, and other factors. Our Bioforce 9000 Skid System applies only to the transesterification portion of the biodiesel production process. The energy consumed by a competitive transesterification process ranges from $0.004 to $0.01 to produce one gallon of biodiesel (the Hielscher Ultrasonics, GmbH, website at http://www.hielscher.com/ultrasonics/biodiesel transesterification_01.htm states “The resulting costs for the ultrasonication vary between 0.1ct and 1.0ct per liter (0.4ct to 1.9ct/gallon) when used in commercial scale”.

The global demand for petroleum-based diesel is about 345 billion gallons/year. The global demand for biodiesel is only about 3 billion gallons/year. This number is not expected to grow dramatically in the foreseeable future for a number of reasons. We have been impacted by the downturn in the worldwide economy and the slowdown in the demand for biodiesel. Uncertainty in the biodiesel industry has negatively affected our business. The biodiesel industry has also been negatively impacted by the failure of Congress to renew the $1/gallon excise tax credit on a permanent/long term basis. At this time, there can be no assurance that tax credits supporting the biodiesel industry will be renewed. Factors which can spur the demand for biodiesel and our products include legislation which mandates increased use of biodiesel, a reduction in the cost of raw materials (feedstock) used in the production of biodiesel, and an increase in the price of competitive products such as petroleum-based diesel fuel. These factors along with adverse economic conditions may continue to negatively affect our potential revenues and profitability into the foreseeable future.

To date the company has sold no products and has recorded no revenue other than $26,000 recorded as Deferred Revenue on our balance sheet. This amount represents a down payment for a Bioforce 9000 System described above.

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

Competition

We have a variety of competitors, large and small. The biodiesel market and other markets in which we compete are highly competitive markets offering essentially commodity products. There are a number of competitors in the biodiesel industry, many of which have a longer operating history and stronger financial capabilities than we do, and there is at least one other company which professes to offer hydrodynamic cavitation technology. Other companies use rotor-stator and ultrasonic cavitation technologies.

Competitors in the edible oil refining industry include well-known companies which have longer operating histories and stronger financial capabilities than we do. We differentiate ourselves by the designs, processes, and applications described in our patents pending applications. We compete by offering solutions that we believe can reduce operating expenses vis-à-vis current technology.

Due to the nature of our products, we have incurred no costs with respect to environmental compliance with federal, state, and local laws. To our knowledge, our products do not require governmental approval, and we do not foresee that governmental regulations will have a material impact on our business.

 Our success will depend in part on our ability to obtain patents, maintain trade secrets, and operate without infringing on the proprietary rights of others both in the United States and other countries. We have seven patent applications pending and have applied for three international patents which apply to our reactors and processes. Our patents pending apply to potential commercial applications in markets such as vegetable oil refining, renewable fuels production, water purification, crude oil yield enhancement, and alcoholic beverage enhancement. We plan to continue to apply for new and improved patents on a regular basis..

There can be no assurances that patents issued to the Company will not be challenged, invalidated, or circumvented, or that the rights granted hereunder will provide proprietary protection or competitive advantage to the Company.

We are a public company with stock traded on the Over the Counter Bulletin Board with ticker symbol CVAT. Our stock is also traded on the Berlin and Stuttgart Stock Exchanges with the symbol WTC. Our single location is our headquarters in Chatsworth, CA. We have four full-time employees and no part time employees and have engaged approximately 40 consultants and independent contractors over the past two years.

PART II

Item 5.  Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Common Stock is traded on the Over the Counter Bulletin Board under the symbol CVAT. The following table sets forth the high and low price per share based on the closing price of our Common Stock for the periods indicated.
		HIGH		LOW

Fiscal 2009	First Quarter – No trading	$	N/A	NA
	Second Quarter		0.57	0.34
	Third Quarter		0.40	0.24
	Fourth Quarter		0.33	0.18

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

Securities Authorized for Issuance Under Equity Compensation Plans

While the Company has no formal stock option plan, it had assumed the outstanding options of its wholly owned subsidiary, Hydro-Dynamic Technology, Inc. Those options have been granted to employees, directors, consultants and independent contractors of the Company and its wholly owned subsidiary. The Company believes that such  awards encourage employees to remain employed by the Company and also to attract persons of exceptional ability to become employees of the Company. The company has no ability at this time to grant any stock options pursuant to a stock option plan, as there is no plan in effect. The company may grant non-plan stock options but has not done so at this time nor does it have plans to do so.

Unregistered Sales of Equity Securities and Use of Proceeds

On October 3, 2008, the Company issued 210,000 units comprised of five shares of its Series A-1 Preferred Stock (total of 3,150,000 preferred shares) and one warrant to purchase one share of common stock at $0.37 per share for total proceeds of $525,000 which were placed in escrow. Upon the closing of escrow on October 3, 2008, $400,000 was used to purchase 50.5% of the outstanding shares of Bio (see Note 2 to the consolidated financial statements), and the remaining $125,000 was distributed to the Company. The shares of Company stock were sold in compliance with Section 4(2) of the Securities Act of 1933, as amended to 5 accredited, non-affliated investors who had a pre-existing relationship with the Company’s management. Those purchasers were Barnhart Holdings, Ltd., GDK Investments, Gregory Shukman, Tatiana Tessmer and Lyudmilla Yeschenko.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to a limited number of accredited investors who had a pre-existing relationship with the Company. No sales commissions or other remuneration was paid in connection with these sales.

On October 24, 2008, the Company effected a transaction with Bio Energy, Inc., a non-operating shell company (“Bio”) (the “Transaction”). Under the terms of the Transaction, Bio performed a 7.5-to-1 forward stock split of its outstanding shares of common stock. Bio issued 18,750,000 (post forward split) of its shares of common stock and assumed 410,000 warrants and 675,000 common stock options in exchange for 100% of the outstanding shares of the Company. Immediately after the Transaction, there were a total of 28,030,176 shares of common stock outstanding, consisting of 18,750,000 original post split shares and  9,280,176 newly issued shares. The warrants and options converted to warrants and options to purchase 740,430 shares of Bio Common Stock.

On October 24, 2008, the Company entered into a share exchange agreement with Bio in which Bio acquired all of the outstanding shares of the Company’s stockholders. Bio Energy, Inc. issued 18,750,000 shares of its common stock to the stockholders of Hydrodynamic Technology, Inc. in exchange for all the outstanding shares of Hydrodynamic Technology, Inc. Under the terms of the share exchange agreement, Bio performed a 7.5-to-1 forward stock split of its outstanding shares of common stock.  The shares of Common Stock of Bio were issued on reliance on Section 4(2) of the Securities Act of 1933, as amended.  All of the shares were issued with restrictive legend intact and none of the shares were issued as free trading shares. Moreover, at the time of this transaction, the Company was classified as a “shell issuer” and, as such, the shares issued to the holders of Hydrodynamic Technology, Inc. would not be publicly saleable, absent a registration statement covering those shares, until such time as Bio took the necessary steps to cease to become a “shell issuer” and otherwise comply with the requirements of Rule 144 of the Securities Act of 1933, as amended (“Rule 144”) to allow the holders of those restricted shares to avail themselves of disposition of the shares under Rule 144.  The holders of Bio shares of Common Stock were knowledgeable and sophisticated with respect to the operations of Hydrodynamic Technology, Inc., its operations and its prospects. This group of stockholders were actively involved with Hydrodynamic Technology’s business operations on a daily or weekly basis. They included founders, persons affiliated to the founders, and sophisticated service providers who had received common stock of Hydrodynamic Technology, Inc. at the inception of Hydrodynamic Technology, Inc. along with those stockholders referred to in the next paragraph.

On October 24, 2008, in connection with the reverse merger, all shares of Hydrodynamic Technology, Inc. Series A-1 Preferred Stock were converted to common shares of Bio. The shares of Common Stock of Bio which were issued in exchange for the shares of Series A-1, Inc. Preferred Stock were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to 5 accredited holders of Hydrodynamic Technology, Inc. Series A-1 Preferred Stock. The Company issued restricted shares in connection with this issuance. Moreover, at the time of this transaction, the Company was classified as a “shell issuer” and, as such, the shares issued to the holders of Hydrodynamic Technology, Inc. would not be publicly saleable, absent a registration statement covering those shares, until such time as Bio took the necessary steps to cease to become a “shell issuer” and otherwise comply with the requirements of Rule 144 of the Securities Act of 1933, as amended (“Rule 144”) to allow the holders of those restricted shares to avail themselves of disposition of the shares under Rule 144. This presentation retroactively includes the recapitalization for all periods presented. As a result of the merger with Bio, the Company no longer has any Series A-1 Preferred Stock authorized or issued. In connection with the Bio transaction, 410,000 warrants to purchase 410,000 shares of Common Stock of Hydro converted into 279,800 warrants to purchase 279,800 shares of Common Stock of Bio. The stockholders of Hydrodynamic Technology, Inc. referred to in the above paragraph were not the exact same purchasers as the purchasers referred to in this paragraph.

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

Preferred Stock

On March 17, 2009 the Company issued 111,111 shares of Series A Convertible Preferred Stock to Barnhart Holdings, Ltd., a foreign non-affiliated investor at a purchase price of $0.90 per share for a total purchase price of $100,000.  Each share of Series A Preferred Stock is convertible at the owner’s option into 1.125 shares of common stock. The preferred shares are convertible into shares of Common Stock of the Company at any time at the election of the holder but will automatically convert to Common Stock on March 17, 2012. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to Barnhart Holdings, Ltd. The Company issued restricted shares in connection with this issuance. No sales commissions or other remuneration was paid in connection with these sales.

Issuance of Common Stock

In fiscal 2009l, we received $300,000 in cash in exchange for 1,599,996 common shares as follows:

On April 22, 2009, the Company issued 499,998  shares of common stock at $0.20 per share and 200,000 warrants to purchase 200,000 shares of Common Stock at an exercise price of $0.50 per share for a total consideration of $100,000 to San Francisco Securities Inc, a non-affiliated accredited investor.   The warrants vest immediately and have a contractual life of 3 years. The total value of the warrants issued amounted to $0.  The value was determined using the Black-Scholes valuation model with input assumptions of (1) volatility of 64%, (2) expected life of 1.5 years, (3) risk free rate of 0.76%, and (4) expected dividends of zero.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to San Francisco Securities, Inc. The Company issued restricted shares in connection with this issuance. No sales commissions or other remuneration was paid in connection with these sales.

On June 4, 2009, the Company issued 499,998 shares of common stock to Boris Zheleznyak for a purchase price of $100,000 along with Warrants to purchase 499,998 shares of Common Stock at an exercise price of $0.20 per share.  Boris Zheleznyak is not affiliated with the Company. The above referenced shares of Common Stock and warrants were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  The note and warrant was not offered via general solicitation to the public but solely to Boris Zheleznyak. No sales commissions or other remuneration was paid in connection with these sales.

On June 22, 2009, the Company issued 300,000 shares of Common Stock to San Francisco Securities, Inc. at a purchase price of $50,000 along with 300,000 warrants with an exercise price of $0.42 per share. San Francisco Securities, Inc, an accredited investor, is not affiliated with the Company. The above referenced shares of Common Stock and warrants were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares of Common Stock and the warrant was not offered via general solicitation to the public but solely to San Francisco Securities, Inc. No sales commissions or other remuneration was paid in connection with these sales.

On June 30, 2009, the Company issued 300,000 shares of Common Stock to GDK Investments at a purchase price of $50,000 along with 300,000 warrants with an exercise price of $.42 per share.  GDK Investments is not affiliated with the Company. The above referenced shares of Common Stock and warrants were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The note and warrant was not offered via general solicitation to the public but solely to GDK Investments. No sales commissions or other remuneration was paid in connection with these sales.

The above 1,299,996 warrants vest immediately and have a contractual life ranging from 3 to 5 years. .

Convertible Notes Payable

On December 18, 2008 we issued a 4-year warrant to purchase 100,000 shares of Common Stock to Lyudmilla Yeschenko at an exercise price of $0.50 per share along with a $50,000 promissory note bearing interest at the rate of 12% per annum. Lyudmilla Yeschenko is not  affiliated with the Company. The above referenced note and warrant was issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The note and warrant was not offered via general solicitation to the public but solely to Ms. Yeschenko. No sales commissions or other remuneration was paid in connection with these sales.

On December 20, 2008, we issued a 4-year warrant to purchase 50,000 shares of Common Stock to Christopher Tucker, at an exercise price of $0.50 per share, along with a $25,000 promissory note bearing interest at the rate of 12% per annum. Mr. Tucker not  affiliated with the Company. The above referenced note and warrant was issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The note and warrant was not offered via general solicitation to the public but solely to Mr. Tucker. No sales commissions or other remuneration was paid in connection with these sales.

On December 20, 2008, we issued a 4-year warrant to purchase 100,000 shares of Common Stock to Jeffery Neustadt, at an exercise price of $0.50 per share, along with a $50,000 promissory note beating interest at the rate of 12% per annum. Mr. Neustadt is not  affiliated with the Company. The above referenced note and warrant was issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The note and warrant was not offered via general solicitation to the public but solely to Mr. Neustadt. No sales commissions or other remuneration was paid in connection with these sales.

On January 29, 2009 we issued a 4-year warrant to purchase 10,000 shares of Common Stock to Erena Karakis, at an exercise price of $0.50 per share, along with a promissory note in the amount of $5,000 bearing interest at the rate of 12% per annum.  Ms. Karakis not  affiliated with the Company. The above referenced note and warrant was issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The note and warrant was not offered via general solicitation to the public but solely to Ms. Karakis. No sales commissions or other remuneration was paid in connection with these sales.

On February 11, 2009 we issued a 4-year warrant to purchase 333,333 shares of Common Stock to Barnhart Holdings, Ltd. at an exercise price of $0.50 per share, along with a $100,000 promissory note bearing interest at the rate of 12% per annum. Barnhart Holdings Ltd. is not  affiliated with the Company. The above referenced note and warrant was issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The note and warrant was not offered via general solicitation to the public but solely to Barhnart Holdings, Ltd. No sales commissions or other remuneration was paid in connection with these sales.

On February 18, 2009 we issued a 4-year warrant to purchase 10,000 shares of Common Stock to Mark Escalante at an exercise price of $0.50 per share, along with a $5,000 promissory note bearing interest at the rate of 12% per annum. Mr. Escalante is not  affiliated with the Company. The above referenced note and warrant was issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The note and warrant was not offered via general solicitation to the public but solely to Mr. Escalante. No sales commissions or other remuneration was paid in connection with these sales.

Common Stock Issued for Services

On September 22, 2008 we issued 150,000 shares of Common Stock to RL Hartshorn, the Company’s CFO, for services rendered. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On December 3, 2008 we issued 120,000 shares of Common Stock to James Fuller for advisory board services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On December 3, 2008 we issued 30,000 shares of Common Stock to Damon Germain for research and development and business development services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On December 3, 2008 we issued 75,000 shares of Common Stock to Paul Knerr for research and development and business development services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On December 3, 2008, we issued 75,000 shares of Common Stock to Maxim Promtov for research and development and engineering services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On December 3, 2008, we issued 75,000 shares of Common Stock to Varvara Grichko for research and development and chemistry services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On December 3, 2008, we issued 75,000 shares of Common Stock to Princeton Research for investor relations services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On December 17, 2008, we issued 75,000 shares of Common Stock to Mi GMBH for strategic and business development services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On December 17, 2008, we issued 75,000 shares of Common Stock to Todd Strickland for research and development and business development services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On December 17, 2008 we issued 75,000 shares of Common Stock to Lina Minkovich for computer and IT services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On December 17, 2008 we issued 75,000 shares of Common Stock to Lilia Dmitrieva for business development services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On February 27, 2009, we issued 37,500 shares of Common Stock to Shannon Stokes as a performance bonus. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On February 27, 2009, we issued 37,500 shares of Common Stock to Stacie Jovancevic for marketing services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not  offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On February 27, 2009, we issued 37,500 shares of Common Stock to Dmitry Savelyev for business planning and website development services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On February 27, 2009, we issued 30,000 shares of Common Stock to Coolgrip International for marketing services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On February 27, 2009, we issued 75,000 shares of Common Stock to Mary Michelle Azzato for business development services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On February 27, 2009, we issued 37,500 shares of Common Stock to Bella Karakis for legal services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On February 27, 2009, we issued 37,500 shares of Common Stock to Alan Cohen for strategic advisory and marketing services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On February 27, 2009, we issued 37,000 shares of Common Stock to the Adept Group for sales and marketing services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On February 27, 2009, we issued 37,500 shares of Common Stock to Alex Sulla for business development services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On February 27, 2009, we issued 30,000 shares of Common Stock to Aru Ana, Inc. for product development and marketing services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On February 27, 2009, we issued 75,000 shares of Common Stock to Crown Equity Holdings for investor relations services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On February 27, 2009, we issued 75,000 shares of Common Stock to Crown City Capital Management for investor relations services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On February 27, 2009, we issued 5,565 shares of Common Stock to Tomer Tal for legal services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On March 11, 2009, we issued 75,000 shares of Common Stock to Gautam Chakrabarti for technical advisory services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On March 11, 2009, we issued 11,550 shares of Common Stock to Tomer Tal for legal services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On March 22, 2009, we issued 150,000 shares of Common Stock to RL Hartshorn for CFO services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances. Feb 3, 2011.

On April 23, 2009, we issued 9,805 shares of Common Stock to Tomer Tal for legal services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On May 28, 2009, we issued 12,500 shares of Common Stock to Bella Karakis for legal services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On May 28, 2009, we issued 30,000 shares of Common Stock to Audit Prep Services for accounting services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On May 28, 2009, we issued 8,923 shares of Common Stock to Tomer Tal for legal services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On June 4, 2009, we issued 37,500 shares of Common Stock to Bernard Reich for grant writing and scientific services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

On June 30, 2009, we issued 37,500 shares of Common Stock to Stanley Loft for technical advisory services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.  The Company issued restricted shares in connection with these issuances.  No sales commissions or other remuneration was paid in connection with these issuances.

In summary, for fiscal 2009 we issued 1,983,909 shares of common stock valued at $639,673 to service providers.
In 2008, we issued 10,369,764 shares of common stock valued at $1,823,400 to service providers who supported largely our research and development activities

Stock Options

On October 7, 2008, we issued an option to purchase 102,36 shares of Common Stock at $0.67 per share and an option to purchase 71,655 shares of Common Stock at $0.33 per share to Varvara Grichko.  The option expires on August 31, 2016.  The options were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The options were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.   No sales commissions or other remuneration was paid in connection with these issuances.

On October 21, 2010, we issued an option to purchase 71,655 shares of Common Stock at a purchase price of $0.67 per share to Barnhart Holdings, Ltd.  The option expires on September 21, 2010. The options were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The options were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.   No sales commissions or other remuneration was paid in connection with these issuances.

On October 27, 2008, we issued an option to purchase 105,000 shares of Common Stock at $0.67 per share to James Fuller.  The option expires October 27, 2010. The options were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The options were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.   No sales commissions or other remuneration was paid in connection with these issuances.

October 28, 2008, we issued an option to purchase 150,000 shares of Common Stock at $.67 per share to Princeton Research of Nevada, Inc.  The option expires September 30, 2009. The options were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The options were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.   No sales commissions or other remuneration was paid in connection with these issuances.

On January 19, 2009, we issued an option to purchase 150,000 shares of Common Stock at $0.67 per share and an option to purchase 105,000 shares of Common Stock at $0.33 per share to Gautam Chakrabarti.  The option expires on August 31, 2016. The options were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The options were not offered via general solicitation to the public but solely to the aforementioned purchaser or service provider.   No sales commissions or other remuneration was paid in connection with these issuances.

Warrants

In summary, we issued 1,590,000 warrants to service providers in fiscal 2009 including 600,000 warrants granted to Bill Corbett on 5/27/09 at an exercise price of $0.58, and on the same date 900,000 granted to Jesup & Lamont Securities Corp. at an exercise price of $0.58. In addition, on June 30, 2009, 90,000 warrants were granted to Alla Korjak at an exercise price of $0.42/share. The total value of  warrants issued for services amounted to $146,043.  The value was determined using the Black-Scholes valuation model with input assumptions of (1) volatility of 64%, (2) expected life ranging from 3 to 5 years, (3) risk free rate ranging from 0.845% to 1.23%, and (4) expected dividends of zero.

All together in fiscal 2009, we issued warrants to purchase 4,123,263 shares of Common Stock with exercise prices ranging from $0.20 to $0.58 per share. The warrants vest immediately and have a contractual life ranging from 1.5 to 5 years. The total value of the warrants issued in conjunction with services provided and convertible debt amounted to $195,288.  The value was determined using the Black-Scholes valuation model with input assumptions of (1) volatility of 64% - 148%, (2) expected life ranging from 1.5 to 5  years, (3) risk free rate ranging from 0.85% to 1.55%, and (4) expected dividends of zero.

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Report of Management on Internal Control over Financial Reporting

The Company’s internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

 The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“the Exchange Act”). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, and summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In assessing the effectiveness of our internal control over financial reporting, we use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment using those criteria, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we concluded that for the period ending June 30, 2009, our internal controls over financial reporting are ineffective. The material weaknesses in our internal control relate to lack of segregation of duties and accounting personnel with appropriate US GAAP expertise; this affected the accuracy and timeliness of the Company’s financial reporting. We are searching for additional capital and accounting personnel with appropriate US GAAP expertise to address these material weaknesses.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2009, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Part III

ITEM 10.  Directors, Officers and Corporate Governance.

Person	Age	Position

Mr. Roman Gordon	59	CEO, Secretary & Director
Mr. Igor Gorodnitsky	59	President & Director
Mr. R.L. Hartshorn	61	CFO and Director

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

Igor Gorodnitsky. Mr. Gorodnitsky is co-founder and has been our President since our founding January 29, 2007. Mr. Gorodnitsky has expertise in the handling and processing of hazardous waste material, and as a Senior Haz-Mat Specialist. He has coordinated and successfully completed more than 500 Haz-mat clean-ups over the past 20 years. He has coordinated and supervised Haz Mat projects, emergency and routine spill clean-ups, and confined space entry tasks. He has coordinated and scheduled manpower and purchased and scheduled equipment and materials for containment and treatment of spills. He has successfully managed, coordinated and supervised projects including Hazscanning, sampling, lab-packing, manifesting, profiling, labeling, and other special procedures for a variety of commercial clients and municipalities. He is a chemist by training and holds several certifications and licenses such as Hazwoper Training Program, Confined Space Entry and Gas Vapour HazCating, Certified Uniform Waste Manifest Training, Basic and Intermediate HazCating, On-Scene Incident Commander Emergency, Site Remediation Methods, Underground Storage Tank Removal, Health & Safety Supervisor Certification, Hazardous Certification, Tosco Refinery Safety. Mr. Gordodnitsky was president of Express Environmental Corp. since its inception in 1980 until he sold his interest in January 2009.

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

Code of Ethics

The Company has not yet adopted a Code of Ethics due to, among other things, its continuing search for qualified outside directors and committee members. The Company expects it will adopt a Code of Ethics prior to its next annual filing on Form 10-K and will undertake in such Form 10-K filed with the Commission to provide any person without charge, upon request, a copy of such code of ethics and explain the manner in which such request may be made.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table summarizes the compensation earned by each named executive officer of the Company for the past two fiscal years, determined on the basis of rules adopted by the SEC relating to smaller reporting companies.

Name and								Non-Equity	Non-Qualified
Principal				Stock		Option		Incentive Plan	Deferred	All Other
Position	Year	Salary		Awards (1)		Awards (1)		Compensation	Compensation	Compensation	Totals
Roman Gordon	2009	$172,857		$-		$-		$-	$-	$-	$172,857
Chief Executive Officer	2008	$50,033		$-		$-		$-	$-	$-	$50,033
	2007	$-		$-		$-		$-	$-	$-	$-

Igor Gorodnitsky	2009	$172,857	(2)	$-		$-		$-	$-	$-	$172,857
President	2008	$50,033	(2)	$-		$-		$-	$-	$-	$50,033
	2007	$-		$-		$-		$-	$-	$-	$-

R.L. Hartshorn	2009	$-		$184,349	(3)	$29,585	(4)	$-	$-	$-	$213,934
Chief Financial Officer	2008	$-		$-		$-		$-	$-	$-	$-
	2007	$-		$-		$-		$-	$-	$-	$-

(1)
Stock awards are disclosed at the expense recorded based on their aggregate grant date fair values as calculated under ASC 718, Share-Based Payments.  All share amounts disclosed include the impact of a 3 for 1 forward stock split which was effective as of October 29, 2009.

(2)
For the year ended June 30, 2008 and June 30, 2009, Mr. Gorodnitsky earned a base salary of $50,083 and $172,857, respectively, of which none was paid. As of June 30, 2009 and June 30, 2010, accrued payroll for Mr. Gorodnitsky totaled $50,083 and $222,890, respectively.

(3)	During the year ended June 30, 2009, Mr. Hartshorn was issued an aggregate total of 402,000 shares of common stock with an aggregate grant date fair value of $184,349.

(4)
On July 21, 2008, Mr. Harshorn was granted 71,655 and 102,366 stock options to purchase shares of our common stock with an exercise price of $0.33 and $.67 per share, respectively.  The grant date fair value of these options amounted to $29,585.

Narrative Disclosure to Summary Compensation Table

Roman Gordon, Igor Gorodnitsky and R.L. Hartshorn are our sole officers and directors. The only officer and director who are on payroll are Roman Gordon and Igor Gorodnitsky. Mr. Gordonitsky has accrued his salary because of the inability of the Company to generate the revenues to pay his salary. Mr. Hartshorn has agreed to work for equity at this time because of the inability of the Company to generate revenues to pay him. The Company has no bonus, annuity, pension, retirement or other compensation programs in place at this time. The accrued salary for Mr. Gorodnitsky of $222,890 at June 30, 2009 includes accrued salary of $50,034 from fiscal 2008. Mr. Gorodnitsky shall continue to accrue his salary until such time as the Company can pay his salary. Mr. Gorodnitsky’s accrued salary shall be paid when the Company has sufficient funds to pay these accrued amounts. Neither of Mr. Gordon, Mr. Gorodnitsky or Mr. Hartshorn have employment agreements with the Company. Mr. Hartshorn has reviewed an offer of employment from the Company which is terminable by Mr. Hartshorn or the Company at any time for any reason or for no reason. At this time, the only officer receiving cash compensation from the Company is Roman Gordon, the Company’s CEO, who is paid on a bi-weekly basis in accordance with the Company’s standard payroll practices.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the outstanding equity-based awards that were held by our named executive officers as of June 30, 2009.

	Option Awards
		Number of
		Securities	Number of
		Underlying	Securities
		Unexercised	Underlying	Option
		Options (#)	Unexercised	Exercise	Option
	Grant Date	Exercisable	Options (#)	Price	Expiration
Name	for Options	(1)	Unexercisable	($)	Date
R.L. Hartshorn	7/21/2008	71,655	-	$0.33	8/31/2016
	7/21/2008	102,366	-	$0.67	8/31/2016

(1)	All share amounts disclosed include the impact of a 3 for 1 forward stock split which was effective as of October 29, 2009.

There were no shares of stock that have not vested or any shares of stock, units or other rights awarded under any equity incentive plan that have not vested as of June 30, 2009.

Director Compensation

The following table sets forth certain information with respect to the compensation paid to our directors for the past fiscal year, determined on the basis of rules adopted by the SEC relating to smaller reporting companies.

						Change in
						Pension value and
Name and		Fee earned			Non-Equity	Nonqualified
Principal		or	Stock	Option	Incentive Plan	Compensation	All Other
Position	Year	paid in cash	Awards	Awards	Compensation	Earnings	Compensation	Totals
Roman Gordon	2009	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer

Igor Gorodnitsky	2009	$-	$-	$-	$-	$-	$-	$-
President

R.L. Hartshorn	2009	$-	$-	$-	$-	$-	$-	$-
Chief Financial Officer

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than compensation agreements and other arrangements with our executive officers and directors and the transactions described below, during our last two fiscal years, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, executive officers, holders of more than five percent of any class of our voting securities or any member of the immediate family of the foregoing persons had or will have a direct or indirect material interest. In accordance with item 404 (a) of regulation S-K, the company has had no related party transactions during the fiscal years ended June 30, 2009 or 2008, with the exception that:

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with our President and CEO where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and CEO have been assigned to the Company. In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of the CEO and President generated from licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010.

On April 30, 2008 our wholly owned subsidiary entered into an employment agreement with Varvara Grichko. Mrs. Grichko shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which Mrs. Grichko was the legally named inventor, and 3% of actual gross royalties received by the Company from the patent in each subsequent year.

Director Independence

We do not currently have an Independent Financial expert, but are the process of nominating one.

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

3.	Exhibits

The exhibits required by Item 601 of Regulation S-K are included in Item 15(b) below.

(b) – Exhibits.

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form	Pd. Ending	Exhibit	Filing Date

3(i)(a)	Articles of Incorporation of Bio Energy, Inc.		SB-2	N/A	3.1	October 19, 2006
3(i)(b)	Articles of Incorporation - Amended and Restated		10-Q	December 31, 2008	3.1	February 17, 2009
3(i)(c)	Articles of Incorporation - Amended and Restated		8-K	N/A	3.1	May 14, 2009

3(ii)(a)	By-laws - originally Bioenergy, Inc.		SB-2	N/A	3.2	October 19, 2006

2.1	Share Exchange Agreement between the Company and the shareholders of HydroDynamic Technology, Inc. dated October 22, 2008			N/A	N/A	October 24, 2008

10.1	Patent Assignment Agreement between the Company and Roman Gordon dated July 1, 2008.	X
10.2	Patent Assignment Agreement between the Company and Igor Gorodnitsky dated July 1, 2008.	X
10.3	Employment Agreement between the Company and Roman Gordon date March 17, 2008	X
10.4	Employment Agreement between the Company and Igor Gorodnitsky dated March 17, 2008	X
10.5	Consulting Agreement between the Company and R.L. Hartshorn dated September 22, 2008	X
10.6	Employment and Confidentiality and Invention Assignment Agreement between the Company and Varvara Grichko dated April 30, 2008	X
10.7	Revolving Line of Credit Agreement with National Bank of California dated Feb. 7, 2007	X

10.8	Convertible Note and Warrant Purchase Agreement between the Company and Lyudmila Yeschenko dated December 18, 2008	X
10.9	Convertible Note and Warrant Purchase Agreement between the Company and Jeffrey Neustadt dated December 20, 2008	X
10.10	Convertible Note and Warrant Purchase Agreement between the Company and Christopher Tucker dated December 20, 2008	X
10.11	Convertible Note and Warrant Purchase Agreement between the Company and Barnhart Holdings Ltd dated February 11, 2009	X
10.12	Convertible Note and Warrant Purchase Agreement between the Company and Mark Escalante dated February 19, 2009	X
10.13	Convertible Note and Warrant Purchase Agreement between the Company and Erena Karakis dated January 29, 2009	X
10.14	Preferred Shares Agreement between Company and Barnhart Holdings, Ltd. dated March 17, 2009
10.15	Purchase Order	X

10.16	Warrant to purchase common stock - Barnhart Holdings, Ltd. dated March 17, 2009
10.17	Warrant to purchase common stock - San Francisco Securities, April 22, 2009
10.18	Warrant to purchase common stock - Jesup & Lamont, Ltd dated May 27, 2009
10.19	Warrant to purchase common stock - William Corbett dated May 27, 2009
10.20	Warrant to purchase common stock - Boris Zheleznyah dated June 3, 2009
10.21	Warrant to purchase common stock - San Francisco Securities, June 19, 2009
10.22	Warrant to purchase common stock - GDK Investments datd June 24, 2009
10.23	Warrant to purchase common stock - Alla Koryak dated June 30, 2009

16.1	Change in Certifying Accountant		8K/A	December 31, 2008	99.1	November 5, 2008

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

(c) – Financial Statement Schedules

See Item (a) 2 above.

(c) – Financial Statement Schedules

See Item (a) 2 above.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ Todd J. Zelek	Chairman of the Board, Chief Executive Officer and Secretary	October 20, 2011
Todd J. Zelek	(Principal Executive Officer)

/s/ R.L. Hartshorn	Chief Financial Officer	October 20, 2011
R.L. Hartshorn	(Principal Financial Officer)

/s/ Igor Gorodnitsky	Director	October 20, 2011
Igor Gorodnitsky