Form 10-Q/A
period 2009-12-31
Cavitation Technologies, Inc.
filed 2011-10-20
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The registrant had 114,165,048 shares of Common Stock, par value $0.001 per share, outstanding at January 22, 2010.

EXPLANATORY NOTE

Cavitation Technologies, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its quarterly report on Form 10-Q for the quarter ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on February 4, 2010 (the “Original Report”) solely to revise: Part 1, Item2, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Overview” section only), and Part II, Item 2 Unregistered Sales of Equity Securities and Use of Proceeds pursuant to Item 701(b) and (d) of Regulation S-K.

No other changes have been made to the Original Report. This Amendment should be read in conjunction with the Original Report. Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Report. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Report or modify or update any related or other disclosures.

PART I – FINANCIAL INFORMATION

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

Overview

Hydrodynamic Technology, Inc. dba Cavitation Technologies, Inc (Company) was incorporated January 29, 2007, in California. We are a development stage enterprise that designs and engineers NANO technology based systems that use our patents pending, multi-stage, continuous flow-through, hydrodynamic cavitation reactors. We are a “GreenTech” company whose goal is to monetize our patent pending technologies that we feel have unique, useful, and environmentally friendly commercial applications in markets such as vegetable oil refining, renewable fuels, water  treatment, alcoholic beverage enhancement, water-oil emulsions, and crude oil yield enhancement. Research and development has led to products which include the Green D De-gumming System, a vegetable oil refining system, and the Bioforce 9000 NANO Reactor Skid System which performs the transesterification process during the production of crude biodiesel. We believe the application of our technology can reduce operating costs and improve yields in comparison to competitive solutions. Our headquarters and only office is in Chatsworth, California.

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

The first installation of our Bioforce 9000 is included in a biodiesel production plant that is under construction and was expected to be fully operational before the end of 2009 in Moberly, Missouri. Due to lack of funds, the plant is not in operation, and we do not know when or if it will become operational.  However, the company operating the Mobely, Missouri plant, has indicated to us that it intends to use our Bioforce 9000 skid system when it is able to procure financing to become operational.

Our success depends in part on our ability to obtain patents, maintain trade secrets, and operate without infringing on the proprietary rights of others both in the United States and other countries. We have seven patent applications pending in the US along with three PCT applications. We intend to apply for new patents on a regular basis. Our patents pending apply to potential commercial applications in markets such as vegetable oil processing, renewable fuels production, water treatment, crude oil yield enhancement, alcoholic beverage enhancement, and algae processing. There can be no assurances that patents issued to the Company will not be challenged, invalidated, or circumvented, or that the rights granted will provide proprietary protection or competitive advantage to the Company.

We are a public company with stock traded on the Over the Counter Bulletin Board with ticker symbol CVAT. Our stock is also traded on the Stuttgart Stock Exchange with symbol WTC. Our only location is our headquarters in Chatsworth, California. We have four employees and have engaged approximately 40 consultants and independent contractors over the past two years.

Part II – Other Information

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds

The following is a listing of unregistered security activity during the quarter ended December 31, 2009.

Issuance of Common Stock for Conversion of Indebtedness

\We sold 4,179,935 common shares for $699,640 during the three months ended December 31, 2009. There were no sales of common stock during the three months ended September 30, 2009.

On August 7, 2009, we issued 1,122,375 shares of common stock to accredited non-affiliated investors for the conversion of $190,803 of outstanding convertible notes payable and accrued interest as follows:

On august 7, 2009, we issued 157,107 shares of common stock to Chris Tucker for a total purchase price of $25,000.
Mr. Tucker not affiliated with the Company.

On august 7, 2009, we issued 314,217 shares of common stock to Jeffrey Neustadt for a total purchase price of $50,000.  Mr. Neustadt is not affiliated with the Company.

On august 7, 2009, we issued 31,050 shares of common stock to Erena Karakis for a total purchase price of $5,000.  Ms. Karakis is not affiliated with the Company

On august 7, 2009, we issued 620,001shares of common stock toBarnhart Holdings Ltde. for a total purchase price of $100,000.  Barnhart Holdings, Ltd. is not affiliated with the Company

Sales of Restricted Common Stock

We sold 4,179,935 common shares for $699,640 during the three months ended December 31, 2009. There were no sales of common stock during the three months ended September 30, 2009. The following shares were sold to both existing accredited investors as well as accredited individuals who had previously existing relationships with the Company.

 On October 13, 2009, the company issued 208,104 shares of common stock to G Electrical Service Co. for a total purchase price of $34,364, along with warrants to purchase 208,104 shares of common stock at an exercise price of $0.42 per share. G Electrical Service Co., is not affiliated with the Company. The above referenced shares and warrant were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The note and warrant were not offered via general solicitation to the public but solely to G Electrical Service Co. No sales commissions or other remuneration was paid in connection with these sales.

On October 16, 2009, we issued 1,620,000 shares of common stock to Suzahnna Tepper for a total purchase price of $270,000, along with warrants to purchase 1,620,000 shares of common stock at an exercise price of $0.42 per share. Suzahnna Tepper is not affiliated with the Company. The above referenced shares and warrant were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The note and warrant were not offered via general solicitation to the public but solely to G Electrical Service Co. No sales commissions or other remuneration was paid in connection with these sales.

On October 16, 2009, we issued 420,000 shares of common stock to Boris Zheleznyak for a total purchase price of $70,000, along with warrants to purchase 420,000 shares of common stock at an exercise price of $0.42 per share. Boris Zheleznyak is not affiliated with the Company. The above referenced shares and warrant were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The note and warrant were not offered via general solicitation to the public but solely to Boris Zheleznyak. No sales commissions or other remuneration was paid in connection with these sales.

On October 16, 2009, we issued 674,934 shares of common stock to Star Tech Electric Co. for a total purchase price of $112,489, along with warrants to purchase 674,934 shares of common stock at an exercise price of $0.42 per share. Star Tech Electric is not affiliated with the Company. The above referenced shares and warrant were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The note and warrant were not offered via general solicitation to the public but solely to Star Tech Electric Co. No sales commissions or other remuneration was paid in connection with these sales.

On October 16, 2009, we issued 265,800 shares of common stock to G Electrical Co. for a total purchase price of $44,300, along with warrants to purchase 265,800 shares of common stock at an exercise price of $0.42 per share. G Electrical Co is not affiliated with the Company. The above referenced shares and warrant were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The note and warrant were not offered via general solicitation to the public but solely to G Electrical Co. No sales commissions or other remuneration was paid in connection with these sales.

On November 4, 2009, we issued 217,117 shares of common stock to G Electrical Service Co. for a total purchase price of $36,400, along with warrants to purchase 214,117 shares of common stock at an exercise price of $0.42 per share.  G Electrical Co. is not affiliated with the Company. The above referenced shares and warrant were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The note and warrant were not offered via general solicitation to the public but solely to G Electrical Co. No sales commissions or other remuneration was paid in connection with these sales.

On November 17, 2009, we issued 421,529 shares of common stock to G Electrical Service Co. for a total purchase price of $72,170, along with warrants to purchase 424,529 shares of common stock at an exercise price of $0.42 per share. G Electrical Co. is not affiliated with the Company. The above referenced shares and warrant were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The note and warrant were not offered via general solicitation to the public but solely to G Electrical Co. No sales commissions or other remuneration was paid in connection with these sales.

On December 4, 2009, we issued 114,923 shares of common stock to G Electrical Service Co. for a total purchase price of $19,537, along with warrants to purchase 114,923 shares of common stock at an exercise price of $0.42 per share. G Electrical Co. is not affiliated with the Company. The above referenced shares and warrant were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The note and warrant were not offered via general solicitation to the public but solely to G Electrical Co. No sales commissions or other remuneration was paid in connection with these sales.

On December 4, 2009, we issued 237,528 shares of common stock to Star Tech Electric Co. for a total purchase price of $40,380, along with warrants to purchase 237,528 shares of common stock at an exercise price of $0.42 per share. Star Tech Electric is not affiliated with the Company. The above referenced shares and warrant were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The note and warrant were not offered via general solicitation to the public but solely to Star Tech Electric Co. No sales commissions or other remuneration was paid in connection with these sales.

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

PART II – OTHER INFORMATION

 Item 6.  Exhibits

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

10.1 Material agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Todd Zelek	Chief Executive Officer and Director	October 20, 2011
Todd Zelek	(Principal Executive Officer) Chairman of the Board

/s/ Igor Gorodnitsky	President	October 20, 2011
Igor Gorodnitsky

/s/ R.L. Hartshorn	Chief Financial Officer	October 20, 2011
R.L. Hartshorn	(Principal Financial Officer and Accounting Officer