Form 10-Q/A
period 2010-03-31
Cavitation Technologies, Inc.
filed 2011-10-20
CIK 1376793

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

PART II – OTHER INFORMATION

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds

The following is a listing of unregistered security activity during the quarter ended March 31, 2010.

Sales of Restricted Common Stock

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

We sold 2,042,980 common shares for $347,307 during the three months ended March 31, 2010. The shares were sold to a limited number of accredited investors who had a preexisting relationship with the Company and/or were previous investors in the Company.

We issued 6,474,986 common shares as compensation for services rendered during the three months ended March 31, 2010.

Sales of Restricted Common Stock

On January 6, 2010, we issued 58,058 shares of common stock to G Electrical Service Co. for a total purchase price of $9,870, along with warrants to purchase 58,058 shares of common stock at an exercise price of $0.42 per share. G Electrical is not affiliated with the company.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchasers. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these sales.

On February 4, 2010, we issued 888,235 shares of common stock to Marina Vergilis for a total purchase price of $151,000, along with warrants to purchase 888,235 shares of common stock at an exercise price of $0.42 per share. Marina Vergilis is not affiliated with the company. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchasers. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these sales.

On March 2, 2010, we issued 44,923 shares of common stock to G Electrical Service Co. for a total purchase price of $7,637, along with warrants to purchase 44,923 shares of common stock at an exercise price of $0.42 per share. G Electrical is not affiliated with the company.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchasers. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these sales.

On March 2, 2010, we issued 590,000 shares of common stock to AM-PM Appliance Co. for a total purchase of $100,300, along with warrants to purchase 590,000 shares of common stock at an exercise price of $0.42 per share. AM-PM is not affiliated with the company.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchasers. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these sales.

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

On March 12, 2010, we issued 352,941 shares of common stock to Suzahnna Tepper for a total purchase price of $60,000, along with warrants to purchase 352,941 shares of common stock at an exercise price of $0.42 per share. Suzahnna is not affiliated with the company.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchasers. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these sales.

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

In February 1, 2010, we issued 37,500 shares of common stock to Kirk Wiggins for consulting services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned purchasers in consideration of services. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these sales.

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