Form 10-K/A
period 2010-06-30
Cavitation Technologies, Inc.
filed 2011-10-20
CIK 1376793

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for Cavitation Technologies, Inc., referred to herein as the “Company,” “we,” “us" or “our” as initially filed with the Securities and Exchange Commission (“SEC”) on September 28, 2010 (the “Original Report”) for the fiscal year ending June 30, 2010. The Company is filing this Amendment for the purpose of amending and supplementing: Item 1. Business; Item 9A(T). Controls and Procedures; Item 11. Executive Compensation; Item 15. Exhibits, Financial Statement Schedules.

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

CAVITATION TECHNOLOGIES, INC.
FORM 10-K/A ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2010
TABLE OF CONTENTS

Page
PART I
Item 1. Business	4

PART II
Item 9A(T). Controls and Procedures	7

PART III
Item 10. Directors, Executive Officers and Corporate Governance	8
Item 11. Executive Compensation	9
Item 13. Certain Relationships and Related Transactions, and Director Independence	10

PART IV
Item 15. Exhibits, Financial Statement Schedules	10

Signatures	13

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

Our investment in research and development (R&D) since inception on January 29, 2007 through June 30, 2010 is $4,623,400 most of which is in the form of shares issued to service providers. This investment in R&D has led to potential commercial products including the Green D+Plus NANO Neutralization System – a vegetable oil refining system, and the Bioforce 9000 NANO Reactor System which performs transesterification during the production of crude biodiesel. Both the Green D+ Plus System and the Bioforce 9000NANO Reactor System employ our proprietary, continuous flow-through, hydrodynamic NANO Technology in the form of our multi-stage NANO Series of reactors. Our reactor process can create particles in some cases smaller than one micron (nano particles) and bond these particles at the molecular level. The Reactor has no moving parts, operates continuously, and is easily scalable to high volumes. To date the Company has sold no products and has recorded no revenue from product sales.

Vegetable Oil Refining

Our Green D+ Plus NANO Refining System uses a patented NANO Refining Technology that is designed to be used in the vegetable oil refining process to refine crude or de-gummed vegetable oils such as soybean, rapeseed, and canola into high quality de-gummed oils at lower costs.

Distribution Methods

We intend to license our technology/systems globally through a distribution network of strategic partners who are recognized leaders in their field and who design, build, install and recommend our systems. In January 2010 we signed a global Technology License, Marketing & Collaboration Agreement with the n.v. Desmet Ballestra Group s.a. (Desmet) who will market our Green D + Plus Nano Refining System. Salient terms and conditions of the agreement include: 1. We as licensor will grant licenses to Desmet (licensee), for use of the Green D + Plus Nano Refining technology. 2. Desmet will be the primary interface with the end-user (site user). 3. In order to maintain exclusivity, Desmet must license a minimum number of units in each of the first three years of the agreement. 4. The performance test conducted by Cavitation Technologies, Inc. with regard to each system/license must demonstrate during a test period that the system’s performance achieved contractual performance. 5. For services provided, we will pay Desmet a variable commission. 6. The initial term of the agreement is three years and will automatically extend provided Desmet meets the terms of the agreement. The agreement is currently in good standing. Article 9.01(b) describes the minimum number of units to be purchased and Article 7.01(b) describes the variable commission. As a result of the November 2010 agreement, the minimum number of units remains unchanged while the variable commission increased.

Desmet is a global leader in providing equipment to the approximate $70B/yr. edible oil extraction and refining industry. Since its founding in 1946, Desmet has built a global network that includes 1,300 employees, 17 global and 8 representative offices, and more than 5,700 lines in a variety of applications. Specifically, Desmet will manage the global marketing, sales, and project execution of our Green D + Plus Nano Refining Systems. We rely exclusively on our strategic partnership with Desmet to market, and distribute our products to new customers. We will focus on developing additional Nano Reactor applications and managing the intellectual property issues associated with these new developments. Desmet also presents us with potential opportunities in the palm oil industry and in enzymatic refining.

In April 2010 we signed a memorandum of understanding with a vegetable oil refining plant located in Minnesota for pilot testing a 40 GPM NANONeutralization System on a production line that processes 200 ton/day of de-gummed oil. The material terms and conditions of the memo included: 1. The plant was to conduct a test to demonstrate the ability of our system to significantly reduce operating costs in soybean oil refining. 2. The Minnesota plant pays all costs of installation. 3. We have the right to access the equipment, operating data, and to collect pre-process and post-process samples. 4. We received a small one-time payment of $15,000.00 to cover use of our equipment. 5. The agreement terminated May 24, 2010. We are discussing a potential sale with this company.

Customers

We have one customer. In June 2010 we completed a pilot test of our 40 GPM NANO Neutralization System at a 200 tons/day commercial crude vegetable oil refining plant in South Carolina. The system has been integrated and is operating at the plant. We have received monthly payments of $5,000.00 from this facility for use of our system since May 2010. Because there is no written agreement with this client, amounts received were recorded as Deferred Revenue in our balance sheet as of September 30, 2010. The company is uncertain as to how long these payments will continue. Although there is no written agreement, our understanding of the material elements of this verbal agreement are that this facility will continue to pay us $5,000 monthly for the continued use of our system. The amount was based on the rental value of the equipment. The amount is expected to remain unchanged as long as we continue to receive payments which is uncertain.

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

Competition

We have a variety of competitors, large and small. The markets in which we intend to compete are highly competitive commodity markets where the low-cost producer has the advantage. Competitors in the edible oil refining industry include well-known companies which have longer operating histories and stronger financial capabilities than we. We differentiate ourselves by the designs, processes, and applications described in our approved patent and patents pending applications. We intend to compete by offering solutions that we believe can reduce operating expenses vis-à-vis current technology and help our clients remain or become a low-cost producer.

Patents

Our success will depend in part on our ability to obtain patents, maintain trade secrets, and operate without infringing on the proprietary rights of others both in the United States and other countries. Our Cavitation Generator patent was issued during fiscal 2011, and is being amortized over an estimated useful life of four years. The patent has a duration through February 27, 2029. In addition, we have nine US and nine PCT/ international patent applications pending which apply to the design of the Company’s Reactor and the processes related thereto. We plan to continue to apply for new and improved patents on a regular basis. Our approved patent and patents pending apply to potential commercial applications in markets such as vegetable oil refining, renewable fuels production, water purification, crude oil yield enhancement, and alcoholic beverage enhancement. There can be no assurances that patents issued to the Company will not be challenged, invalidated, or circumvented, or that the rights granted hereunder will provide proprietary protection or competitive advantage to the Company

Governmental Approval and Regulations and Environmental Compliance

Due to the nature of our products, we have incurred no costs with respect to environmental compliance with federal, state, and local laws. To our knowledge, our products do not require governmental approval, and we do not foresee that governmental regulations will have a material impact on our business.

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with our President and CEO where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and CEO have been assigned to the Company. In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of the CEO and President for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010.

On April 30, 2008 our wholly owned subsidiary entered into an employment agreement with Varvara Grichko who became a member of the Board of Directors in September 2010. Mrs. Grichko shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which Mrs. Grichko was the legally named inventor, and 3% of actual gross royalties received by the Company from the patent in each subsequent year.

As of June 30, 2010, we had not paid any amounts related to these royalties.

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

Changes in Internal Control over Financial Reporting

Our conclusion about the effectiveness of our Internal Controls over Financial Reporting changed from “ineffective” to “effective” as we implemented internal controls which we evaluated as working properly and effectively. Changes to our design and operations of our controls primarily related to the increased use of outside consultants and implementation of new internal control procedures.

Steps we have taken include:

a. With the assistance of an outside consultant, we were able to design, implement, and test processes and procedures for Internal Controls over Financial Reporting.

b. With the help of another outside consultant, we were able to raise our knowledge and expertise of GAAP to a level that is consistent with our conclusion that our internal controls are effective.

c. We updated and implemented new internal control procedures which address our risk assessment process, entity level control evaluations, and testing of key controls over financial reporting.

d. We continue to monitor our internal control processes and procedures on a regular basis

Part III

Item 10 Directors, Officers, and Corporate Governance

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

								Non-Equity	Non-Qualified	All
				Stock		Option		Incentive Plan	Deferred	Other
	Year	Salary		Awards (2)		Awards		Compensation	Compensation	Compensation	Totals
Roman Gordon	2010	$195,000		$800,000	(3)	$-		$-	$-	$-	$995,000
Chief Executive Officer	2009	$172,857		$-		$-		$-	$-	$-	$172,857

Igor Gorodnitsky	2010	$195,000	(1)	$800,000	(4)	$-		$-	$-	$-	$995,000
President	2009	$172,857	(1)	$-		$-		$-	$-	$-	$172,857

R.L. Hartshorn	2010	$-		$263,750	(5)	$-		$-	$-	$-	$263,750
Chief Financial Officer	2009	$-		$184,349	(5)	$29,585	(6)	$-	$-	$-	$213,934

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

(6)
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

In accordance with item 404 (a) of regulation S-K, the company has had no related party transactions during the fiscal years ended June 30, 2010 or 2009, with the exception that:

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

On April 30, 2008 our wholly owned subsidiary entered into an employment agreement with Varvara Grichko who became a member of the Board of Directors in September 2010. Mrs. Grichko shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which Mrs. Grichko was the legally named inventor, and 3% of actual gross royalties received by the Company from the patent in each subsequent year.

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

3.	Exhibits

The exhibits required by Item 601 of Regulation S-K are included in Item 15(b) below.

(b) – Exhibits.

			Incorporated by Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form	Pd. Ending	Exhibit	Filing Date

3(i)(a)	Articles of Incorporation of Bio Energy, Inc.		SB-2	N/A	3.1	October 19, 2006
3(i)(b)	Articles of Incorporation - Amended and Restated		10-Q	December 31, 2008	3.1	February 17, 2009
3(i)(c)	Articles of Incorporation - Amended and Restated		8-K	N/A	3.1	May 14, 2009
3(ii)(a)	By-laws - originally Bioenergy, Inc.		SB-2	N/A	3.2	October 19, 2006
2.01	Share Exchange Agreement between the Company and the shareholders of HydroDynamic Technology, Inc. dated October 22, 2008		8K	N/A	2.01	October 24, 2008

10.1	Patent Assignment Agreement between the Company and Roman Gordon dated July 1, 2008.		10K/A	June 30, 2009	10.1	October 20, 2011
10.2	Patent Assignment Agreement between the Company and Igor Gorodnitsky dated July 1, 2008.		10K/A	June 30, 2009	10.2	October 20, 2010
10.3	Assignment of Patent Assignment Agreement between the Company and Roman Gordon		8K	June 30, 2009	10.3	May 18, 2010
10.4	Assignment of Patent Assignment Agreement between the Company and Igor Gorodnitsky		8K	June 30, 2009	10.4	May 18, 2010
10,.5	Employment Agreement between the Company and Roman Gordon date March 17, 2008		10K/A	June 30, 2009	10.3	October 20, 2011
10.6	Employment Agreement between the Company and Igor Gorodnitsky dated March 17, 2008		10K/A	June 30, 2009	10.4	October 20, 2011
10.7	Consulting Agreement between the Company and R.L. Hartshorn dated September 22, 2009	X
10.8	Employment and Confidentiality and Invention Assignment Agreement between the Company and Varvara Grichko dated April 30, 2008		10K/A	June 30, 2009	10.6	October 20, 2011

10.9	Line of Credit Agreement from Nat. Bank of Ca. - change in terms dated Aug 1, 2009	X
10.10	Line of Credit Agreement from Nat. Bank of Ca. - change in terms dated Aug 1, 2010	X

10.11	Convertible Note and Warrant Purchase Agreement between the Company and Lyudmila Yeschenko dated December 18, 2008		10K/A	June 30, 2009	10.8	October 20, 2011
10.12	Convertible Note and Warrant Purchase Agreement between the Company and Jeffrey Neustadt dated December 20, 2008		10K/A	June 30, 2009	10.9	October 20, 2011
10.13	Convertible Note and Warrant Purchase Agreement between the Company and Christopher Tucker dated December 20, 2008		10K/A	June 30, 2009	10.10	October 20, 2011
10.14	Convertible Note and Warrant Purchase Agreement between the Company and Barnhart Holdings Ltd dated February 11, 2009		10K/A	June 30, 2009	10.11	October 20, 2011
10.15	Convertible Note and Warrant Purchase Agreement between the Company and Mark Escalante dated February 19, 2009		10K/A	June 30, 2009	10.12	October 20, 2011
10.16	Convertible Note and Warrant Purchase Agreement between the Company and Erena Karakis dated January 29, 2009		10K/A	June 30, 2009	10.13	October 20, 2011

10.17	Marketing and Collaboration Marketing Agreement between Company and Desmet Ballestra Group	X
10.18	Memorandum of Understanding	X

10.19	Warrant Purchase Agreement between Company and Cheryl Berns dated July 15 2009	X
10.20	Common Stock and Warrant Purchase Agreement - G Electrical Service Co. September 28, 2009	X
10.21	Common Stock and Warrant Purchase Agreement - Suzahnna Tepper dated October 16, 2009	X
10.22	Common Stock and Warrant Purchase Agreement - Suzahnna Tepper dated October 16, 2009	X
10.23	Common Stock and Warrant Purchase Agreement - G Electrical Service Co. dated October 16, 2009	X
10.24	Common Stock and Warrant Purchase Agreement with Star Tech Electric Co. dated October 19, 2009	X
10.25	Common Stock and Warrant Purchase Agreement - G Electrical Service Co. dated November 4, 2009	X
10.26	Common Stock and Warrant Purchase Agreement - G Electrical Service Co. dated November 17, 2009	X
10.27	Common Stock and Warrant Purchase Agreement - G Electrical Service Co. dated December 4, 2009	X
10.28	Common Stock and Warrant Purchase Agreement with Star Tech Electric Co. dated December 4, 2009	X
10.29	Common Stock and Warrant Purchase Agreement - Marina Vergilis dated February 4, 2010	X
10.30	Common Stock and Warrant Purchase Agreement - Undiscovered Equities, Inc. on February 11, 2010	X
10.31	Common Stock and Warrant Purchase Agreement with Star Tech Electric Co. on March 2, 2010	X
10.32	Common Stock and Warrant Purchase Agreement with G Electrical Service Co. on March 2, 2010	X
10.33	Common Stock and Warrant Purchase Agreement with Star Tech Electric Co. on March 2, 2010	X
10.34	Common Stock and Warrant Purchase Agreement with AM-PM Appliance Service on March 2, 2010	X
10.35	Common Stock and Warrant Purchase Agreement with Suzahnna Tepper June 1, 2010	X
10.36	Promissory Note - Anna Mosk dated January 11, 2010

14.1	Code of Business Ethics	X

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

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

Date: October 19, 2011	Date: October 20, 2011

By: /s/ Todd Zelek, Chief Executive Officer	By: /s/ R.L. Hartshorn, Chief Financial Officer