Form 10-Q
period 2011-09-30
Cavitation Technologies, Inc.
filed 2011-11-10
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number: 0-29901

Cavitation Technologies, Inc.
(Exact name of Registrant as Specified in its Charter)

Nevada	20-4907818
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

10019 CANOGA AVENUE
CHATSWORTH, CALIFORNIA    91311
(Address of Principal Executive Offices including Zip Code)

(818) 718-0905
(Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    ☒        NO    ☐

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☐     NO  ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of November 8, 2011, the issuer had 158,455,035 shares of common stock outstanding.

TABLE OF CONTENTS

		Page
Part I.	FINANCIAL INFORMATION	2

Item 1.	Consolidated Financial Statements	2

	Consolidated Balance Sheets at September 30, 2011 (unaudited) and June 30, 2011	2

	Consolidated Statements of Operations - Three Months Ended September 30, 2011 (unaudited) and September 30, 2010 2010 (unaudited), and the period from January 29, 2007 (Inception) through September 30, 2011	3

	Consolidated Statement of Stockholders' Deficit - January 29, 2007 (Inception) through September 30, 2011	4

	Consolidated Statements of Cash Flows - Three Months Ended September 30, 2011 (unaudited) and September 30, 2010 (unaudited), and the period from January 29, 2007 (Inception) through September 30, 2011	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

Part II.	OTHER INFORMATION	20

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	22

Item 4.	(Removed and Reserved)	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

Signatures		24

PART I - FINANCIAL INFORMATION

ITEM 1 - Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	September 30,	June 30,
	2011	2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$42,214	$14,779
Inventory	92,475	92,475
Prepaid expenses and other current assets	23,865	3,337
Related party advances	30,000	-
Total current assets	188,554	110,591

Property and equipment, net	147,774	159,344
Patents, net	102,892	118,153
Other assets	9,500	9,500
Total assets	$448,720	$397,588

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$126,031	$143,949
Accrued expenses	49,485	54,745
Accrued payroll	261,492	149,316
Advances	136,533	36,533
Deferred revenue	116,951	16,951
Convertible notes payable, net of discounts	68,825	52,852
Derivative liability	57,733	121,679
Related party short-term loan	-	15,750
Short-term loan	60,000	60,000
Bank loan	477,368	486,110
Total current liabilities	1,354,418	1,137,885

Commitments and contingencies, Note 11

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 111,111 shares issued and outstanding as of September 30, 2011 and June 30, 2011.	111	111
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 157,088,270, shares and 153,799,715 shares are issued and outstanding as of September 30, 2011 and June 30, 2011, respectively	157,089	153,800
Additional paid-in capital	16,149,375	15,954,280
Deficit accumulated during the development stage	(17,212,273)	(16,848,488)
Total stockholders' deficit	(905,698)	(740,297)
Total liabilities and stockholders' deficit	$448,720	$397,588

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

			January 29, 2007,
			Inception,
	For the Three Months Ended		Through
	September 30,		September 30,
	2011	2010	2011

Revenue	$-	$-	$589,926
Cost of revenue	-	-	91,144
Gross profit	-	-	498,782
General and administrative expenses	323,310	909,131	11,615,592
Research and development expenses	28,064	241,253	5,316,458
Total operating expenses	351,374	1,150,384	16,932,050
Loss from operations	(351,374)	(1,150,384)	(16,433,268)
Interest expense and other	(10,911)	(12,693)	(598,680)
Loss before income taxes	(362,285)	(1,163,077)	(17,031,948)
Income taxes	-	-	-
Net loss	(362,285)	(1,163,077)	(17,031,948)
Deemed dividends to preferred stockholders	(1,500)	(1,500)	(180,325)
Net loss available to common stockholders	$(363,785)	$(1,164,577)	$(17,212,273)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and Diluted	155,226,197	132,525,540

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited)

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

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited) (Continued)

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

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited) (Continued)

						Deficit
						Accumulated
						During the
	Series A Preferred		Common Stock		Additional Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Common stock issued as payment for services on July 8, 2010			349,571	350	52,086		52,436
Common stock issued as payment for services on August 3, 2010			1,854,009	1,854	350,406		352,260
Common stock issued as payment for services on August 30, 2010			75,000	75	11,175		11,250
Common stock issued as payment for services on September 8, 2010			237,192	237	35,342		35,579
Common stock issued as payment for services on October 1, 2010			473,517	474	70,554		71,028
Common stock issued as payment for services on November 1, 2010			1,020,482	1,020	131,643		132,663
Common stock issued as payment for services on November 22, 2010			100,000	100	11,900		12,000
Common stock issued as payment for services on December 7, 2010			459,056	459	50,037		50,496
Common stock issued as payment for services on January 10, 2011			116,916	117	13,913		14,030
Common stock issued as payment for services on February 14, 2011			1,264,883	1,265	137,872		139,137
Common stock issued as payment for services on March 10, 2011			219,767	220	21,757		21,977
Common stock issued as payment for services on March 22, 2011			510,000	510	50,490		51,000
Common stock issued as payment for services on April 1, 2011			816,145	816	80,799		81,615
Common stock issued as payment for services on May 17, 2011			276,203	276	27,343		27,619
Common stock issued as payment for services on June 13, 2011			333,924	334	33,058		33,392
Common stock issued as payment for services on June 14, 2011			8,096,990	8,097	689,603		697,700
Common stock sold for cash on August 3, 2010			593,211	593	58,728		59,321
Common stock sold for cash on October 1, 2010			661,000	661	78,659		79,320
Common stock sold for cash on November 1, 2010			1,400,000	1,400	142,600		144,000
Common stock sold for cash on November 22, 2010			350,000	350	41,650		42,000
Common stock sold for cash on January 10, 2011			110,000	110	11,990		12,100
Common stock sold for cash on February 14, 2011			1,920,000	1,920	190,080		192,000
Common stock sold for cash on March 2, 2011			290,000	290	28,710		29,000
Common stock sold for cash on March 10, 2011			176,923	177	14,823		15,000
Common stock issued as payment of short-term loan into stock on February 14, 2011			1,000,000	1,000	99,000		100,000
Warrants issued as payment for services on November 22, 2010					46,735		46,735
Common stock issued for conversion of note payable on February 8, 2011			30,769	31	1,967		1,998
Common stock issued for conversion of note payable on February 11, 2011			15,385	15	985		1,000
Common stock issued for conversion of note payable on February 16, 2011			26,154	26	1,674		1,700
Common stock issued for conversion of note payable on February 17, 2011			15,385	15	985		1,000
Common stock issued for conversion of note payable on February 22, 2011			21,927	22	1,475		1,497
Common stock issued for conversion of note payable on February 28, 2011			55,749	56	3,568		3,624
Common stock issued for conversion of note payable on March 7, 2011			24,796	25	1,506		1,531
Common stock issued for conversion of note payable on March 8, 2011			18,100	18	982		1,000
Common stock issued for conversion of note payable on March 14, 2011			109,783	110	5,956		6,066
Common stock issued for conversion of note payable on March 28, 2011			51,282	51	2,949		3,000
Common stock issued for conversion of note payable on March 30, 2011			59,829	60	3,440		3,500
Common stock issued for conversion of note payable on April 4, 2011			59,829	60	3,440		3,500
Common stock issued for conversion of note payable on April 5, 2011			24,376	24	1,402		1,426
Amortization of restricted stock issued for services					786,275		786,275
Dividends on preferred stock						(6,000)	(6,000)
Net loss						(3,295,428)	(3,295,428)

Balance at June 30, 2011	111,111	$111	153,799,715	$153,800	$15,954,280	$(16,848,488)	$(740,297)

Common stock issued as payment for services on July 13, 2011			379,449	380	25,968		26,348
Common stock issued as payment for services on August 19, 2011			198,879	199	10,541		10,740
Common stock issued as payment for services on August 22, 2011			230,000	230	12,191		12,421
Common stock issued as payment for services on September 29, 2011			366,924	367	13,787		14,154
Common stock issued for conversion of note payable on August 16, 2011			287,356	287	20,786		21,073
Common stock issued for conversion of note payable on August 17, 2011			391,850	392	25,949		26,341
Common stock issued for conversion of note payable on August 19, 2011			391,850	392	25,949		26,341
Common stock issued for conversion of note payable on August 22, 2011			288,401	288	17,216		17,504
Common stock issued for conversion of note payable on September 13, 2011			30,769	31	1,508		1,539
Common stock issued for conversion of note payable on September 15, 2011			46,154	46	2,262		2,308
Common stock issued for conversion of note payable on September 16 2011			76,923	77	4,538		4,615
Common stock sold for cash on August 22, 2011			600,000	600	34,400		35,000
Dividends on preferred stock						(1,500)	(1,500)
Net loss						(362,285)	(362,285)

Balance at September 30, 2011	111,111	$111	157,088,270	$157,089	$16,149,375	$(17,212,273)	$(905,698)

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			January 29, 2007,
			Inception,
	For the Three Months Ended		Through
	September 30,		September 30,
	2011	2010	2011

Operating activities:
Net loss	$(362,285)	$(1,163,077)	$(17,031,948)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	12,092	5,110	62,802
Warrants issued in connection with convertible notes payable	-	-	49,245
Amortization of convertible loan discount	39,243	-	360,705
Common stock issued for services	63,663	846,810	11,594,264
Stock option compensation	-	-	307,512
Warrants issued for services	-	-	337,359
Change in value of derivatives	(41,694)	-	(22,497)
Equipment write-down	-	-	5,399
Patent write-down	16,823	-	30,323
Effect of changes in:
Inventory	-	-	(53,056)
Prepaid expenses and other current assets	(20,528)	423	(23,865)
Advances to related parties	(30,000)	-	(30,000)
Deposits	-	-	(9,500)
Bank overdraft, net	-	(2,747)	-
Accounts payable and accrued expenses	(22,978)	52,745	174,416
Accrued payroll	112,176	(9,898)	540,413
Deferred revenue	100,000	53,723	116,951
Net cash used in operating activities	(133,488)	(216,911)	(3,591,477)

Investing activities:
Purchase of property and equipment	-	-	(99,192)
Payments for systems	-	(89,441)	(152,721)
Payments for patents	(2,085)	-	(136,697)
Net cash used in investing activities	(2,085)	(89,441)	(388,610)

Financing activities:
Proceeds from (payments on) bank loan borrowings	(8,742)	(12,875)	477,368
Proceeds from sales of preferred stock	-	-	725,000
Proceeds from convertible notes payable	52,500	-	438,712
Payments on convertible notes payable	-	-	(55,000)
Proceeds from sales of common stock	35,000	59,321	2,139,688
Payments on related party short-term loans	(15,750)	-	(15,750)
Proceeds from related party short-term loans	-	-	15,750
Proceeds from short-term loans	-	270,165	160,000
Advances	100,000	-	136,533
Net cash provided by financing activities	163,008	316,611	4,022,301
Net increase in cash	27,435	10,259	42,214
Cash, beginning of period	14,779	270	-
Cash, end of period	$42,214	$10,529	$42,214

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,259	$12,693	$202,851
Cash paid for income taxes	$-	$1,600	$6,728
Supplemental disclosure of non-cash investing and financing activities:
Warrants issued in connection with preferred stock	$-	$-	$155,714
Beneficial conversion feature on preferred stock	$-	$-	$11,111
Conversion of preferred to common shares in reverse merger	$-	$-	$625,000
Proceeds from sales of preferred shares used to purchase shares of Bio	$-	$-	$400,000
Conversion of note payable to common stock	$-	$-	$278,922
Conversion of short-term loan to common stock	$-	$-	$100,000
Accrued dividends issued to preferred stockholders	$1,500	$1,500	$15,233
Conversion of convertible notes payable and accrued interest to common stock	$49,200	$-	$270,846

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2011

Note 1 - Nature of Operations and Basis of Presentation

Hydrodynamic Technology, Inc. was incorporated January 29, 2007 as a California corporation. It is a wholly owned subsidiary of Cavitation Technologies, Inc., a Nevada corporation originally incorporated under the name Bio Energy, Inc. Cavitation Technologies, Inc. has developed, patented, and commercialized proprietary technology for processing soybean oil through a device called the Nano Neutralization™ Reactor (the "Reactor"). The Reactor is the critical component of the Nano Neutralization System which is designed to reduce operating costs and increase yields in the refining of vegetable oils.

Basis of Presentation

We have prepared the accompanying consolidated unaudited financial statements of the Company in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three months ended September 30, 2011 are not indicative of the results that may be expected for the fiscal year ending June 30, 2012. You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2011.

Note 2 - Going Concern

Management's Plan Regarding Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. The Company has no significant operating history and, from January 29, 2007, (inception), through September 30, 2011, generated a net loss of $17,031,948. To date, we recorded revenue of $589,926 in fiscal 2011; we recorded no revenue in the first quarter of fiscal 2012. The Company also has negative cash flow from operations and negative net equity. Cumulative net cash used in operating activities of $3,591,477 was funded largely with $3,300,900 in equity and $477,368 in a bank loan. These factors, among others, raise doubt about our ability to continue as a going concern.

Management's plan is to generate income from operations by licensing our technology globally through our strategic partner, the Desmet Ballestra Group. We will also attempt to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

As a result of the aforementioned factors, our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2011, expressed substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Patents

Capitalized patent costs represent legal fees associated with procuring and filing patent applications. The Company accounts for patents in accordance with Accounting Standards Codification ("ASC") 350-30, General Intangibles Other Than Goodwill. As of September, 30, 2011, the Company had incurred $102,892 in net patent costs which are capitalized in the accompanying consolidated balance sheet. Amortization amounted to $522 and $569 for the three months ended September 30, 2011 and 2010. Net Patents declined by $15,261 for the three months ending September 30, 201 as three patent applications expired or were abandoned. On October 25, 2011, the Company had a patent granted for its Multi-Stage Cavitation Device which will be amortized over an estimated useful life of 4 years. The Company has been issued two patents and has seven US and six PCT/international applications pending.

At September 30, 2011, future amortization of patent costs is estimated as follows:

Year Ended
June 30,	Amount
2012	$4,365
2013	11,431
2014	17,791
2015	19,762
2016	16,802
Thereafter	32,741
Total	$102,892

Related Party Advances

The Company advanced Igor Gorodnitsky, President, and Roman Gordon, Chief Technology Officer, $15,000 each for operating expenditures that will be incurred on behalf of the Company subsequent to September 30, 2011.

Deferred Revenue

The Company received a license fee of $100,000 from the Desmet Ballestra Group ("Desmet") during the three months ended September 30, 2011 for CTi Nano Reactors that are expected to be delivered to Desmet during the three months ended December 31, 2011.

Fair Value Measurement

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2011, the carrying value of certain accounts such as inventory, accounts payable, accrued expenses, accrued payroll and short-term loans approximates fair value due to the short-term nature of such instruments.

The following table presents information about the Company's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of September 30, 2011 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3 - Valuations based on inputs that are unobservable, supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
	Fair Value	Fair Value Measurements at September 30, 2011
	as of	Using Fair Value Heirarchy
Financial Instruments	September 30, 2011	Level 1	Level 2	Level 3

Liabilities:
Derivative liability	57,733	-	-	57,733
Total	$57,733	$-	$-	$57,733

The derivative liability attributed to the convertible notes' conversion feature is measured using the Black-Sholes option valuation model. Refer to Note 8, "Convertible Notes Payable" for the inputs to the Black-Sholes option valuation model.

The following tables provide a reconciliation of the beginning and ending balances of our financial liabilities classified as Level 3:

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)

Derivative Liability

Balance at June 30, 2011	$121,679
Total (gains) losses included in interest expense and other	(41,694)
Creation - convertible note issuances	28,269
Settlements - note conversions	(50,521)
Balance at September 30, 2011	$57,733

Advertising and Promotion Costs

Advertising costs incurred in the normal course of operations are expensed as incurred. Advertising expenses amounted to $0, $350, and $236,438 for the three months ended September 30, 2011 and 2010, and the period from January 29, 2007 (date of inception) through September 30, 2011, respectively.

Note 4 - Net Loss per Share - Basic and Diluted

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

On September 30, 2011, the Company had 1,810,957 stock options and 13,145,618 warrants outstanding to purchase common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive. In addition, the Company had 111,111 shares of Series A Preferred Stock outstanding which are convertible into approximately 333,333 shares of common stock. The Company also had $125,610 of outstanding convertible notes payable, before any discounts, which are convertible into 3,960,748 shares of common stock as of September 30, 2011. These items were also not included in the calculation of diluted net loss per common share because their effect would be anti-dilutive.

Note 5 - Property and Equipment

Property and equipment consisted of the following as of September 30, 2011 and June 30, 2011.

	September 30,	June 30,
	2011	2011

Leasehold improvement	$2,475	$2,475
Furniture	26,837	26,837
Office equipment	1,500	1,500
Equipment	68,380	68,380
Systems	112,474	112,474

	211,666	211,666

Less: accumulated depreciation and amortization	(63,892)	(52,322)

	$147,774	$159,344

Depreciation expense amounted to$11,570, $4,541, and $59,321 for the three months ended September 30, 2011 and 2010, and the period from January 29, 2007 (date of inception) through September 30, 2011, respectively.

Note 6 -Bank Loan

On November 1, 2010, we renewed our loan with National Bank of California until November 1, 2011 with 11 regular monthly payment of $6,000 and a final payment of $474,171. The interest rate floor was increased from 7.0% to 7.5%. As of September 30, 2011, the outstanding balance on the loan was $477,368. The Company is in the process of negotiating a renewal of the terms of this loan. We provided the National Bank of California a security interest in the assets of the Company as collateral for a loan.

Note 7 - Short-Term Loans and Advances

On October 26, 2010, the Company entered into a loan agreement with Desmet Ballestra North America, Inc. under which the Company borrowed $75,000. The outstanding balance on September 30, 2011 was $60,000. Accrued interest on the late payments amounted to $1,625 as of September 30, 2011.

On September 21, 2011, the Company received $100,000 from the Desmet Ballestra Group as an advance for a Site User Nano Reactor license fee. CTi will repay this advance when proceeds from the Site User license fee are received by CTi.

Note 8 - Convertible Notes Payable

On February 1, 2011, the Company issued convertible promissory notes to the Tripod Group, LLC, (the "Tripod Notes") for an aggregate total amount of $61,212. During the quarter ended September 30, 2011, $5,000 of the Tripod outstanding Notes was converted into 153,846 shares of common stock, and $3,462 of the beneficial conversion feature was reclassified to additional paid in capital. As a result, the carrying value of the Tripod Notes as of September 30, 2011 amounted to $13,357 consisting of outstanding principal of $25,610 less the discount of $12,253.

On February 8, 2011, the Company issued a convertible promissory note payable to Asher Enterprises, Inc., (the "Asher Note"), in the amount of $42,500. During the quarter ended September 30, 2011, the entire $42,500 was converted into 1,359,457 shares of common stock at a value of $91,258, and the $47,059 beneficial conversion feature was reclassified to additional paid in capital.

On June 6, 2011, the Company issued a convertible promissory note payable to Asher Enterprises, Inc., (the "Second Asher Note") in the amount of $47,500. As of September 30, 2011,the carrying value of the Second Asher Note amounted to $23,668 consisting of outstanding principal of $47,500 less the discount of $23,832.

On June 24, 2011, we issued a convertible promissory note payable to GEL Properties, LLC, (the "GEL Note") in the amount of $52,500. The Note is due June 24, 2012 and bears interest at a rate of six percent per annum. The Note is convertible into shares of our common stock at a conversion price equal to 65% of the average day's lowest closing bid out of the 5 trading days prior to conversion. The transaction was funded July 12, 2011. The issuance of the GEL Note amounted in a beneficial conversion feature of $28,269 on the issue date, which has been recorded as a discount to the carrying value of the note. As of September 30, 2011, the remaining discount balance amounted to $20,700. By virtue of the variable conversion ratio, the conversion feature is a derivative under ASC 815-40, Derivatives and Hedging, and is measured using the Black-Sholes option valuation model. Accordingly, the value of the conversion feature has been classified as a derivative liability on the accompanying balance sheet. Refer to the table below for the inputs used in the Black-Scholes option valuation model.

On September 30, 2011, the outstanding balance as recorded on the balance sheet amounted $68,825 consisting of outstanding principal of $125,610 less discount of $56,784. By virtue of the variable conversion ratios of the Tripod, Asher, and GEL Notes, the conversion feature of the above notes is a derivative under ASC 815-40, Derivatives and Hedging. Accordingly, the value of the conversion feature has been classified as a derivative liability on the accompanying balance sheet. As of September 30, 2011, the aggregate value of the conversion features associated with the above notes amounted to $57,733. The beneficial conversion feature is measured using the Black-Scholes option valuation model. The inputs used for the Black-Scholes option valuation model were as follows:

Quarter Ended
September 30,
2011

Expected life in years	0.3 - 1.0
Stock price volatility	0.0%
Risk free interest rate	0.06% - 0.16%
Expected dividends	None
Forfeiture rate	0%

Note 9 - Stockholders' Equity

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

The holders of the Series A Preferred Stock are entitled to receive out of any funds legally available dividends at the rate of 6% per annum payable on September 30 and March 30. Dividends shall accrue and be cumulative whether or not they have been declared. Dividends may be paid in cash or through the issuance of additional shares of Series A Preferred Stock at the Company's option. As of September 30, 2011, cumulative dividends amounted to $15,233. As of September 30, 2011, none of the cumulative dividends have been paid and are recorded in accrued expenses on the accompanying consolidated balance sheet.

The Company has authorized 5,000,000 shares of Preferred Stock as Series B Preferred Stock. The Board of Directors can establish the rights, preferences and privileges of the Series B Preferred Stock. There are no shares of Series B Preferred Stock outstanding.

Stock Options

A summary of the stock option activity for the three months ended September 30, 2011 is presented below.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at June 30, 2011	1,810,957	$0.55	5.73
Granted	-
Forfeited	-
Exercised	-
Outstanding at September 30, 2011	1,810,957	$0.55	5.48

Vested and expected to vest
at September 30, 2011	1,810,957	$0.55	5.48

Exercisable at September 30, 2011	1,810,957	$0.55	5.48

The following table summarizes information about outstanding stock options as of September 30, 2011.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.33	637,297	5.10	$0.33	637,297	$0.33
0.67	1,173,660	5.74	0.67	1,173,660	0.67
	1,810,957			1,810,957

Warrants

A summary of the warrant activity for the three months ended September 30, 2011is presented below.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at June 30, 2011	13,145,618	$0.41	1.69
Granted	-	-
Exercised	-	-
Outstanding at September 30, 2011	13,145,618	$0.41	1.44

Vested and expected to vest
at September 30, 2011	13,145,618	$0.41	1.44

Exercisable at September 30, 2011	13,145,618	$0.41	1.44

The following table summarizes information about outstanding warrants as of September 30, 2011.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.20 - 0.37	2,939,374	1.52	$0.29	2,939,374	$0.29
0.42 - 0.58	10,206,244	1.42	0.45	10,206,244	0.45
	13,145,618			13,145,618

Note 10 - Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 270, Interim Financial Reporting, the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter based upon the mix and timing of actual earnings versus annual projections. The Company has estimated its annual effective tax rate to be zero. This is based on an expectation that the Company will generate net operating losses in the year ending June 30, 2012, and it is not more likely than not that those losses will be recovered using future taxable income. Therefore, no provision for income tax or tax liability has been recorded as of and for the period ended September 30, 2011.

ASC 740-10, Accounting for Uncertainty in Income Taxes, indicates criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in the financial statements. ASC 740-10 includes a higher standard that tax benefits must meet before they can be recognized in a company's financial statements. As the Company has no uncertain tax positions as defined in ASC 740, there are no corresponding unrecognized tax benefits. Any future changes in the unrecognized tax benefit will have no impact on the Company's effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. It is the Company's policy to classify income tax penalties and interest, if any, as part of general and administrative expense in its Statements of Operations. The Company has not incurred any interest or penalties since inception.

Note 11 - Commitments and Contingencies

Lease Agreements

Total rent expense was $17,510, $12,750 and $264,681 for the three months ended September 30, 2011 and 2010, and for the period from January 29, 2007 (date of inception) through September 30, 2011, respectively. The Company's lease agreement extends through February 1, 2012 with monthly rental payments of $4,378.

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with our President and former CEO, and current CTO, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and CTO have been assigned to the Company. In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of the CTO and President for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010. The Company's CTO and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2011. The royalty agreements with our CTO and President are in effect as of July 1, 2011. No royalties were accrued or paid during the three months ended September 30, 2011 as the Company generated no revenue during the period.

On April 30, 2008 (as amended November 22, 2010), our wholly owned subsidiary entered into an employment agreement with Varvara Grichko who became a member of the Board of Directors in September 2010. Mrs. Grichko shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which Mrs. Grichko was the legally named inventor, and 3% of actual gross royalties received by the Company from the patent in each subsequent year. As of September 30, 2011, no patents have been granted in which Mrs. Grichko is the legally named inventor.

Note 12 - Subsequent Events

In October 2011, the Company received an advance of $100,000 related to a Site User Nano Reactor license fee from the Desmet Ballestra Group for a transaction in Argentina.

In October 2011, the company's stock was delisted on the Frankfurt Stock Exchange because of new listing requirements. Our stock will continue to be traded on the Stuttgart and Berlin Exchanges with symbol WTC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Hydrodynamic Technology, Inc. was incorporated January 29, 2007 as a California corporation. It is a wholly owned subsidiary of Cavitation Technologies, Inc. (referred to herein, unless otherwise indicated, as "the Company," "CTi," "we," "us," and "our") a Nevada corporation originally incorporated under the name Bio Energy, Inc. Cavitation Technologies, Inc. has developed, patented, and commercialized proprietary technology for processing soybean oil through a device called the Nano Neutralization™ Reactor (the "Reactor"). The Reactor is the critical component of the Nano Neutralization System which is designed to reduce operating costs and increase yields in the refining of vegetable oils.

The company is focused on merchandising our NANO Neutralization System - a vegetable oil refining system that employs our proprietary continuous flow-through, hydrodynamic NANO Technology in the form of our multi-stage NANO Series of reactors. The principle market for our systems includes global soybean oil refiners who process oils in order to produce products that are used for human consumption and other uses. In fiscal 2011, we recognized revenue of $589,926.

Management's Plan

We are a development stage entity engaged in merchandising our NANO Neutralization System which is designed to help refine vegetable oils such as soybean, canola, and rapeseed. Our near term goal is to successfully merchandise our systems. We have no significant operating history and, from January 29, 2007, (inception), through September 30, 2011 generated a net loss of $17,031,948. We also have negative cash flow from operations and negative net equity. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.

Management's plan is to generate income from operations by licensing our technology globally through our strategic partner, the Desmet Ballestra Group. We will also attempt to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

Critical Accounting Policies

CTi's critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended June 30, 2011, and did not change for the three months ended September 30, 2011.

Results of Operations

The following is a comparison of our results of operations for the three months ended September 30, 2011 and 2010.

	For the Three Months Ended
	September 30,
	2011	2010	$ Change	% Change

General and administrative expenses	$323,310	$909,131	$(585,821)	-64.4%
Research and development expenses	28,064	241,253	(213,189)	-88.4%
Total operating expenses	351,374	1,150,384	(799,010)	-69.5%
Loss from operations	(351,374)	(1,150,384)	799,010	-69.5%
Interest expense and other	(10,911)	(12,693)	1,782	-14.0%
Loss before income taxes	(362,285)	(1,163,077)	800,792	-68.9%
Income tax expense	-	-	-
Net loss	$(362,285)	$(1,163,077)	800,792	-68.9%

Revenue

We recorded no revenue in the first quarter of fiscal 2012 or fiscal 2011.

Operating Expenses

Our operating expenses for the three months ended September 30, 2011 amounted to $351,374 compared with $1,150,384 for the same period in 2010, a decrease of $799,010, or 69.5%. The decrease consisted of a decrease in general and administrative (G&A) expenses of $585,821, or 64.4%. This decrease reflects reductions of $396,635 in a one-time bonus expense and $163,658 in consulting fees. The remaining G&A expenses for the periods ending September 30, 2011 and 2010 consisted primarily of salaries and professional fees such as legal, audit, and accounting services.

R&D expenses declined $213,189, or 88.4% for the three months ended September 30, 2011 largely reflecting a one-time $190,000 share based payment to our principle research scientist during the quarter ending September 30, 2010.

Interest Expense

Interest expense and other consists of interest expense on bank loans, the amortization of the discount on convertible notes payable and changes in value of derivatives. Interest expense decreased $1,782, or 14.0%, for the three months ended September 30, 2011 compared with 2010.

As of September 30, 2011, the gross face value of convertible notes issued was $125,610. By virtue of the variable conversion ratios contained in the provisions of the agreements, the conversion features of the notes are a derivative and classified as a derivative liability on the accompanying balance sheet. During the three months ended September 30, 2011, CTi recorded a non-cash gain on Change in Value of Derivative Liability of $41,695. The gain was offset by non-cash interest expense of $39,243 attributed to the Amortization of Discounts on the issuance of convertible notes payable. There was no such expense during the three months ended September 30, 2010.

Interest expense paid in cash declined from $12,693 for the 3 months ending September 30, 2010 to $9,259 for the 3 months ending September 30, 2011 as the principal amount on our bank loan declined from $511,875 on September 30, 2010 to $477,368 on September 30, 2011.

Liquidity and Capital Resources

CTi's primary sources of liquidity have been issuances of restricted common stock to service providers, sale of common stock for cash, issuances of convertible promissory notes, and short-term loans and advances from a strategic partner.

See Note 7 "Short-Term Loans and Advances, Note 8 "Convertible Notes Payable," and Note 9, "Stockholder's Equity" for more information. CTi's ability to continue to issue restricted common stock in exchange for services may be adversely affected by the performance of our stock price. Additionally, CTi's ability to issue long-term debt and obtain short-term loans may be negatively impacted by domestic economic conditions that create a tight credit environment, particularly for development stage companies. It is our intention to rely less on the issuance of stock as payment to service providers, and more on cash generated from operations by licensing our technology globally through our strategic partner, Desmet Ballestra.

Bank Loan

On August 1, 2010 the Company renewed its loan with National Bank of California until November 1, 2010 for $520,516. The terms and conditions remained the same with monthly payments of $7,396 and an interest rate of prime plus 2.75%. On November 1, 2010, the loan was extended until November 1, 2011 with 11 regular monthly payment of $6,000 and a final payment of $474,171. The interest rate floor was increased from 7.0% to 7.5%. As of

September 30, 2011, the outstanding balance on the loan was $477,368. We are in the process of negotiating a renewal of the terms of this loan.

Common Stock

During the three months ended September 30, 2011, we issued 600,000 shares of common stock for $35,000 compared with 593,211 shares of common stock for $59,321 cash in the first quarter of fiscal 2011.

Share-based Compensation

During the three months ended September 30, 2011, we issued 1,175,252 shares of common stock valued at $63,663 as payment to service providers. During the three months ended September 30, 2010, we issued 2,515,772 shares of common stock valued at $451,525. Also during the three months ended September 30, 2010, we incurred $395,285 of expenses relating to the amortization of restricted stock issued during the year ended June 30, 2010.

Cash Flow

Net cash used in operating activities during the three months ended September 30, 2011 amounted to $133,488 compared with $216,911 for the same period in fiscal 2011. During the three months ended September 30, 2011, our net loss amounted to $362,285, including non-cash operating expenses of $90,127 arising primarily from $63,663 in common stock issued for services. The remaining net cash of $272,158 from operations was used largely to pay salaries and related expenses, research and development, interest expense and professional fees such as attorneys and accountants. During the three months ended September 30, 2010, our net loss amounted to $1,163,077 including non-cash operating expenses of $851,920 arising primarily from common stock issued for services. The remaining net cash of $311,157 was used largely to pay salaries and expenses associated with professional services.

Net cash used in investing activities during the three months ended September 30, 2011 amounted to $2,085 related to capitalized patent costs. During the three months ended September 30, 2010, our net cash used in investing activities amounted to $89,441 spent on the customization of systems.

Net cash provided by financing activities during the three months ended September 30, 2011 amounted to $163,088 arising largely from the issuance of convertible notes of $52,500, $35,000 in common stock sold for cash and advances from our strategic partner of $100,000, offset by $15,750 in payments of related party short-term loans. During the three months ended September 30, 2010, net cash from financing activities amounted to $316,611 arising from the sale of stock of $59,321 and proceeds from short-term loans of $270,165 offset by the payment of the bank loan of $12,875.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for smaller reporting companies.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as defined in Rules 13a-15(b)(e) and 15d-15(b)(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in financial control over financial reporting during the first quarter of fiscal 2012 that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

The following is a listing of unregistered security activity during the three months ended September 30, 2011.

Issuance of Common Stock

On August 22, 2011, the Company issued 300,000 shares of common stock to for a total consideration of $15,000 to Charles Collier, a non-affiliated accredited investor. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to Charles Collier. The Company issued restricted shares in connection with this issuance. No sales commissions or other remuneration was paid in connection with these issuances.

On August 22, 2011, the Company issued 300,000 shares of common stock to for a total consideration of $20,000 to Catherine Shaw, a non-affiliated accredited investor. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to Charles Collier. The Company issued restricted shares in connection with this issuance. No sales commissions or other remuneration was paid in connection with these issuances.

Issuance of Restricted Common Stock for Services

On July 13, 2011, we issued 110,342 shares of common stock with a recorded value of $7,662 to Michael Psomas for accounting services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned service provider. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these issuances.

On July 13, 2011, we issued 13,075 shares of common stock with a recorded value of $908 to Silvio Nardoni for legal services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned service provider. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these issuances.

On July 13, 2011, we issued 156,477 shares of common stock with a recorded value of $10,865 to New Venture Attorneys for legal/SEC services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned service provider. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these issuances.

On July 13, 2011, we issued 35,000 shares of common stock with a recorded value of $2,430 to Varvara Grichko for services as a member of the board of directors. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned service provider. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these issuances.

On July 13, 2011, we issued 55,555 shares of common stock with a recorded value of $3,857 to Sonia Luna for SOX consulting services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned service provider. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these issuances.

On July 13, 2011, we issued 9,000 shares of common stock with a recorded value of $625 to Shannon Stokes for office management services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned service provider. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these issuances.

On August 19, 2011, we issued 64,594 shares of common stock with a recorded value of $3,488 to Michael Psomas for accounting services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned service provider. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these issuances.

On August 19, 2011, we issued 46,785 shares of common stock with a recorded value of $2,527 to New Venture Attorneys PC for SEC/legal services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned service provider. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these issuances.

On August 19, 2011, we issued 50,000 shares of common stock with a recorded value of $2,700 to Kirk Wiggins for marketing and sales services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned service provider. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these issuances.

On August 19, 2011, we issued 37,500 shares of common stock with a recorded value of $2,025 to James Fuller for services as a member of the board of directors. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned service provider. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these issuances.

On August 22, 2011, we issued 230,000 shares of common stock with a recorded value of $12,421 to Pinnacle Financial Group for investor relations and marketing services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned service provider. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these issuances.

On September 29, 2011, we issued 356,924 shares of common stock with a recorded value of $13,768 to Mike Psomas for accounting services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned service provider. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these issuances.

On September 29, 2011, we issued 10,000 shares of common stock with a recorded value of $386 to Varvara Grichko for services as member of the board of directors. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned service provider. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these issuances.

With the exception of Varvara Grichko and Jim Fuller who are affiliates of the company, none of the aforementioned service providers are affiliates of the Company.

Issuance of Common Stock for Conversion of Indebtedness

On August 16, 2011, we issued 287,356 shares of common stock to Asher Enterprises, Inc. as conversion of $10,000 in outstanding convertible notes payable. On August 17, 2011, we issued 391,850 shares of common stock to Asher as conversion of $12,500 in outstanding convertible notes payable. On August 19, 2011, we issued 391,850 shares of common stock to Asher as conversion of $12,500 in outstanding convertible notes. On August 22, 2011, we issued 288,401 shares of common stock to Asher as conversion of $7,500 in outstanding convertible notes payable and $1,700 in accrued interest. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. These shares were not offered via general solicitation to the public but solely to Asher Enterprises, Inc. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these issuances.

On September 13, 2011, we issued 30,769 shares of common stock to Tripod Group, LLC as conversion of $1,000 of outstanding convertible notes payable. On September 15, 2011, we issued an additional 46,154 shares of common stock to Tripod Group, LLC as conversion of $1,500 of outstanding convertible notes. On September 16, 2011, we issued 76,923 shares of common stock to Tripod Group, LLC as conversion of $2,500 of outstanding convertible notes payable. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. These shares were not offered via general solicitation to the public but solely to the aforementioned service provider. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these issuances.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - (Removed and Reserved)

Item 5 - Other Information

None

Item 6 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

			Incorporated by Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form	Pd. Ending	Exhibit	Filing Date

3(i)(a)	Articles of Incorporation - original name of Bioenergy, Inc.		SB-2	N/A	3.1	October 19, 2006
3(i)(b)	Articles of Incorporation - Amended and Restated		10-Q	December 31, 2008	3-1	February 17, 2009
3(i)( c )	Articles of Incorporation - Amended and Restated		10-Q	June 30, 2009	3-1	May 14, 2009
3(i)(d)	Articles of Incorporation - Amended; increase in authorized shares		8K	N/A	N/A	October 29, 2009
3(i)(e)	Articles of Incorporation - Certificate of Amendment; forward split		10Q	September 30, 2009	3-1	November 16, 2009

10.1	Patent Assignment Agreement between the Company and Roman Gordon dated July 1, 2008.		8K	June 30, 2009	10.1	May 18, 2010
10.2	Patent Assignment Agreement between the Company and Igor Gorodnitsky dated July 1, 2008.		8K	June 30, 2009	10.2	May 18, 2010
10.3	Assignment of Patent Assignment Agreement between the Company and Roman Gordon		8K	June 30, 2009	10.3	May 18, 2010
10.4	Assignment of Patent Assignment Agreement between the Company and Igor Gorodnitsky		8K	June 30, 2009	10.4	May 18, 2010
10,.5	Employment Agreement between the Company and Roman Gordon date March 17, 2008		10K/A	June 30, 2009	10.3	October 20, 2011
10.6	Employment Agreement between the Company and Igor Gorodnitsky dated March 17, 2008		10K/A	June 30, 2009	10.4	October 20, 2011
10.7	Consulting Agreement with R.L. Hartshorn dated September 22, 2009		10-Q	December 31, 2010	10.2	February 11, 2011
10.8	Employment and Confidentiality and Invention Assignment Agreement between the Company and Varvara Grichko dated April 30, 2008		10-Q	December 31, 2010	10.3	February 11, 2011
10.9	Revolving Line of Credit Agreement with National Bank of California dated Feb. 7, 2007		10K/A	June 30, 2009	10.7	October 20, 2011
10.10	Line of Credit Agreement from Nat. Bank of Ca. - amendment dated Aug 1, 2010		10K/A	June 30, 2010	10.10	October 20, 2011
10.11	Marketing and Collaboration Agreement with Desmet Ballestra Group - dated Nov. 1, 2010		10-Q	December 31, 2010	10.1	February 11, 2011

10.12	Board of Director Agreement - James Fuller	X

14.1	Code of Business Conduct and Ethics*		10-K	June 30, 2011		September 28, 2011

31.1	Certificat of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certificat of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted	X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted	X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document	X
101.SCH**	XBRL Taxonomy Extension Schema	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X

*	In accordance with Regulation S-K 406 of the Securities Act of 1934, we undertake to provide to any person
	without charge, upon request, a copy of our "Code of Business Conduct and Ethics". A copy may be requested
	by sending an email to info@cavitationtechnologies.com.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934
	and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Todd Zelek	Chairman of the Board, Chief Executive Officer and Secretary	November 10, 2011
Todd Zelek	(Principal Executive Officer)

/s/ R.L. Hartshorn	Chief Financial Officer	November 10, 2011
R.L. Hartshorn	(Principal Financial Officer)

/s/ Igor Gorodnitsky	President and Director	November 10, 2011
Igor Gorodnitsky