Form 10-Q
period 2011-12-31
Cavitation Technologies, Inc.
filed 2012-02-10
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

Commission File Number: 0-29901

Cavitation Technologies, Inc.
(Exact name of Registrant as Specified in its Charter)

Nevada	20-4907818
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

10019 CANOGA AVENUE, CHATSWORTH, CALIFORNIA    91311
(Address, including Zip Code, of Principal Executive Offices )

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
YES    ☒        NO    ☐

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☒     NO  ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

      As of February 10, 2012, the issuer had 159,624,586 shares of common stock outstanding.

TABLE OF CONTENTS

		Page
Part I.	FINANCIAL INFORMATION	2

Item 1.	Consolidated Financial Statements	2

	Consolidated Balance Sheets at December 31, 2011 (unaudited) and June 30, 2011	2

	Consolidated Statements of Operations - Three and Six Months Ended December 31, 2011 (unaudited) and December 31, 2010 (unaudited), and the period from January 29, 2007 (Inception) through December 31, 2011	3

	Consolidated Statement of Stockholders' Deficit - January 29, 2007 (Inception) through December 31, 2011	4

	Consolidated Statements of Cash Flows - Six Months Ended December 31, 2011 (unaudited) and December 31, 2010 (unaudited), and the period from January 29, 2007 (Inception) through December 31, 2011	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

Part II.	OTHER INFORMATION	22

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	25

Item 4.	(Removed and Reserved)	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

Signatures		27

PART I - FINANCIAL INFORMATION

ITEM 1 - Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	December 31,	June 30,
	2011	2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$12,181	$14,779
Other receivables	1,500	-
Inventory	125,432	92,475
Prepaid expenses and other current assets	662	3,337
Related party advances	25,560	-
Total current assets	165,335	110,591

Property and equipment, net	145,546	159,344
Patents, net	111,694	118,153
Other assets	9,500	9,500
Total assets	$432,075	$397,588

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$194,208	$143,949
Accrued expenses	77,012	54,745
Accrued payroll	451,345	149,316
Advances	136,533	36,533
Deferred revenue	116,951	16,951
Convertible notes payable, net of discounts	102,442	52,852
Derivative liability	77,808	121,679
Related party short-term loan	-	15,750
Short-term loan	160,000	60,000
Bank loan	382,271	486,110
Total current liabilities	1,698,570	1,137,885

Commitments and contingencies, Note 11

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
111,111 shares issued and outstanding as of December 31, 2011
and June 30, 2011	111	111
Common stock, $0.001 par value, 1,000,000,000 shares
authorized, 158,542,441 shares and 153,799,715 shares are issued and outstanding as of December 31, 2011 and June 30, 2011,
respectively	158,544	153,800
Additional paid-in capital	16,228,273	15,954,280
Deficit accumulated during the development stage	(17,653,423)	(16,848,488)
Total stockholders' deficit	(1,266,495)	(740,297)
Total liabilities and stockholders' deficit	$432,075	$397,588

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

					January 29, 2007,
					Inception,
	For the Three Months Ended		For the Six Months Ended		Through
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$114,154	$248,600	$114,154	$248,600	$704,080
Cost of revenue	23,014	36,700	23,014	36,700	114,158
Gross profit	91,140	211,900	91,140	211,900	589,922
General and administrative expenses	419,450	915,316	701,067	1,824,447	11,993,349
Research and development expenses	34,141	104,817	62,205	346,070	5,350,599
Total operating expenses	453,591	1,020,133	763,272	2,170,517	17,343,948
Loss from operations	(362,451)	(808,233)	(672,132)	(1,958,617)	(16,754,026)
Interest expense and other	(77,197)	(9,544)	(129,801)	(22,237)	(717,570)
Loss before income taxes	(439,648)	(817,777)	(801,933)	(1,980,854)	(17,471,596)
Income taxes	-	-	-	-	-
Net loss	$(439,648)	$(817,777)	$(801,933)	$(1,980,854)	$(17,471,596)
Deemed dividends to preferred stockholders	(1,500)	(1,500)	(3,000)	(3,000)	(181,827)
Net loss available to common stockholders	$(441,148)	$(819,277)	$(804,933)	$(1,983,854)	$(17,653,423)

Net loss available to common shareholders per share:
Basic and diluted	$(0.00)	$(0.01)	(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	158,306,426	136,734,911	156,766,312	134,613,680

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited)

						Deficit
						Accumulated
						During the
	Series A Preferred		Common Stock		Additional Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at inception, January 29, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued as payment for services on January 29, 2007			42,993,630	42,994	(21,994)		21,000
Common stock issued as payment for services on March 31, 2008			6,428,904	6,429	1,123,971		1,130,400
Common stock issued as payment for services on April 16, 2008			51,180	51	8,949		9,000
Common stock issued as payment for services on April 22, 2008			102,360	102	17,898		18,000
Common stock issued as payment for services on June 18, 2008			3,787,320	3,788	662,212		666,000
Common stock sold for cash on June 30, 2008			2,047,200	2,047	497,953		500,000
Amortization of discount on convertible preferred stock					47,879	(47,879)	-
Net loss						(2,681,782)	(2,681,782)

Balance at June 30, 2008	-	-	55,410,594	55,411	2,336,868	(2,729,661)	(337,382)

Common stock sold in connection with reverse merger for cash on October 3, 2008			2,149,560	2,150	122,850		125,000
Preferred stock sold for cash on March 17, 2009	111,111	111			99,889		100,000
Preferred stock - beneficial conversion feature					11,111	(11,111)	-
Common stock sold for cash on April 22, 2009			499,998	500	99,500		100,000
Common stock sold for cash on June 4, 2009			499,998	500	99,500		100,000
Common stock sold for cash on June 22, 2009			300,000	300	49,700		50,000
Common stock sold for cash on June 30, 2009			300,000	300	49,700		50,000
Bio common stock outstanding before reverse merger on October 3, 2008			27,840,534	27,840	(27,840)		-
Common stock issued as payment for services on September 22, 2008			150,000	150	17,850		18,000
Common stock issued as payment for services on December 3, 2008			450,000	450	187,150		187,600
Common stock issued as payment for services on December 17, 2008			300,000	300	131,800		132,100
Common stock issued as payment for services on February 27, 2009			590,565	591	156,893		157,484
Common stock issued as payment for services on March 11, 2009			86,550	86	26,853		26,939
Common stock issued as payment for services on March 22, 2009			150,000	150	50,350		50,500
Common stock issued as payment for services on April 23, 2009			29,415	29	9,285		9,314
Common stock issued as payment for services on May 28, 2009			152,379	152	38,959		39,111
Common stock issued as payment for services on June 4, 2009			37,500	38	9,837		9,875
Common stock issued as payment for services on June 30, 2009			37,500	38	8,712		8,750
Warrants issued with convertible debt in December 2008, January 2009 and February 2009					49,245		49,245
Amortization of discount on convertible preferred stock					107,835	(107,835)	-
Warrants issued as payment for services on May 27, 2009					56,146		56,146
Warrants issued as payment for services on June 3, 2009					84,219		84,219
Warrants issued as payment for services on June 30, 2009					5,678		5,678
Issuance of stock options as payment for services on August 8, 2008					229,493		229,493
Issuance of stock options as payment for services on October 1, 2008					4,598		4,598
Issuance of stock options as payment for services on October 7, 2008					22,770		22,770
Issuance of stock options as payment for services on October 21, 2008					47		47
Issuance of stock options as payment for services on October 28, 2008					33		33
Issuance of stock options as payment for services on January 19, 2009					50,571		50,571
Net loss						(2,495,991)	(2,495,991)

Balance at June 30, 2009	111,111	$111	88,984,593	$88,985	$4,089,602	$(5,344,598)	$(1,165,900)

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

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited) (Continued)

						Deficit
						Accumulated
						During the
	Series A Preferred		Common Stock		Additional Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at June 30, 2010	111,111	$111	130,581,562	$130,582	$12,656,723	$(13,547,060)	$(759,644)

Common stock issued as payment for services on July 8, 2010			349,571	350	52,086		52,436
Common stock issued as payment for services on August 3, 2010			1,854,009	1,854	350,406		352,260
Common stock issued as payment for services on August 30, 2010			75,000	75	11,175		11,250
Common stock issued as payment for services on September 8, 2010			237,192	237	35,342		35,579
Common stock issued as payment for services on October 1, 2010			473,517	474	70,554		71,028
Common stock issued as payment for services on November 1, 2010			1,020,482	1,020	131,643		132,663
Common stock issued as payment for services on November 22, 2010			100,000	100	11,900		12,000
Common stock issued as payment for services on December 7, 2010			459,056	459	50,037		50,496
Common stock issued as payment for services on January 10, 2011			116,916	117	13,913		14,030
Common stock issued as payment for services on February 14, 2011			1,264,883	1,265	137,872		139,137
Common stock issued as payment for services on March 10, 2011			219,767	220	21,757		21,977
Common stock issued as payment for services on March 22, 2011			510,000	510	50,490		51,000
Common stock issued as payment for services on April 1, 2011			816,145	816	80,799		81,615
Common stock issued as payment for services on May 17, 2011			276,203	276	27,343		27,619
Common stock issued as payment for services on June 13, 2011			333,924	334	33,058		33,392
Common stock issued as payment for services on June 14, 2011			8,096,990	8,097	689,603		697,700
Common stock sold for cash on August 3, 2010			593,211	593	58,728		59,321
Common stock sold for cash on October 1, 2010			661,000	661	78,659		79,320
Common stock sold for cash on November 1, 2010			1,400,000	1,400	142,600		144,000
Common stock sold for cash on November 22, 2010			350,000	350	41,650		42,000
Common stock sold for cash on January 10, 2011			110,000	110	11,990		12,100
Common stock sold for cash on February 14, 2011			1,920,000	1,920	190,080		192,000
Common stock sold for cash on March 2, 2011			290,000	290	28,710		29,000
Common stock sold for cash on March 10, 2011			176,923	177	14,823		15,000
Common stock issued as payment of short-term loan into stock on February 14, 2011			1,000,000	1,000	99,000		100,000
Warrants issued as payment for services on November 22, 2010					46,735		46,735
Common stock issued for conversion of note payable on February 8, 2011			30,769	31	1,967		1,998
Common stock issued for conversion of note payable on February 11, 2011			15,385	15	985		1,000
Common stock issued for conversion of note payable on February 16, 2011			26,154	26	1,674		1,700
Common stock issued for conversion of note payable on February 17, 2011			15,385	15	985		1,000
Common stock issued for conversion of note payable on February 22, 2011			21,927	22	1,475		1,497
Common stock issued for conversion of note payable on February 28, 2011			55,749	56	3,568		3,624
Common stock issued for conversion of note payable on March 7, 2011			24,796	25	1,506		1,531
Common stock issued for conversion of note payable on March 8, 2011			18,100	18	982		1,000
Common stock issued for conversion of note payable on March 14, 2011			109,783	110	5,956		6,066
Common stock issued for conversion of note payable on March 28, 2011			51,282	51	2,949		3,000
Common stock issued for conversion of note payable on March 30, 2011			59,829	60	3,440		3,500
Common stock issued for conversion of note payable on April 4, 2011			59,829	60	3,440		3,500
Common stock issued for conversion of note payable on April 5, 2011			24,376	24	1,402		1,426
Amortization of restricted stock issued for services					786,275		786,275
Dividends on preferred stock						(6,000)	(6,000)
Net loss						(3,295,428)	(3,295,428)

Balance at June 30, 2011	111,111	$111	153,799,715	$153,800	$15,954,280	$(16,848,488)	$(740,297)

Common stock issued as payment for services on July 13, 2011			379,449	380	25,968		26,348
Common stock issued as payment for services on August 19, 2011			198,879	199	10,541		10,740
Common stock issued as payment for services on August 22, 2011			230,000	230	12,191		12,421
Common stock issued as payment for services on September 29, 2011			366,924	367	13,787		14,154
Common stock issued for conversion of note payable on August 16, 2011			287,356	287	20,786		21,073
Common stock issued for conversion of note payable on August 17, 2011			391,850	392	25,949		26,341
Common stock issued for conversion of note payable on August 19, 2011			391,850	392	25,949		26,341
Common stock issued for conversion of note payable on August 22, 2011			288,401	288	17,216		17,504
Common stock issued for conversion of note payable on September 13, 2011			30,769	31	1,508		1,539
Common stock issued for conversion of note payable on September 15, 2011			46,154	46	2,262		2,308
Common stock issued for conversion of note payable on September 16 2011			76,923	77	4,538		4,615
Common stock sold for cash on August 22, 2011			600,000	600	34,400		35,000
Common stock issued for conversion of note payable on October 4, 2011			130,474	130	4,818		4,948
Common stock issued for conversion of note payable on October 5, 2011			178,891	179	6,943		7,122
Common stock issued for conversion of note payable on October 6, 2011			429,338	429	16,663		17,092
Common stock issued for conversion of note payable on October 10, 2011			35,778	36	1,388		1,424
Common stock issued for conversion of note payable on October 11, 2011			194,231	194	6,929		7,123
Common stock issued as payment for services on October 25, 2011			44,000	44	1,653		1,697
Common stock issued as payment for services on November 1, 2011			353,959	354	13,300		13,654
Common stock issued as payment for services on November 22, 2011			87,500	88	2,612		2,700
To record prepayment of convertible promissory note December 6, 2011					24,591		24,591
Dividends on preferred stock						(3,000)	(3,000)
Net Loss						(801,933)	(801,933)

Balance at December 31, 2011	111,111	$111	158,542,441	$158,543	$16,228,272	$(17,653,421)	$(1,266,495)

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			January 29, 2007,
			Inception,
	For the Six Months Ended		Through
	December 31,		December 31,
	2011	2010	2011

Operating activities:
Net loss	$(801,933)	$(1,980,854)	$(17,471,596)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	24,719	10,456	75,429
Warrants issued in connection with convertible notes payable	-	-	49,245
Amortization of convertible loan discount	83,396	-	404,858
Common stock issued for services	81,713	1,503,987	11,612,314
Stock option compensation	-	-	307,512
Warrants issued for services	-	46,735	337,359
Change in value of derivatives	(3,536)	-	15,661
Equipment write-down	-	-	5,399
Patent write-down	21,758	-	35,258
Effect of changes in:
Inventory	(32,957)	-	(86,013)
Prepaid expenses and other current assets	1,175	2,570	(2,162)
Advances to related parties	(25,560)	-	(25,560)
Deposits/Ars	-	-	(9,500)
Bank overdraft, net	-	10,280	-
Accounts payable and accrued expenses	72,408	32,513	269,802
Accrued payroll	302,029	(3,635)	730,266
Advances	-	67,896	36,533
Deferred revenue	100,000	(33,811)	116,951
Net cash used in operating activities	(176,788)	(343,863)	(3,598,244)

Investing activities:
Purchase of property and equipment	(9,343)	-	(108,535)
Payments for systems	-	(132,898)	(152,721)
Payments for patents	(16,878)	-	(151,490)
Net cash used in investing activities	(26,221)	(132,898)	(412,746)

Financing activities:
Proceeds from (payments on) bank loan borrowings	(103,839)	(25,990)	382,271
Proceeds from sales of preferred stock	-	-	725,000
Proceeds from convertible notes payable	132,500	-	518,712
Payments on convertible notes payable	(47,500)	-	(102,500)
Proceeds from sales of common stock	35,000	324,641	2,139,688
Payments on related party short-term loans	(15,750)	-	(15,750)
Proceeds from related party short-term loans	-	-	15,750
Proceeds from short-term loans	100,000	187,025	284,000
Advances	100,000	-	100,000
Payments of short term loans	-	(9,000)	(24,000)
Net cash provided by financing activities	200,411	476,676	4,023,171
Net increase in cash	(2,598)	(85)	12,181
Cash, beginning of period	14,779	270	-
Cash, end of period	$12,181	$185	$12,181

Supplemental disclosures of cash flow information:
Cash paid for interest	$39,056	$16,248	$232,648
Cash paid for income taxes	$1,600	$1,600	$8,328
Supplemental disclosure of non-cash investing and financing activities:
Warrants issued in connection with preferred stock	$-	$-	$155,714
Beneficial conversion feature on preferred stock	$-	$-	$11,111
Conversion of preferred to common shares in reverse merger	$-	$-	$625,000
Proceeds from sales of preferred shares used to purchase shares of Bio	$-	$-	$400,000
Conversion of note payable to common stock	$-	$-	$278,922
Conversion of short-term loan to common stock	$-	$-	$100,000
Accrued dividends issued to preferred stockholders	$3,000	$3,000	$16,733
Conversion of convertible notes payable and accrued interest to common stock	$76,044	$-	$297,690

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2011

Note 1 - Nature of Operations

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

Basis for Presentation

We have prepared the accompanying consolidated unaudited financial statements of the Company in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the six months ended December 31, 2011 are not indicative of the results that may be expected for the fiscal year ending June 30, 2012. You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2011.

Note 2 - Management's Plan Regarding Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. The Company has no significant operating history and, from January 29, 2007, (inception), through December 31, 2011, generated a net loss of $17,471,596. To date, we recorded cumulative revenue of $704,080. Cumulative negative cash flow from operations of about $3.6 million was funded largely with $3.3 million in equity and $0.7 million in loans and advances. Total Stockholder's Deficit at December 31, 2011 was $1,266,495. These factors, among others, raise doubt about the Company's ability to continue as a going concern.

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

As a result of the aforementioned factors, our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2011, expressed substantial doubt our ability to continue as a going concern.

The accompanying consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Patents

Capitalized patent costs represent legal fees associated with procuring and filing patent applications. The Company accounts for patents in accordance with Accounting Standards Codification ("ASC") 350-30, General Intangibles Other Than Goodwill. As of December 31, 2011, the Company recorded $111,694 in net patents comprised of $115,190 in gross patents and $3,495 in cumulative amortization which are capitalized in the accompanying consolidated balance sheet. This compares with a net of $118,153 at June 30, 2011 comprised of $121,112 in gross capitalized patents and accumulated amortization of $2,963. On October 25, 2011, the Company had a patent granted for its Multi-Stage Cavitation Device which will be amortized over an estimated useful life of 4 years. The Company has been issued two patents and has eight US and eight PCT/international applications pending.

At December 31, 2011, future amortization of patent costs is estimated as follows:

Year Ended
December 31,	Amount
2012	$4,738
2013	12,409
2014	19,312
2015	21,453
2016	18,240
Thereafter	35,542
Total	$111,694

Related Party Advances

The Company advanced Igor Gorodnitsky, President, and Roman Gordon, Chief Technology Officer, $15,000 each for operating expenditures that will be incurred on behalf of the Company during fiscal 2012. This amount was reduced to $25,560 on December 31, 2011.

Deferred Revenue

The Company received a license fee of $100,000 from the Desmet Ballestra Group ("Desmet") during the six months ended December 31, 2011 for CTi Nano Reactors that are expected to be delivered to Desmet during fiscal 2012. The Company received a deposit of $7500 during the 4th quarter of fiscal 2010 and $9,451 during the 1st quarter of fiscal 2011 relating to the fabrication of the Company's NANO Neutralization System. We expect the customer to complete trials in the 3rd or 4th quarter of fiscal 2012 at which time we expect to recognize this amount as revenue.

Fair Value Measurement

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2011, the carrying value of certain accounts such as inventory, accounts payable, accrued expenses, accrued payroll and short-term loans approximates fair value due to the short-term nature of such instruments.

The following table presents information about the Company's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of December 31, 2011 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

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
	Fair Value	Fair Value Measurements at December 31, 2011
	as of	Using Fair Value Heirarchy
Financial Instruments	December 31, 2011	Level 1	Level 2	Level 3

Liabilities:
Derivative liability	77,808	-	-	77,808
Total	$77,808	$-	$-	$77,808

The derivative liability attributed to the convertible notes' conversion feature is measured using the Black-Sholes option valuation model. Refer to Note 8, "Convertible Notes Payable" for the inputs to the Black-Sholes option valuation model.

The following tables provide a reconciliation of the beginning and ending balances of our financial liabilities classified as Level 3:

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)

Derivative Liability

Balance at December 31, 2011	$121,679
Total (gains) losses included in interest expense and other	(3,536)
Creation - convertible note issuances	45,696
Settlements - note conversions	(86,031)
Balance at December 31, 2011	$77,808

Advertising and Promotion Costs

Advertising costs (including marketing expenses) incurred in the normal course of operations are expensed as incurred. Expenses amounted to $26,964, $12,281, and $249,288 for the six months ended December 31, 2011 and 2010, and the period from January 29, 2007 (date of inception) through December 31, 2011, respectively. Advertising expenses amounted to $12,850 and $8,178 for the three months ended December 31, 2011 and 2010, respectively.

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

On December 31, 2011, the Company had 1,810,957 stock options and 13,145,618 warrants outstanding to purchase common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive. In addition, the Company had 111,111 shares of Series A Preferred Stock outstanding which are convertible into approximately 333,333 shares of common stock. The Company also had $132,500 of outstanding convertible notes payable, before any discounts, which are convertible into 6,814,904 shares of common stock as of December 31, 2011. These items were also not included in the calculation of diluted net loss per common share because their effect would be anti-dilutive.

Note 5 - Property and Equipment

Property and equipment consisted of the following as of December 31, 2011 (unaudited) and June 30, 2011.

	December 31,	June 30,
	2011	2011

Leasehold improvement	$2,475	2,475
Furniture	26,837	26,837
Office equipment	1,499	1,500
Equipment	68,380	68,380
Systems	121,728	112,474

	220,919	211,666

Less: accumulated depreciation and amortization	(75,463)	(52,322)

	$145,456	159,344

Depreciation expense amounted to $23,141, $9,082, and $70,891 for the six months ended December 31, 2011 and 2010 and the period from January 29, 2007 (date of inception) through December 31, 2011, respectively.

Note 6 - Bank Loan

On November 1, 2010, we renewed our loan with National Bank of California until November 1, 2011 with 11 monthly payments of $6,000 and a final payment of $474,171. The interest rate floor was increased from 7.0% to 7.5%. On November 1, 2011, the maturity of the variable rate loan was extended to February 1, 2013. Monthly payments include 14 principal payments of $6,000 along with accrued and unpaid interest. In addition, CTi is to make a quarterly principal payment of $50,000. The remaining principal and accrued interest of approximately $110,000 is due February 1, 2013. As of December 31, 2011, the outstanding balance on the loan was $382,271.

Note 7 - Short-Term Loans and Advances

On October 26, 2010, the Company entered into a loan agreement with Desmet Ballestra North America, Inc. under which the Company borrowed $75,000. This agreement was restructured on January 21, 2011 extending the due date on the initial payment to March 31, 2011. The outstanding balance on December 31, 2011 was $60,000. The loan bears no interest but accrued interest on late payments amounted to $2,750 at December 31, 2011. Principal payments are being made to Desmet when possible.

On December 28, 2011, the CEO, Todd Zelek, extended to the company a $100,000 short term loan due on demand at an annual interest rate of 12%. This loan is expected to be converted into a convertible promissory note or some other form of financing in the 3rd quarter of fiscal 2012.

Note 8 - Convertible Notes Payable

On February 1, 2011, the Company issued convertible promissory notes to the Tripod Group, LLC, (the "Tripod Notes") for an aggregate total amount of $61,212. From February through October 2011, Tripod converted the entire $61,212 into 1,635,897 shares of common stock.

On February 8, 2011, the Company issued a convertible promissory note payable to Asher Enterprises, Inc., (the "Asher Note"), in the amount of $42,500. During the quarter ended September 30, 2011, the entire $42,500 was converted into 1,359,457 shares of common stock at a value of $91,258, and the $47,059 beneficial conversion feature was reclassified to additional paid in capital.

On June 6, 2011, the Company issued a convertible promissory note payable to Asher Enterprises, Inc., (the "Second Asher Note") in the amount of $47,500. During the second quarter of fiscal 2012, the $47,500 outstanding balance was paid incurring a pre-payment penalty (interest expense) of $23,750. The company pre-paid the convertible promissory note as part of our overall strategy to minimize the issuance of shares.

On June 24, 2011, we issued a convertible promissory note payable to GEL Properties, LLC, (the "GEL Note") in the amount of $52,500. The Note is due June 24, 2012 and bears interest at a rate of six percent per annum. The Note is convertible into shares of our common stock at a conversion price equal to 65% of the average day's lowest closing bid out of the 5 trading days prior to conversion. The transaction was funded July 12, 2011. The issuance of the GEL Note amounted in a beneficial conversion feature of $28,269 on the issue date, which has been recorded as a discount to the carrying value of the note. As of December 31, 2011, the remaining discount balance amounted to $13,594. By virtue of the variable conversion ratio, the conversion feature is a derivative under ASC 815-40, Derivatives and Hedging, and is measured using the Black-Sholes option valuation model. Accordingly, the value of the conversion feature has been classified as a derivative liability on the accompanying balance sheet. Refer to the table below for the inputs used in the Black-Scholes option valuation model. As of December 31, 2011, none of the outstanding balance had been converted into common shares.

On December 6, 2011 we issued a convertible promissory note payable to the Prolific Group, LLC, (the "Prolific Note") in the amount of $25,000. The Note is due December 6, 2012 and bears interest at 6% p.a. The Note is convertible into shares of our common stock at a conversion price equal to 65% of the average day's lowest closing bid out of the 5 trading days prior to conversion. The issuance of the Prolific Note amounted in a beneficial conversion feature of $4,673 on the issue date which has been recorded as a discount to the carrying value of the note. As of December 31, 2011, the remaining discount balance amounted to $4,354. By virtue of the variable conversion ratio, the conversion feature is a derivative under ASC 815-40, Derivatives and Hedging, and is measured using the Black-Sholes option valuation model. Accordingly, the value of the conversion feature has been classified as a derivative liability on the accompanying balance sheet. Refer to the table below for the inputs used in the Black-Scholes option valuation model. As of December 31, 2011, the outstanding balance remained $25,000.

On December 6, 2011 we issued a convertible promissory note payable to the Tripod Group, LLC, (the "Tripod Note") in the amount of $30,000. The Note is due December 6, 2012 and bears interest at 6% p.a. The Note is convertible into shares of our common stock at a conversion price equal to 65% of the average day's lowest closing bid out of the 5 trading days prior to conversion. The issuance of the Tripod Note amounted in a beneficial conversion feature of $5,608 on the issue date which has been recorded as a discount to the carrying value of the note. As of December 31, 2011, the remaining discount balance amounted to $5,225. By virtue of the variable conversion ratio, the conversion feature is a derivative under ASC 815-40, Derivatives and Hedging, and is measured using the Black-Sholes option valuation model. Accordingly, the value of the conversion feature has been classified as a derivative liability on the accompanying balance sheet. Refer to the table below for the inputs used in the Black-Scholes option valuation model. As of December 31, 2011, the outstanding balance remained $30,000.

On December 21, 2011 we issued a convertible promissory note payable to Asher Enterprises, Inc., (the "Asher Note") in the amount of $25,000. The Note is due September 21, 2012 and bears interest at 8% p.a. The Note is convertible into shares of our common stock at a conversion price equal to 60% of the average day's lowest trading price during the 10 trading days prior to conversion. The issuance of the Asher Note amounted in a beneficial conversion feature of $7,146 on the issue date which has been recorded as a discount to the carrying value of the note. As of December 31, 2011, the remaining discount balance amounted to $6,886. By virtue of the variable conversion ratio, the conversion feature is a derivative under ASC 815-40, Derivatives and Hedging, and is measured using the Black-Sholes option valuation model. Accordingly, the value of the conversion feature has been classified as a derivative liability on the accompanying balance sheet. Refer to the table below for the inputs used in the Black-Scholes option valuation model. As of December 31, 2011, the outstanding balance remained $30,000.

On December 31, 2011, the outstanding balance of Convertible Notes Payable (net of discounts) as recorded on the balance sheet amounted $102,442, consisting of outstanding principal of $132,500 less discount of $30,058. By virtue of the variable conversion ratios of these transactions, the conversion feature of the above notes is a derivative under ASC 815-40, Derivatives and Hedging. Accordingly, the value of the conversion feature has been classified as a derivative liability on the accompanying balance sheet. As of December 31, 2011, the aggregate value of the conversion features associated with the above notes amounted to $77,808. The beneficial conversion feature is measured using the Black-Scholes option valuation model. The inputs used for the Black-Scholes option valuation model were:

Six Months Ended
December 31,
2011

Expected life in years	0.3 - 1.0
Stock price volatility	0.0%
Risk free interest rate	0.06% - 0.16%
Expected dividends	None
Forfeiture rate	0%

Note 9 - Stockholders' Equity

Preferred Stock

The Company has 5,000,000 shares of Series A Preferred Stock authorized and 111,111 shares outstanding. Series A Preferred Stock is convertible into common stock at a rate of 3 shares of common stock per share of each Series A Preferred Stock held at any time at the option of the preferred shareholders. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series A Preferred will have liquidation preferences prior to distributions made to any other class of stockholder. The Series A Preferred Stock is not redeemable. On the third anniversary date of the issuance of the preferred shares, any Series A Preferred shares outstanding are automatically converted into common stock, at a conversion rate of 3 shares for common to 1 share of Series A Preferred Stock.

The holders of the Series A Preferred Stock are entitled to receive out of any funds legally available dividends at the rate of 6% per annum payable on September 30 and March 30. Dividends shall accrue and be cumulative whether or not they have been declared. Dividends may be paid in cash or through the issuance of additional shares of Series A Preferred Stock at the Company's option. As of December 31, 2011, cumulative dividends amounted to $16,733. As of December 31, 2011, none of the cumulative dividends have been paid and are recorded in accrued expenses on the accompanying consolidated balance sheet.

The Company has authorized 5,000,000 shares of Preferred Stock as Series B Preferred Stock. The Board of Directors can establish the rights, preferences and privileges of the Series B Preferred Stock. There are no shares of Series B Preferred Stock outstanding.

Stock Options

A summary of the stock option activity for the six months ended December 31, 2011 is presented below.

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at June 30, 2011	1,810,957	$0.55	5.73
Granted	-
Forfeited	-
Exercised	-
Outstanding at December 31, 2011	1,810,957	$0.55	5.23

Exercisable at December 31, 2011	1,810,957	$0.55	5.23

The following table summarizes information about outstanding stock options as of December 31, 2011.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.33	637,297	4.81	$0.33	637,297	$0.33
0.67	1,173,660	5.46	0.67	1,173,660	0.67
	1,810,957			1,810,957

Warrants

A summary of the warrant activity for the six months ended December 31, 2011 is presented below.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at June 30, 2011	13,145,618	$0.41	1.69
Granted	-	-
Exercised	-	-
Outstanding at December 31, 2011	13,145,618	$0.41	1.19

Exercisable at September 30, 2011	13,145,618	$0.41	1.19

The following table summarizes information about outstanding warrants as of December 31, 2011.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.20 - 0.37	2,939,374	1.27	$0.29	2,939,374	$0.29
0.42 - 0.58	10,206,244	1.16	0.45	10,206,244	0.45
	13,145,618			13,145,618

Note 10 - Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 270, Interim Financial Reporting, the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter based upon the mix and timing of actual earnings versus annual projections. The Company has estimated its annual effective tax rate to be zero. This is based on an expectation that the Company will generate net operating losses in the year ending June 30, 2012, and it is not more likely than not that those losses will be recovered using future taxable income. Therefore, no provision for income tax or tax liability has been recorded as of and for the period ended December 31, 2011.

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

Note 11 - Commitments and Contingencies

Lease Agreements

Total rent expense was $30,643, $25,500 and $277,814 for the six months ended December 31, 2011 and 2010, and for the period from January 29, 2007 (date of inception) through December 31, 2011, respectively. The Company's lease agreement extends through February 1, 2012 with a one-year option to extend the lease to February 1, 2013. Monthly payments of $4,378 will increase to approximately $4,509 beginning in February 2012. The Company has a security deposit of $9,500 associated with this lease.

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with our President and former CEO, (current CTO), where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and CTO have been assigned to the Company. In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of the CTO and President for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010. The Company's CTO and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through December 31, 2011. Therefore, no royalties have accrued or been paid.

On April 30, 2008 (as amended November 22, 2010), our wholly owned subsidiary entered into an employment agreement with Varvara Grichko who became a member of the Board of Directors in September 2010. Mrs. Grichko shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which Mrs. Grichko was the legally named inventor and 3% of actual gross royalties received by the Company from the patent in each subsequent year. As of December 31, 2011, no patents have been granted in which Mrs. Grichko is the legally named inventor.

Licensing Agreement

On November 15, 2010 we signed a Technology License, Marketing &Collaboration Agreement with N.V. Desmet Ballestra Group S.A. ("Desmet"). The agreement gives Desmet the exclusive worldwide license to market the CTI Nano Reactor System ("CTI System") in the field of vegetable oil processing (the "Licensed Field"). Under this Agreement, Desmet is responsible for marketing the CTI System to end users in the Licensed Field, as well as the construction, installation and maintenance of the system. In consideration for services rendered, CTi agrees to pay Desmet a fee generated from revenue derived from licensing our systems and technology. This agreement supersedes a previous agreement between the parties signed January 15, 2010. Desmet is committed to installing a minimum number of systems by June 30, 2012 in order to maintain their exclusivity.

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

The company is focused on merchandising our NANO Neutralization System - a vegetable oil refining system that employs our proprietary continuous flow-through, hydrodynamic NANO Technology in the form of our multi- stage NANO Series of reactors. The principle market for our systems includes global soybean oil refiners who process oils in order to produce products that are used for human consumption and other uses. We recognized revenue of $589,926 n fiscal 2011 and $114,154 for the first six months of fiscal 2012. To date, we have licensed two systems.

Management's Plan

We are a development stage entity engaged in merchandising our NANO Neutralization System which is designed to help refine vegetable oils such as soybean, canola, and rapeseed. Our near term goal is to successfully merchandise our systems. We have no significant operating history and, from January 29, 2007, (inception), through December 31, 2011 generated a net loss of $17,471,596. We also have negative cash flow from operations and negative net equity. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.

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

Critical Accounting Policies

CTi's critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended June 30, 2011, and did not change for the six months ended December 31, 2011.

Results of Operations for the Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010

The following is a comparison of our results of operations for the three months ended December 31, 2011 and 2010.

	For the Three Months Ended
	December 31,
	2011	2010	$ Change	% Change
	(Unaudited)	(Unaudited)

Revenue	$114,154	$248,600	$(134,446)	100.0%
Cost of sales	23,014	36,700	(13,686)	100.0%
Gross profit	91,140	211,900	(120,760)	100.0%
General and administrative expenses	419,450	915,316	(495,866)	-54.2%
Research and development expenses	34,141	104,817	(70,676)	-67.4%
Total operating expenses	453,591	1,020,133	(566,542)	-55.5%
Loss from operations	(362,451)	(808,233)	445,782	-55.2%
Interest expense	(77,197)	(9,544)	(67,653)	708.9%
Loss before income taxes	(439,648)	(817,777)	378,129	-46.2%
Income tax expense	-	-	-	0.0%
Net loss	$(439,648)	$(817,777)	378,129	-46.2%

Revenue

During the three months ended December 31, 2011, our revenue consisted primarily of NANO Neutralization System reactor sales of $100,000 to clients in Argentina and Romania. This compares with $248K recorded during the same period in fiscal 2011 associated primarily with the sale of a NANO Neutralization System to a customer located in North Carolina. In addition, during the quarter ended December 31, 2011, we recognized revenue of $14,154 associated with services provided.

Cost of Revenue

During the three months ended December 31, 2011, our cost of sales amounted to $23,014 which was the result of the revenue transactions described above. One of the units sold in 2010 was a prototype, and as a result much of the associated cost was expensed in a prior year.

Operating Expenses

Operating expenses for the three months ended December 31, 2011 amounted to $453,591 compared with $1,020,133 for the three months ended December 31, 2010, a decrease of $566,542, or 55.5%. The decrease was attributable to a $495,866 reduction in G&A and a $70,676 drop in R&D expenses.

G&A decreased by $495,866 for the three months ended December 31, 2011 compared to 2010 largely because of a reduction in consulting fees of $130,000 and the elimination of a one-time bonus payment of $392,000 in restricted shares that occurred in the second quarter of fiscal 2010 but did not occur in 2011. The primary cash expenditures during the second quarter of fiscal 2011 amounted to $122,719 and consisted largely of professional service fees such as auditors, attorneys, and SEC related services which remained fairly consistent between the periods.

Our R&D expenses decreased by $70,676 because of decreased emphasis on R&D and increased emphasis on merchandising our reactors/systems as well as cash conservation measures.

Interest Expense

Interest expense for the 3 months ended December 31, 2011 amounted to $77,197, an increase of $67,653. The increase was attributable largely to non-cash charges such as $44,152 in amortization of discount on convertible notes payable. Cash payments included $23,750 as a prepayment premium for repayment of a $47,500 convertible promissory note to Asher Enterprises. There were no such expenses during the three months ended December 31, 2010. Cash interest expense payments on the bank loan were $6,047 versus $9,073 during the 2nd quarter of fiscal 2010 as the outstanding principal declined from $498,760 on December 31, 2010 to $382,271 on December 31, 2011.

Results of Operations for the Six Months Ended December 31, 2011 Compared to the Six Months Ended December 31, 2010

The following is a comparison of our results of operations for the six months ended December 31, 2011 and 2010.

	For the Six Months Ended
	December 31,
	2011	2010	$ Change	% Change
	(Unaudited)	(Unaudited)

Revenue	$114,154	$248,600	$(134,446)	100.0%
Cost of sales	23,014	36,700	(13,686)	100.0%
Gross profit	91,140	211,900	(120,760)	100.0%
General and administrative expenses	701,067	1,824,447	(1,123,380)	-61.6%
Research and development expenses	62,205	346,070	(283,865)	-82.0%
Total operating expenses	763,272	2,170,517	(1,407,245)	-64.8%
Loss from operations	(672,132)	(1,958,617)	1,286,485	-65.7%
Interest expense	(129,801)	(22,237)	(107,564)	483.7%
Loss before income taxes	(801,933)	(1,980,854)	1,178,921	-59.5%
Income tax expense	-	-	-	0.0%
Net loss	$(801,933)	$(1,980,854)	1,178,921	-59.5%

Revenue

During the six months ended December 31, 2011, our revenue consisted primarily of NANO Neutralization System reactor sales of $100,000 to clients in Argentina and Romania. This compares with $248K recorded during the same period in fiscal 2011 associated primarily with the sale of a NANO Neutralization System to a customer located in North Carolina. In addition, during the six months ended December 31, 2011, we recognized revenue of $14,154 associated with services provided.

Cost of Revenue

During the six months ended December 31, 2011, our cost of sales amounted to $23,014 which arose from the revenue transactions described above. One of the units sold in 2010 was a prototype, and as a result much of the associated cost was expensed in a prior year.

Operating Expenses

Operating expenses for the six months ended December 31, 2011 amounted to $763,272 compared to $2,170,517 in 2010, a decrease of $1,407,245, or 64.8%. The decrease was attributable to a $1,119,791 reduction in G&A and a $283,865 drop in R&D expenses.

G&A decreased by $1,123,280 for the six months ended December 31, 2011 compared to 2010 largely because of a reduction in consulting fees of $302,581 and the elimination of a one-time bonus payment of $789,075 in restricted shares to key employees for services provided. The primary cash expenditures during the first half of fiscal 2012 were $201,117 for professional service fees such as auditors, attorneys, and SEC related services and $299,961 in mostly accrued salaries and salary related expenses. These expenses for the first half of fiscal 2011 were $266,382 and $232,257 respectively.

Our R&D expenses decreased by $283,865 because of decreased emphasis on R&D and increased emphasis on merchandising our reactors/systems as well as cash conservation measures.

Interest Expense

Interest expense increased by $103,975, or 467.6%, for the six months ended December 31, 2011 as compared to 2010. This increase was attributable largely to non-cash charges including $83,395 in amortization of discount on convertible notes payable. There were no such expenses during the six months ended December 31, 2010.

The major uses of cash in the first half of fiscal 2012 included $15,306 in interest expense to National Bank of California related to a loan and interest expense of $23,750 in the form of a pre-payment premium for repayment of a $47,500 convertible promissory note to Asher Enterprises. During the first half of fiscal 2011, interest expense on the bank loan amounted to $16,248 as the outstanding principal declined from $498,760 on December 31, 2010 to $382,271 on December 31, 2011.

Liquidity and Capital Resources

CTi's primary sources of liquidity have been issuances of restricted common stock to service providers, sale of common stock for cash, issuances of convertible promissory notes, and short-term loans and advances from a strategic partner.

In our Notes to Financial Statements, see Note 6 "Bank Loan", Note 7 "Short-Term Loans and Advances, Note 8 "Convertible Notes Payable," and Note 9, "Stockholder's Equity" for more information. CTi's ability to continue to issue restricted common stock in exchange for services may be adversely affected by the performance of our stock price. Additionally, CTi's ability to issue long-term debt and obtain short-term loans may be negatively impacted by domestic economic conditions that create a tight credit environment, particularly for development stage companies. It is our intention to rely less on the issuance of stock as payment to service providers, and more on cash generated from operations by licensing our technology globally through our strategic partner, Desmet Ballestra.

Common Stock

During the six months ended December 31, 2011, we issued 600,000 shares of common stock for $35,000 compared with 3,004,211 shares of common stock for $324,641 in cash for the six months ended December 31, 2010.

Share-based Compensation

During the six months ended December 31, 2011 we issued 1,660,711 shares of restricted common stock valued at $81,713 as payment to service providers. During the six months ended December 31, 2010, we issued 4,568,827 shares of common stock valued at $717,712 as payments to service providers.

Cash Flow

Net cash used in operating activities during the six months ended December 31, 2011 declined to $176,788 from $343,863 for the same period in fiscal 2011. Net cash of $176,788 was used largely to pay auditors ($43K), interest expense of $39,056, and a consultant's fee of $35K. During the six months ended December 31, 2010, the net cash used in operating activities of $343,863 was used largely to pay salary and related expenses, R&D, interest expense and professional fees such as attorneys and accountants.

The major non-financial uses of cash for the first half of fiscal 2012 were $104K in repayment of principal on the bank loan and $47,500 in repayment of a convertible note payable. Cumulative uses of cash of about $350,000 for the first 6 months of fiscal 2012 were funded by a $100,000 advance relating to a license for a client in Europe, $132,500 in funding from convertible notes payable, $100,000 in a short term loan from our CEO, and $35,000 in the sale of common stock. Net cash provided by financing activities during the six months ended December 31, 2010 amounted to $476,676 arising from the sale of common stock of $324,641 and proceeds from short-term loans of $187,025, offset by the payment of short-term loans of $9,000 and payments for the bank loan of $25,990.

Commitments

Lease Agreements

On December 30, 2009, we extended our existing lease agreement for approximately 5,000 square feet of office and warehouse space at 10019 Canoga Ave for a period of two years effective February 1, 2010. Monthly rent under the extended lease agreement is $4,375 per month. On February 1, 2012, we invoked a one-year option to make monthly payments of about $4,509/month for each of the next 12 months.

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with our President and former CEO, (current CTO), where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and CTO have been assigned to the Company. In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of the CTO and President for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010. The Company's CTO and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated from May 13, 2010 through December 31, 2011. Therefore, no royalties have accrued or been paid.

On April 30, 2008 (as amended November 22, 2010), our wholly owned subsidiary entered into an employment agreement with Varvara Grichko who became a member of the Board of Directors in September 2010. Mrs. Grichko shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which Mrs. Grichko was the legally named inventor, and 3% of actual gross royalties received by the Company from the patent in each subsequent year. As of December 31, 2011, no patents have been granted in which Mrs. Grichko is the legally named inventor.

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

Changes in Internal Control over Financial Reporting

In accordance with the requirements of Rule 13a-15(d) of the Securities Exchange Act of 1934, there were no changes in internal control over financial reporting during the second quarter of fiscal 2012 that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

The following is a listing of unregistered security activity during the six months ended December 31, 2011.

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

On October 25, 2011, we issued 35,000 shares of common stock with a recorded value of $1,315 to Varvara Grichko for services as a member of the board of directors. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned service provider. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these issuances.

On October 25, 2011, we issued 9,000 shares of common stock with a recorded value of $338 to Shannon Stokes for office management services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned service provider. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these issuances.

On November 1, 2011, we issued 353,959 shares of common stock with a recorded value of $13,300 to Michael Psomas/Audit Prep Services for accounting services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned service provider. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these issuances.

On November 22, 2011, we issued 50,000 shares of common stock with a recorded value of $1,493 to Kirk Wiggins for marketing and sales services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned service provider. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these issuances.

On November 22, 2011, we issued 37,500 shares of common stock with a recorded value of $1,119 to James Fuller for services as a member of the board of directors. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned service provider. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these issuances.

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

On October 4, 2011 we issued 130,393 shares of common stock to Tripod Group, LLC as conversion of $3,475 of outstanding convertible notes payable. On October 5, 2011, we issued an additional 178,891 shares of common stock to Tripod Group, LLC as conversion of $5,000 of outstanding convertible notes. On October 6, 2011, we issued 429,338 shares of common stock to Tripod Group, LLC as conversion of $12,000 of outstanding convertible notes payable. On October 10, 2011, we issued 35,778 shares of common stock to Tripod Group, LLC as conversion of $1,000 of outstanding convertible notes payable. On October 11, 2011, we issued 194,231 shares of common stock to Tripod Group, LLC as conversion of $5,367 of outstanding convertible notes payable. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. These shares were not offered via general solicitation to the public but solely to the aforementioned service provider. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these issuances.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - (Reserved and Removed)

Item 5 - Other Information

None

Item 6 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated by reference.

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form	Pd. Ending	Exhibit	Filing Date

3(i)(a)	Articles of Incorporation - original name of Bioenergy, Inc.		SB-2	N/A	3.1	October 19, 2006
3(i)(b)	Articles of Incorporation - Amended and Restated		10-Q	December 31, 2008	3-1	February 17, 2009
3(i)( c )	Articles of Incorporation - Amended and Restated		10-Q	June 30, 2009	3-1	May 14, 2009
3(i)(d)	Articles of Incorporation - Amended; increase in authorized shares		8K	N/A	N/A	October 29, 2009
3(i)(e)	Articles of Incorporation - Certificate of Amendment; forward split		10Q	September 30, 2009	3-1	November 16, 2009

10.1	Patent Assignment Agreement between the Company and Roman Gordon dated July 1, 2008.		8K	June 30, 2009	10.1	May 18, 2010
10.2	Patent Assignment Agreement between the Company and Igor Gorodnitsky dated July 1, 2008.		8K	June 30, 2009	10.2	May 18, 2010
10.3	Assignment of Patent Assignment Agreement between the Company and Roman Gordon		8K	June 30, 2009	10.3	May 18, 2010
10.4	Assignment of Patent Assignment Agreement between the Company and Igor Gorodnitsky		8K	June 30, 2009	10.4	May 18, 2010
10.5	Employment Agreement between the Company and Roman Gordon date March 17, 2008		10K/A	June 30, 2009	10.3	October 20, 2011
10.6	Employment Agreement between the Company and Igor Gorodnitsky dated March 17, 2008		10K/A	June 30, 2009	10.4	October 20, 2011
10.7	Employment Agreement with R.L. Hartshorn dated Sept. 22, 2009	X
10.8	Employment and Confidentiality and Invention Assignment Agreement between the Company and Varvara Grichko dated April 30, 2008		10-Q	December 31, 2010	10.3	February 11, 2011

10.12	Board of Director Agreement - James Fuller	X
10.13	Marketing and Collaboration Agreement w/ Desmet Ballestra Group - Nov. 1, 2010		8K	December 31, 2011	10.1	December 7, 2011
10.14	Marketing and Collaboration Agreement w/ Desmet Ballestra Group - Amend #1 - June 1, 2011		8K	December 31, 2011	10.2	December 7, 2011
10.15	Marketing and Collaboration Agreement w/ Desmet Ballestra Group - Amend #2 - Sept 1, 2011		8K	December 31, 2011	10.3	December 7, 2011
10.16	Stock Purchase Warrant Agreement - Pinnacle Financial - Nov. 22, 2010	X

10.22	Common Stock and Warrant Purchase Agreement - Oct. 16, 2009 - Suzahnna Tepper	X
10.23	Common Stock and Warrant Purchase Agreement - Oct. 16, 2009 - G. Electrical	X
10.24	Common Stock and Warrant Purchase Agreement - Oct. 19, 2009 - Star Tech Electric	X
10.25	Common Stock and Warrant Purchase Agreement - Nov. 4, 2009 - G Electrical Service	X
10.26	Common Stock and Warrant Purchase Agreement - Nov. 17, 2009 - G Electrical Service	X
10.27	Common Stock and Warrant Purchase Agreement - Dec. 4, 2009 - G Electrical Service	X
10.28	Common Stock and Warrant Purchase Agreement - Dec. 4, 2009 - Star Tech Electric	X
10.29	Common Stock and Warrant Purchase Agreement - Feb 4, 2010 - Marina Vergilis	X
10.30	Stock Purchase Warrant - Feb 11, 2010 - Undiscovered Equities	X
10.31	Common Stock and Warrant Purchase Agreement - Mar. 2, 2010 - Star Tech	X
10.32	Common Stock and Warrant Purchase Agreement - Mar. 2, 2010 - G Electrical Service	X
10.33	Common Stock and Warrant Purchase Agreement - Mar. 2, 2010 - AMPM	X
10.34	Common Stock and Warrant Purchase Agreement - Mar. 12, 2010 - Suzhnna Tepper	X
10.35	Common Stock and Warrant Purchase Agreement - June 1, 2010 - Suzahnna Tepper	X
10.36	Promissory Note - Anna Mosk - January 11, 2010	X
10.40	Convertible Note Payable - Prolific Group LLC - $25,000	X
10.41	Convertible Note Payable - Tripod Group LLC - $30,000	X
10.42	Share Issuance Agreement - December 6, 2011	X
10.43	Loan Agreement - Desmet Ballestra - Oct. 26, 2010	X
14.1	Code of Business Conduct and Ethics*		10-K	June 30, 2011		September 28, 2011
31.1	Certificat of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certificat of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted	X
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted	X
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document	X
101.SCH**	XBRL Taxonomy Extension Schema	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X

*	In accordance with Regulation S-K 406 of the Securities Act of 1934, we undertake to provide to any person without charge, upon request, a copy of our "Code of Business Conduct and Ethics". A copy may be requested by sending an email to info@cavitationtechnologies.com.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a
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

SIGNATURE	TITLE	DATE

/s/ Todd Zelek	Chief Executive Officer and Director	February 10, 2012
Todd Zelek	(Principal Executive Officer) Chairman of the Board

/s/ Igor Gorodnitsky	President	February 10, 2012
Igor Gorodnitsky

/s/ R.L. Hartshorn	Chief Financial Officer	February 10, 2012
R.L. Hartshorn	(Principal Financial Officer and Accounting Officer)