Form 10-Q
period 2012-03-31
Cavitation Technologies, Inc.
filed 2012-05-11
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
YES    ☐        NO    ☒

      As of May 11, 2012, the issuer had 163,701,906 shares of common stock outstanding.

TABLE OF CONTENTS

		Page
Part I.	FINANCIAL INFORMATION	2

Item 1.	Consolidated Financial Statements	2

	Consolidated Balance Sheets at March 31, 2012 (unaudited) and June 30, 2011	2

	Consolidated Statements of Operations - Three and Nine Months Ended March 31, 2012 (unaudited) and March 31, 2011 (unaudited), and the period from January 29, 2007 (Inception) through March 31, 2012	3

	Consolidated Statement of Stockholders' Deficit - January 29, 2007 (Inception) through March 31, 2012	4

	Consolidated Statements of Cash Flows - Nine Months Ended March 31, 2012 (unaudited) and March 31, 2011 (unaudited), and the period from January 29, 2007 (Inception) through March 31, 2012	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

Part II.	OTHER INFORMATION	21

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		27

PART I - FINANCIAL INFORMATION

ITEM 1 - Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	March 31,	June 30,
	2012	2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,072	$14,779
Other receivables	8,853	-
Inventory	125,457	92,475
Prepaid expenses and other current assets	-	3,337
Related party advances	21,120	-
Total current assets	160,502	110,591

Property and equipment, net	142,352	159,344
Patents, net	117,126	118,153
Other assets	9,500	9,500
Total assets	$429,480	$397,588

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$198,780	$143,949
Accrued expenses	109,670	54,745
Accrued payroll	633,517	149,316
Advances from customers	136,533	36,533
Deferred revenue	147,444	16,951
Convertible notes payable, net of discounts	69,791	52,852
Derivative liability	23,034	121,679
Related party payable	24,388	15,750
Short-term loan	55,000	60,000
Bank loan	370,271	486,110
Short-term loans, related parties	157,000	-
Total current liabilities	1,925,428	1,137,885

Commitments and contingencies, Note 11

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 and 111,111 shares issued and outstanding as of March 31, 2012 and June 30, 2011, respectively.	-	111
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 163,701,906 shares and 153,799,715 shares are issued and outstanding as of March 31, 2012 and June 30, 2011, respectively	163,704	153,800
Additional paid-in capital	16,548,389	15,954,280
Deficit accumulated during the development stage	(18,208,041)	(16,848,488)
Total stockholders' deficit	(1,495,948)	(740,297)
Total liabilities and stockholders' deficit	$429,480	$397,588

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

					January 29, 2007,
					Inception,
	For the Three Months Ended		For the Nine Months Ended		Through
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$51,818	$341,326	$165,972	$589,926	$755,898
Cost of revenue	12,260	54,444	35,274	91,144	126,418
Gross profit	39,558	286,882	130,698	498,782	629,480
General and administrative expenses	502,820	898,946	1,203,887	2,723,393	12,496,167
Research and development expenses	64,735	282,134	126,940	628,204	5,415,334
Total operating expenses	567,555	1,181,080	1,330,827	3,351,597	17,911,501
Loss from operations	(527,997)	(894,198)	(1,200,129)	(2,852,815)	(17,282,021)
Interest expense and other	(25,337)	(30,645)	(155,138)	(52,882)	(742,907)
Loss before income taxes	(553,334)	(924,843)	(1,355,267)	(2,905,697)	(18,024,928)
Income taxes	-	-	-	-	-
Net loss	$(553,334)	$(924,843)	$(1,355,267)	$(2,905,697)	$(18,024,928)
Deemed dividends to preferred stockholders	(1,286)	(1,500)	(4,286)	(4,500)	(183,113)
Net loss available to common stockholders	$(554,620)	$(926,343)	$(1,359,553)	$(2,910,197)	$(18,208,041)

Net loss available to common shareholders per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	160,767,919	140,793,632	158,090,480	136,643,591

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

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited) (Continued)

						Deficit
						Accumulated
						During the
	Series A Preferred		Common Stock		Additional Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at June 30, 2010	111,111	$111	130,581,562	$130,582	$12,656,723	$(13,547,060)	$(759,644)

Common stock issued as payment for services on July 8, 2010			349,571	350	52,086		52,436
Common stock issued as payment for services on August 3, 2010			1,854,009	1,854	350,406		352,260
Common stock issued as payment for services on August 30, 2010			75,000	75	11,175		11,250
Common stock issued as payment for services on September 8, 2010			237,192	237	35,342		35,579
Common stock issued as payment for services on October 1, 2010			473,517	474	70,554		71,028
Common stock issued as payment for services on November 1, 2010			1,020,482	1,020	131,643		132,663
Common stock issued as payment for services on November 22, 2010			100,000	100	11,900		12,000
Common stock issued as payment for services on December 7, 2010			459,056	459	50,037		50,496
Common stock issued as payment for services on January 10, 2011			116,916	117	13,913		14,030
Common stock issued as payment for services on February 14, 2011			1,264,883	1,265	137,872		139,137
Common stock issued as payment for services on March 10, 2011			219,767	220	21,757		21,977
Common stock issued as payment for services on March 22, 2011			510,000	510	50,490		51,000
Common stock issued as payment for services on April 1, 2011			816,145	816	80,799		81,615
Common stock issued as payment for services on May 17, 2011			276,203	276	27,343		27,619
Common stock issued as payment for services on June 13, 2011			333,924	334	33,058		33,392
Common stock issued as payment for services on June 14, 2011			8,096,990	8,097	689,603		697,700
Common stock sold for cash on August 3, 2010			593,211	593	58,728		59,321
Common stock sold for cash on October 1, 2010			661,000	661	78,659		79,320
Common stock sold for cash on November 1, 2010			1,400,000	1,400	142,600		144,000
Common stock sold for cash on November 22, 2010			350,000	350	41,650		42,000
Common stock sold for cash on January 10, 2011			110,000	110	11,990		12,100
Common stock sold for cash on February 14, 2011			1,920,000	1,920	190,080		192,000
Common stock sold for cash on March 2, 2011			290,000	290	28,710		29,000
Common stock sold for cash on March 10, 2011			176,923	177	14,823		15,000
Common stock issued as payment of short-term loan into stock on February 14, 2011			1,000,000	1,000	99,000		100,000
Warrants issued as payment for services on November 22, 2010					46,735		46,735
Common stock issued for conversion of note payable on February 8, 2011			30,769	31	1,967		1,998
Common stock issued for conversion of note payable on February 11, 2011			15,385	15	985		1,000
Common stock issued for conversion of note payable on February 16, 2011			26,154	26	1,674		1,700
Common stock issued for conversion of note payable on February 17, 2011			15,385	15	985		1,000
Common stock issued for conversion of note payable on February 22, 2011			21,927	22	1,475		1,497
Common stock issued for conversion of note payable on February 28, 2011			55,749	56	3,568		3,624
Common stock issued for conversion of note payable on March 7, 2011			24,796	25	1,506		1,531
Common stock issued for conversion of note payable on March 8, 2011			18,100	18	982		1,000
Common stock issued for conversion of note payable on March 14, 2011			109,783	110	5,956		6,066
Common stock issued for conversion of note payable on March 28, 2011			51,282	51	2,949		3,000
Common stock issued for conversion of note payable on March 30, 2011			59,829	60	3,440		3,500
Common stock issued for conversion of note payable on April 4, 2011			59,829	60	3,440		3,500
Common stock issued for conversion of note payable on April 5, 2011			24,376	24	1,402		1,426
Amortization of restricted stock issued for services					786,275		786,275
Dividends on preferred stock						(6,000)	(6,000)
Net loss						(3,295,428)	(3,295,428)

Balance at June 30, 2011	111,111	$111	153,799,715	$153,800	$15,954,280	$(16,848,488)	$(740,297)

Common stock issued as payment for services on July 13, 2011			379,449	380	25,968		26,348
Common stock issued as payment for services on August 19, 2011			198,879	199	10,541		10,740
Common stock issued as payment for services on August 22, 2011			230,000	230	12,191		12,421
Common stock issued as payment for services on September 29, 2011			366,924	367	13,787		14,154
Common stock issued for conversion of note payable on August 16, 2011			287,356	287	20,786		21,073
Common stock issued for conversion of note payable on August 17, 2011			391,850	392	25,949		26,341
Common stock issued for conversion of note payable on August 19, 2011			391,850	392	25,949		26,341
Common stock issued for conversion of note payable on August 22, 2011			288,401	288	17,216		17,504
Common stock issued for conversion of note payable on September 13, 2011			30,769	31	1,508		1,539
Common stock issued for conversion of note payable on September 15, 2011			46,154	46	2,262		2,308
Common stock issued for conversion of note payable on September 16 2011			76,923	77	4,538		4,615
Common stock sold for cash on August 22, 2011			600,000	600	34,400		35,000
Common stock issued for conversion of note payable on October 4, 2011			130,474	130	4,818		4,948
Common stock issued for conversion of note payable on October 5, 2011			178,891	179	6,943		7,122
Common stock issued for conversion of note payable on October 6, 2011			429,338	429	16,663		17,092
Common stock issued for conversion of note payable on October 10, 2011			35,778	36	1,388		1,424
Common stock issued for conversion of note payable on October 11, 2011			194,231	194	6,929		7,123
Common stock issued as payment for services on October 25, 2011			44,000	44	1,653		1,697
Common stock issued as payment for services on November 1, 2011			353,959	354	13,300		13,654
Common stock issued as payment for services on November 22, 2011			87,500	88	2,612		2,700
To record prepayment of convertible promissory note December 6, 2011					24,591		24,591
Common stock issued for conversion of note payable on January 25, 2012			230,769	231	6,692		6,923
Common stock issued for conversion of note payable on January 26, 2012			179,487	179	5,205		5,384
Common stock issued for conversion of note payable on January 27, 2012			102,564	103	4,000		4,103
Common stock issued for conversion of note payable on January 30, 2012			76,923	77	3,000		3,077
Common stock issued for conversion of note payable on January 31, 2012			338,462	338	13,200		13,538
Common stock issued for conversion of note payable on February 1, 2012			153,846	154	6,000		6,154
Common stock issued for conversion of note payable on February 17, 2012			50,441	50	2,063		2,113
Common stock issued for conversion of note payable on February 21, 2012			249,750	250	9,740		9,990
Common stock issued for conversion of note payable on March 5, 2012			82,124	82	2,382		2,464
Common stock issued for conversion of note payable on March 9, 2012			122,587	123	3,555		3,678
Common stock issued for conversion of note payable on March 12, 2012			183,880	184	5,333		5,517
Common stock issued for conversion of note payable on March 13, 2012			91,940	92	2,666		2,758
Common stock issued for conversion of note payable on March 16, 2012			61,538	62	1,785		1,847
Common stock issued for conversion of note payable on March 26, 2012			200,669	201	5,819		6,020
Common stock issued for conversion of note payable on March 27, 2012			66,890	67	1,940		2,007
Common stock issued for conversion of note payable on March 29, 2012			100,334	100	2,910		3,010
Common stock issued for conversion of note payable on March 30, 2012			196,399	196	5,696		5,892
Issuance of stock options as payment for services on February 16, 2012					168,928		168,928
Common stock issued as payment for services on January 5, 2012			140,792	141	5,290		5,431
Common stock issued as payment for services on February 7, 2012			87,500	88	1,937		2,025
Common stock issued as payment for services on February 16, 2012			2,000,000	2,000	44,290		46,290
Conversion of Convertible Preferred Shares to Common Shares on March 18, 2012	(111,111)	(111)	442,570	443	17,687		18,019
Dividends on preferred stock						(4,286)	(4,286)
Net Loss						(1,355,267)	(1,355,267)

Balance at March 31, 2012	-	$-	163,701,906	$163,704	$16,548,389	$(18,208,041)	$(1,495,948)

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			January 29, 2007,
			Inception,
	For the nine Months Ended		Through
	March 31,		March 31,
	2012	2011	2012

Operating activities:
Net loss	$(1,355,267)	$(2,905,697)	$(18,024,928)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	37,730	15,786	88,440
Warrants issued in connection with convertible notes payable	-	-	49,245
Amortization of convertible loan discount	95,345	19,207	416,807
Common stock issued for services	135,459	1,730,131	11,666,060
Stock option compensation	168,928	-	476,440
Warrants issued for services	-	46,735	337,359
Change in value of derivatives	(18,489)	13,588	708
Equipment write-down	-	-	5,399
Patent write-down	21,758	-	35,258
Effect of changes in:
Accounts receivable	-	(309,964)	-
Inventory	(32,982)	-	(86,038)
Prepaid expenses and other current assets	(5,516)	(166)	(8,853)
Advances to related parties	(21,120)	-	(21,120)
Deposits/Ars	-	-	(9,500)
Bank overdraft, net	-	(2,109)	-
Accounts payable and accrued expenses	126,423	474,328	323,817
Accrued payroll	484,201	86,015	912,438
Advances	-	19,271	36,533
Deferred revenue	130,493	(16,549)	147,444
Related party payables	24,388	254,595	24,386
Net cash used in operating activities	(208,649)	(574,829)	(3,630,105)

Investing activities:
Purchase of property and equipment	(17,719)	-	(116,911)
Payments for systems	-	(133,528)	(152,721)
Payments for patents	(23,750)	-	(158,362)
Net cash used in investing activities	(41,469)	(133,528)	(427,994)

Financing activities:
Proceeds from (payments on) bank loan borrowings	(115,839)	(34,271)	370,271
Proceeds from sales of preferred stock	-	-	725,000
Proceeds from convertible notes payable	132,500	103,712	518,712
Payments on convertible notes payable	(47,500)	-	(102,500)
Proceeds from sales of common stock	35,000	572,741	2,139,688
Payments on related party short-term loans	(15,750)	-	(15,750)
Proceeds from short-term loans, related parties	157,000	-	172,750
Proceeds from short-term loans	-	75,000	184,000
Advances from customers	100,000	-	100,000
Payments on short term loans	(5,000)	(9,000)	(29,000)
Net cash provided by financing activities	240,411	708,182	4,063,171
Net increase (decrease) in cash	(9,707)	(175)	5,072
Cash, beginning of period	14,779	270	-
Cash, end of period	$5,072	$95	$5,072

Supplemental disclosures of cash flow information:
Cash paid for interest	$23,494	$32,588	$217,086
Cash paid for income taxes	$1,600	$1,600	$8,328
Supplemental disclosure of non-cash investing and financing activities:
Warrants issued in connection with preferred stock	$-	$-	$155,714
Beneficial conversion feature on preferred stock	$-	$-	$11,111
Conversion of preferred to common shares in reverse merger	$-	$-	$625,000
Proceeds from sales of preferred shares used to purchase shares of Bio	$-	$-	$400,000
Conversion of note payable to common stock	$-	$-	$278,922
Conversion of short-term loan to common stock	$-	$100,000	$100,000
Accrued dividends issued to preferred stockholders	$4,286	$4,500	$18,019
Conversion of convertible notes payable and accrued interest to common stock	$120,593	$25,916	$342,239

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012

Note 1 - Nature of Operations

Hydrodynamic Technology, Inc. was incorporated January 29, 2007 as a California corporation. It is a wholly owned subsidiary of Cavitation Technologies, Inc., a Nevada corporation originally incorporated under the name Bio Energy, Inc. Cavitation Technologies, Inc. is a process and product development firm that has developed, patented, and commercialized proprietary technology for processing oils and fats through the Nano Reactor® Device and Nano Reactor® System. The reactor is the critical component of system which is designed to reduce operating costs and increase yields in the refining of vegetable oils. The Company designs and engineers environmentally friendly NANO technology based systems that have potential commercial applications in industries such as vegetable oil refining, renewable fuels, water-oil emulsions, alcoholic beverage enhancement, algae oil extraction, and crude oil yield enhancement.

Basis for Presentation

We have prepared the accompanying consolidated unaudited financial statements of the Company in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the nine months ended March 31, 2012 are not indicative of the results that may be expected for the fiscal year ending June 30, 2012. You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes included in the Company's annual report on Form 10-K for the year ended June 30, 2011.

Note 2 - Management's Plan Regarding Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. The Company has no significant operating history and from January 29, 2007, (inception) through March 31, 2012 recorded cumulative revenue of $755,898 and a cumulative net loss of $18,208,041. To date, cumulative negative cash flow from operations of $3,630,105 was funded largely with $3.3 million in equity. Total Stockholder's Deficit at March 31, 2012 was $1,495,948. These factors, among others, raise doubt about the Company's ability to continue as a going concern.

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

Note 3 - Summary of Significant Accounting Policies

Patents

Capitalized patent costs represent legal fees associated with procuring and filing patent applications. The Company accounts for patents in accordance with Accounting Standards Codification ("ASC") 350-30, General Intangibles Other Than Goodwill. As of March 31, 2012, the Company recorded $117,126 in net patents comprised of $122,062 in capitalized patents and $4,935 in cumulative amortization. This compares with a net of $118,153 at June 30, 2011 comprised of $121,112 in capitalized patents and accumulated amortization of $2,963. On October 25, 2011, the Company had a patent issued for its Multi-Stage Cavitation Device the cost for which will be amortized over an estimated useful life of 4 years. The Company has been issued two patents and has eight US and nine PCT/international applications pending.

At March 31, 2012, future amortization of patent costs is estimated as follows:

Year Ended
June 30,	Amount
2012	$7,594
2013	14,251
2014	20,611
2015	21,545
2016	15,883
Thereafter	37,242
Total	$117,126

Related Party Advances

The Company advanced Igor Gorodnitsky, President, and Roman Gordon, Chief Technology Officer, $15,000 each for operating expenditures that will be incurred on behalf of the Company during fiscal 2012. This amount was reduced to $21,120 on March 31, 2012.

Deferred Revenue

The Company received payment of $100,000 from the Desmet Ballestra Group ("Desmet") during the nine months ended March 31, 2012 related to CTi Nano Reactors. The payment will be recognized as revenue when the system has been accepted by the end-user which is expected to occur in calendar 2012. In addition, the Company received $47,444 associated with the down-payment on a system sold to a client in Argentina.

Fair Value Measurement

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2012, the carrying value of certain accounts such as accounts receivable, inventory, accounts payable, accrued expenses, and accrued payroll which approximate fair value due to the short-term nature of such instruments and loans payable which appproximate fair value based on prevailing interest rates.

The following table presents information about the Company's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of March 31, 2012 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

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

	Fair Value	Fair Value Measurements at March 31, 2012
	as of	Using Fair Value Heirarchy
Financial Instruments	March 31, 2012	Level 1	Level 2	Level 3

Liabilities:
Derivative liability	$23,034	$-	$-	$23,034
Total	$23,034	$-	$-	$23,034

The following tables provide a reconciliation of the beginning and ending balances of our financial liabilities classified as Level 3:

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Derivative Liability

Balance at June 30, 2011	$121,679
Total (gains) losses included in interest expense and other	(18,489)
Creation - convertible note issuances	45,696
Settlements - note conversions	(125,852)
Balance at March 31, 2012	$23,034

Advertising and Promotion Costs

Advertising costs (including marketing expenses) incurred in the normal course of operations are expensed as incurred. Expenses amounted to $33,339, $94,117, and $255,663, for the nine months ended March 31, 2012 and 2011, and the period from January 29, 2007 (date of inception) through March 31, 2012, respectively. Advertising expenses amounted to $6,375 and $81,836 for the three months ended March 31, 2012 and 2011, respectively.

Note 4 - Net Loss per Share - Basic and Diluted

The Company computes the loss per common share using ASC 260, Earnings Per Share. The net loss per common share, both basic and diluted, is computed based on the weighted average number of shares outstanding for the period. The diluted loss per common share is normally computed by dividing the net loss attributable to common stockholders by the weighted average shares outstanding assuming all potential dilutive common shares were issued.

On March 31, 2012, the Company had 13,560,957 stock options and 11,812,285 warrants to purchase common stock outstanding that were not included in the diluted net loss per common share because their effect would be anti-dilutive. The company had no Series A Preferred Stock outstanding as 111,111 preferred shares plus $18,019 in accrued dividends previously outstanding were converted to 442,570 common shares in March 2012. The Company also had $87,900 of outstanding convertible notes payable, before discounts, which were convertible into 4,640,381 shares of common stock as of March 31, 2012. These items were also not included in the calculation of diluted net loss per common share because their effect would be anti-dilutive.

Note 5 - Property and Equipment

Property and equipment consisted of the following on March 31, 2012 (unaudited) and June 30, 2011.

	March 31,	June 30,
	2012	2011

Leasehold improvement	$2,475	2,475
Furniture	26,837	26,837
Office equipment	1,499	1,500
Equipment	68,380	68,380
Systems	130,193	112,474

	229,384	211,666

Less: accumulated depreciation and amortization	(87,032)	(52,322)

	$142,352	159,344

Depreciation expense amounted to $34,710, $13,623, and $82,461 for the nine months ended March 31, 2012 and 2011 and the period from January 29, 2007 (date of inception) through March 31, 2012, respectively.

Note 6 - Bank Loan

On November 1, 2010, we renewed our loan with National Bank of California until November 1, 2011 with 11 monthly payments of $6,000 and a final payment of $474,171. The interest rate floor was increased from 7.0% to 7.5%. On November 1, 2011, the maturity of the variable rate loan was extended to February 1, 2013. Monthly payments include 14 principal payments of $6,000 plus interest. In addition, CTi is to make a quarterly principal payment of $50,000. The remaining principal and accrued interest of approximately $110,000 is due February 1, 2013. As of March 31, 2012, the outstanding balance on the loan was $370,271.

Note 7 - Short-Term Loans

On October 26, 2010, the Company entered into a loan agreement with Desmet Ballestra North America, Inc. under which the Company borrowed $75,000. This agreement was restructured on January 21, 2011 extending the due date on the initial payment to March 31, 2011. The due date on the loan was subsequently extended with no definitive maturity date. The loan bears no interest but accrued interest on late payments amounted to $4,125 at March 31, 2012. Principal payments are being made to Desmet when possible. The outstanding balance on March 31, 2012 was $55,000.

On December 28, 2011, the CEO, Todd Zelek, extended to the company a $100,000 short-term loan due on demand at an annual interest rate of 12%. Accrued interest amounted to $3,000 at March 31, 2012.

In addition, throughout the third quarter of fiscal 2012, we received $57,000 from our Director of Operations which is included in short-term loans, related parties which are funds that are earmarked for eventual conversion into a convertible promissory note, should the Company be able to raise $400,000.

Note 8 - Convertible Notes Payable

On February 1, 2011, the Company issued convertible promissory notes to the Tripod Group, LLC, (the "Tripod Notes") for an aggregate total amount of $61,212. From February through October 2011, Tripod converted the entire $61,212 into 1,635,897 shares of common stock.

On February 8, 2011, the Company issued a convertible promissory note payable to Asher Enterprises, Inc., (the "Asher Note"), in the amount of $42,500. During the quarter ended September 30, 2011, the entire $42,500 was converted into 1,359,457 shares of common stock at a value of $91,258, and the $47,059 beneficial conversion feature was allocated to additional paid in capital.

On June 6, 2011, the Company issued a convertible promissory note payable to Asher Enterprises, Inc., (the "Second Asher Note") in the amount of $47,500. During the second quarter of fiscal 2012, the $47,500 outstanding balance was pre-paid incurring a pre-payment penalty (interest expense) of $23,750. The company pre-paid the convertible promissory note as part of our overall strategy to minimize the issuance of shares.

On June 24, 2011, we issued a convertible promissory note payable to GEL Properties, LLC, (the "GEL Note") in the amount of $52,500. The Note is due June 24, 2012 and bears interest at a rate of 6% p.a. The Note is convertible into shares of our common stock at a conversion price equal to 65% of the average day's lowest closing bid out of the 5 trading days prior to conversion. The transaction was funded July 12, 2011. The issuance of the GEL Note amounted in a beneficial conversion feature of $28,269 on the issue date which has been recorded as a discount to the carrying value of the note. As of March 31, 2012, the remaining discount balance amounted to $6,565. By virtue of the variable conversion ratio, the conversion feature is a derivative under ASC 815-40, Derivatives and Hedging, and accordingly, the value of the conversion feature has been classified as a derivative liability on the accompanying balance sheet. As of March 31, 2012, $44,600 had been converted to common stock and $7,900 remained the outstanding balance.

On December 6, 2011 we issued a convertible promissory note payable to the Prolific Group, LLC, (the "Prolific Note") in the amount of $25,000. The Note is due December 6, 2012 and bears interest at 6% p.a. The Note is convertible into shares of our common stock at a conversion price equal to 65% of the average day's lowest closing bid out of the 5 trading days prior to conversion. The issuance of the Prolific Note amounted in a beneficial conversion feature of $4,673 on the issue date which has been recorded as a discount to the carrying value of the note. As of March 31, 2012, the remaining discount balance amounted to $3,192. By virtue of the variable conversion ratio, the conversion feature is a derivative under ASC 815-40, Derivatives and Hedging, and accordingly, the value of the conversion feature has been classified as a derivative liability on the accompanying balance sheet. As of March 31, 2012, the outstanding balance was $25,000.

On December 6, 2011 we issued a convertible promissory note payable to the Tripod Group, LLC, (the "Tripod Note") in the amount of $30,000. The Note is due December 6, 2012 and bears interest at 6% p.a. The Note is convertible into shares of our common stock at a conversion price equal to 65% of the average day's lowest closing bid out of the 5 trading days prior to conversion. The issuance of the Tripod Note amounted in a beneficial conversion feature of $5,608 on the issue date which has been recorded as a discount to the carrying value of the note. As of March 31, 2012, the remaining discount balance amounted to $3,830. By virtue of the variable conversion ratio, the conversion feature is a derivative under ASC 815-40, Derivatives and Hedging, and accordingly, the value of the conversion feature has been classified as a derivative liability on the accompanying balance sheet. As of March 31, 2012, the outstanding balance was $30,000.

On December 21, 2011 we issued a convertible promissory note payable to Asher Enterprises, Inc., (the "Asher Note") in the amount of $25,000. The Note is due September 21, 2012 and bears interest at 8% p.a. The Note is convertible into shares of our common stock at a conversion price equal to 60% of the average day's lowest trading price during the 10 trading days prior to conversion. The issuance of the Asher Note amounted in a beneficial conversion feature of $7,146 on the issue date which was recorded as a discount to the carrying value of the note. As of March 31, 2012, the remaining discount balance amounted to $4,522. By virtue of the variable conversion ratio, the conversion feature is a derivative under ASC 815-40, Derivatives and Hedging, and accordingly, the value of the conversion feature has been classified as a derivative liability on the accompanying balance sheet. As of March 31, 2012, the outstanding balance was $25,000.

On March 31, 2012, the outstanding balance of Convertible Notes Payable (net of discounts) as recorded on the balance sheet amounted to $69,791 consisting of outstanding principal of $87,900 less discount of $18,109. By virtue of the variable conversion ratios of these transactions, the conversion feature of the above notes is a derivative under ASC 815-40, Derivatives and Hedging. Accordingly, the value of the conversion feature has been classified as a derivative liability on the accompanying balance sheet. As of March 31, 2012, the aggregate value of the conversion features associated with the above notes amounted to $23,034.

Note 9 - Stockholders' Equity

Preferred Stock

The Company has 5,000,000 shares of Series A Preferred Stock authorized with no shares outstanding. The company converted 111,111 Series A Preferred Shares plus $18,019 in accrued dividends into 442,570 shares of common stock in March 2012.

The Company has authorized 5,000,000 shares of Preferred Stock as Series B Preferred Stock. The Board of Directors can establish the rights, preferences and privileges of the Series B Preferred Stock. There are no shares of Series B Preferred Stock outstanding.

Stock Options

A summary of the stock option activity for the nine months ended March 31, 2012 is presented below.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)
Outstanding at June 30, 2011	1,810,957	$0.55	5.23
Granted	11,750,000	0.03	9.88
Forfeited	-
Exercised	-
Expired	-
Outstanding at March 31, 2012	13,560,957	$0.07	9.23
Exercisable at March 31, 2012	8,060,957	$0.15	8.84

The following table summarizes information about outstanding stock options as of March 31, 2012.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price
$0.03	11,750,000	9.88	$0.03	6,250,000	$0.03
0.33	637,297	4.62	0.33	637,297	0.33
0.67	1,173,660	5.21	0.67	1,173,660	0.67
	13,560,957			8,060,957

Options are valued using the Black-Scholes option valuation model using the following inputs:

Expected life in years	0 to 10
Stock price volatility	147%
Risk free interest rate	0.86%
Expected dividends	0
Forfeiture rate	0%

Warrants

A summary of the warrant activity for the nine months ended March 31, 2012 is presented below.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)
Outstanding at June 30, 2011	13,145,618	$0.41	1.69
Granted	-	-
Exercised	-	-
Unexercised	1,333,333	0.42
Outstanding at March 31, 2012	11,812,285	$0.42	1.06

Vested and expected to vest
at March 31, 2012	11,812,285	$0.42	1.06

Exercisable at March 31, 2012	11,812,285	$0.42	1.06

The following table summarizes information about outstanding warrants as of March 31, 2012.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price
$0.20 - 0.37	1,939,374	1.62	$0.29	1,939,374	$0.29
0.42 - 0.58	9,872,911	1.30	0.45	9,872,911	0.45
	11,812,285			11,812,285

Note 10 - Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 270, Interim Financial Reporting, the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter based upon the mix and timing of actual earnings versus annual projections. The Company has estimated its annual effective tax rate to be zero. This is based on an expectation that the Company will generate net operating losses in the year ending June 30, 2012, and it is not more likely than not that those losses will be recovered using future taxable income. Therefore, no provision for income tax or tax liability has been recorded as of and for the period ended March 31, 2012.

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

Note 11 - Commitments and Contingencies

Lease Agreements

Total rent expense was $39,836, $38,633 and $287,007 for the nine months ended March 31, 2012 and 2011, and for the period from January 29, 2007 (date of inception) through March 31, 2012, respectively. The Company exercised its one-year option to extend the lease term to February 1, 2013. Monthly payments increased to approximately $4,509 beginning February 2012. The Company has a security deposit of $9,500 associated with this lease.

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with our President and former CEO, and current CTO, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and CTO have been assigned to the Company. In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of the CTO and President for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010. The Company's CTO and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through March 31, 2012. Therefore, no royalties have accrued or been paid.

On April 30, 2008 (as amended November 22, 2010), our wholly owned subsidiary entered into an employment agreement with Varvara Grichko who became a member of the Board of Directors in September 2010. Mrs. Grichko shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which Mrs. Grichko was the legally named inventor and 3% of actual gross royalties received by the Company from the patent in each subsequent year. As of March 31, 2012, no patents have been granted in which Mrs. Grichko is the legally named inventor.

Licensing Agreement

On November 1, 2010 we signed a Technology License, Marketing &Collaboration Agreement with N.V. Desmet Ballestra Group S.A. ("Desmet"). The agreement gives Desmet the exclusive worldwide license to market the CTI Nano Reactor® System in the field of vegetable oil processing. Under this Agreement, Desmet is responsible for marketing the CTI System to end users as well as the construction, installation and maintenance of the system. In consideration for services rendered, CTi agrees to pay Desmet a fee generated from revenue derived from licensing our systems and technology. This agreement supersedes a previous agreement dated January 15, 2010. Desmet is committed to installing a minimum number of systems by June 30, 2012 in order to maintain exclusivity.

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

Overview

Hydrodynamic Technology, Inc. was incorporated January 29, 2007 as a California corporation. It is a wholly owned subsidiary of Cavitation Technologies, Inc. (referred to herein, unless otherwise indicated, as "the Company," "CTi," "we," "us," and "our") a Nevada corporation originally incorporated under the name Bio Energy, Inc. We are a Development Stage Company focused on designing and engineering environmentally friendly NANO technology based reactors and systems that have potential commercial applications in industries such as vegetable oil refining, renewable fuels, water-oil emulsions, alcoholic beverage enhancement, algae oil extraction, and crude oil yield enhancement. We have developed, patented, and commercialized proprietary technology for processing soybean oil using our Nano Reactor® Device. The reactor is the critical component of the Nano Reactor® System which is designed to reduce operating costs and increase yields in the refining of vegetable oils. Together with our partner, Desmet Ballestra, we are focused on merchandising our Nano Reactor® Device to global refiners who process oils and fats to produce products for human consumption and other purposes.

Management's Plan

Our near term goal is to successfully merchandise Nano Reactor® Devices and Nano Reactor® Systems. We have no significant operating history and, from January 29, 2007, (inception), through March 31, 2012 we sold two systems and recognized cumulative revenue of $755,898 with cumulative losses of $18,024,928. We also have negative cash flow from operations and negative net equity.

Management's plan is to generate income from operations by selling our Nano Reactor® Devices globally through our strategic partner, the Desmet Ballestra Group. We will also attempt to raise additional debt and/or equity financing to fund current and future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.

Critical Accounting Policies

CTi's critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended June 30, 2011, and did not materially change for the nine months ended March 31, 2012.

Results of Operations for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011
	For the Three Months Ended
	March 31,
	2012	2011	$ Change	% Change
	(Unaudited)	(Unaudited)

Revenue	$51,818	$341,326	$(289,508)	-84.8%
Cost of sales	12,260	54,444	(42,184)	-77.5%
Gross profit	39,558	286,882	(247,324)	-86.2%
General and administrative expenses	502,820	898,946	(396,126)	-44.1%
Research and development expenses	64,735	282,134	(217,399)	-77.1%
Total operating expenses	567,555	1,181,080	(613,525)	-51.9%
Loss from operations	(527,997)	(894,198)	366,201	-41.0%
Interest expense	(25,337)	(30,645)	5,308	-17.3%
Loss before income taxes	(553,334)	(924,843)	371,509	-40.2%
Income tax expense	-	-	-	-
Net loss	$(553,334)	$(924,843)	371,509	-40.2%

Revenue

During the three months ended March 31, 2012, revenue of $51,818 was derived from the sale of a Nano Reactor® Device, rental income from a trial unit, and service fees associated with the Nano Reactor® System. During the three months ended March 31, 2011, we recorded revenue of $341,326 related to a Nano Reactor® System sold to a customer located in the United States.

Cost of Revenue

During the three months ended March 31, 2012, our Cost of Revenue amounted to $12,260 resulting from the revenue transactions described above. During the three months ended March 31, 2011, the Cost of Revenue amounted to $54,444 resulting from the transaction described above.

Operating Expenses

Operating expenses for the three months ended March 31, 2012 amounted to $567,555 compared with $1,181,080 for the three months ended March 31, 2011, a decrease of 51.9%. The decrease was attributable to a decline in General and Administrative expenses of $396,126, or 44.1%, along with a decrease in R&D of $217,399, or 77.1%. G&A expenses declined as consulting fees decreased significantly as we relied more on our partner, Desmet Ballestra, to provide the services that heretofore had been provided by consultants.

The major components of $502,820 G&A expenses in the third quarter of fiscal 2012 included $365,191 in compensation and $47,159 in professional fees largely for legal and accounting services compared with $107,203 in compensation and $113,268 in professional fees in the same period in fiscal 2011. This compensation was almost entirely non-cash consisting of accrued salaries as well as stock-based compensation. The primary component of the $898,946 G&A expenses in the third quarter of fiscal 2011 was $556,931 in consulting fees most of which was non-cash stock based compensation.

R&D expenses decreased $217,399 to $64,735 for the quarter as our partner, Desmet Ballestra, assumed more R&D functions and we continued to focus more on merchandising activities. R&D expenses consisted largely of compensation.

Interest Expense

Interest expense for the 3 months ended March 31, 2012 amounted $25,337, a decrease of $5,308 versus the same period in 2011. Most of these expenses were non-cash charges associated with convertible notes payable. Cash interest payments on our bank line of credit amounted to $7,196 and $9,720 for the third quarters of 2012 and 2011 respectively as the outstanding principal amount of the loan declined from $382,271 at December 31, 2011 to $370,271 at March 31, 2012.

Results of Operations for the Nine Months Ended March 31, 2012 Compared to the Nine Months Ended March 31, 2011
	For the Nine Months Ended
	March 31,
	2012	2011	$ Change	% Change
	(Unaudited)	(Unaudited)

Revenue	$165,972	$589,926	$(423,954)	-71.9%
Cost of sales	35,274	91,144	(55,870)	-61.3%
Gross profit	130,698	498,782	(368,084)	-73.8%
General and administrative expenses	1,203,887	2,723,393	(1,519,506)	-55.8%
Research and development expenses	126,940	628,204	(501,264)	-79.8%
Total operating expenses	1,330,827	3,351,597	(2,020,770)	-60.3%
Loss from operations	(1,200,129)	(2,852,815)	1,652,686	-57.9%
Interest expense	(155,138)	(52,882)	(102,256)	193.4%
Loss before income taxes	(1,355,267)	(2,905,697)	1,550,430	-53.4%
Income tax expense	-	-	-	-
Net loss	$(1,355,267)	$(2,905,697)	1,550,430	-53.4%

Revenue

During the nine months ended March 31, 2012, revenue consisted primarily of Nano Reactor® System sales of $142,143 to international and domestic clients as well as service fees of $23,828. This compares with $589,926 in revenue derived largely from the sale of two Nano Reactor® Systems to domestic clients in the same period in fiscal 2011.

Cost of Revenue

During the nine months ended March 31, 2012, our cost of revenue amounted to $35,274 compared with $91,144 in the same period in fiscal 2011.

Operating Expenses

Operating expenses for the nine months ended March 31, 2012 amounted to $1,330,827 versus $3,351,597 for the same period in fiscal 2011, a decrease of $2,020,770, or 60.3%. The decrease was attributable to a $1,519,506 reduction in G&A and a $501,264 drop in R&D expenses.

G&A decreased by $1,519,506 for the nine months ended March 31, 2012 versus 2011 largely because of a reduction in consulting fees of more than $800,000 and the elimination of non-recurring bonus payments of $789,075 in restricted shares to key employees for services provided. The major components of G&A during the nine months ended March 31, 2012 were compensation of $639,781 and professional services such as auditors, attorneys, and SEC related services of $248,488 versus $341,322 in compensation and $376,758 in professional service fees in fiscal 2011.

R&D expenses decreased $501,264 to $126,940 as we reduced payments to consultants while our partner, Desmet Ballestra, assumed more R&D functions. We also focused our attention more on merchandising activities. R&D expenses consisted largely of compensation.

Interest Expense

Interest expense for the 9 months ended March 31, 2012 amounted to $155,138, an increase of $102,256, or 193.4% versus the same period in 2011. Most of these expenses are non-cash charges associated with convertible notes payable. Cash interest payments on our bank line of credit amounted to $22,502 and $30,709 for the nine months ended March 31, of 2012 and 2011 respectively as the outstanding principal amount of the loan declined from $490,479 on March 31, 2011 to $370,271 at March 31, 2012. In addition, for the 9 months ending March 31, 2012, we incurred a cash interest expense of $23,750 associated with the pre-payment of a $47,500 convertible promissory note.

Liquidity and Capital Resources

CTi's primary sources of liquidity have been issuances of restricted common stock to service providers, sale of common stock for cash, issuances of convertible promissory notes, short-term loans and advances from a strategic partner. In Notes to Financial Statements, see Note 6 "Bank Loan", Note 7 "Short-Term Loans, Note 8 "Convertible Notes Payable," and Note 9, "Stockholder's Equity" for more information.

CTi's ability to continue to issue restricted common stock in exchange for services may be adversely affected by the performance of our stock price. Additionally, CTi's ability to issue long-term debt and obtain short-term loans may be negatively impacted by domestic economic conditions that create a tight credit environment, particularly for development stage companies. It is our intention to rely less on the issuance of stock as payment to service providers, and more on cash generated from operations by selling our technology globally through our strategic partner, Desmet Ballestra.

Common Stock

During the nine months ended March 31, 2012, we issued 600,000 shares of common stock for $35,000 compared with 3,004,211 shares of common stock for $572,741 in cash for the nine months ended March 31, 2011.

Share-based Compensation

During the nine months ended March 31, 2012 we issued 3,889,003 shares of restricted common stock valued at $135,459 as payment to service providers including compensation to our CEO. During the nine months ended March 31, 2011, we issued 6,680,393 shares of common stock valued at $943,856 as payments to service providers and also recognized $786,275 for the amortization of restricted stock issued for services. During the third quarter of 2012, we granted stock options to purchase 11,750,000 shares of restricted common stock and incurred an expense of $168,928.

Cash Flow

Net cash used in operating activities during the nine months ended March 31, 2012 declined to $208,649 from $574,829 for the same period in fiscal 2011. Cash of $208,649 was used largely to pay professional service providers and interest expense on the bank loan. During the nine months ended March 31, 2011, the net cash used in operating activities of $574,829 was used largely to pay salary and related expenses, R&D, interest expense and professional fees such as attorneys and accountants.

For the nine months end March 31, 2012, cash used in operating activities of $208,649 plus cash used in investing activities of $41,469 were funded largely by financing of $240,411 including $100,000 in advances from customers, $132,500 in funding from convertible notes payable, $157,000 in a short term loans from our CEO and Director of Operations, and $35,000 in the sale of common stock. In addition, these funds were used to repay $115,839 of principal on the bank loan and $47,500 in repayment of a convertible note payable. During the same period in fiscal 2011, cash used in operating activities of $574,829 and cash used in investing activities of $133,528 were funded largely by financing of $708,102 including $75,000 in short term loans, $103,712 in funding from convertible notes payable, and $572,741 in the sale of common stock.

Commitments

Lease Agreements

On December 30, 2009, we extended our existing lease agreement for approximately 5,000 square feet of office and warehouse space at 10019 Canoga Ave for a period of two years effective February 1, 2010. Monthly rent under the extended lease agreement is $4,375 per month. On February 1, 2012, we invoked the one-year option to make monthly payments of about $4,509 for each of the next 12 months.

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with our President and former CEO, and current CTO, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and CTO have been assigned to the Company. In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of the CTO and President for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010. The Company's CTO and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through March 31, 2012. Therefore, no royalties have accrued or been paid.

On April 30, 2008 (as amended November 22, 2010), our wholly owned subsidiary entered into an employment agreement with Varvara Grichko who became a member of the Board of Directors in September 2010. Mrs. Grichko shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which Mrs. Grichko was the legally named inventor and 3% of actual gross royalties received by the Company from the patent in each subsequent year. As of March 31, 2012, no patents have been granted in which Mrs. Grichko is the legally named inventor, and as a result, no royalties have accrued or been paid.

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

Changes in Internal Control over Financial Reporting

In accordance with the requirements of Rule 13a-15(d) of the Securities Exchange Act of 1934, there were no changes in internal control over financial reporting during the third quarter of fiscal 2012 that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following is a listing of unregistered security activity during the nine months ended March 31, 2012.

Issuance of Common Stock

On August 22, 2011, the Company issued 300,000 shares of common stock for a total consideration of $15,000 to Charles Collier, a non-affiliated accredited investor. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to Charles Collier. The Company issued restricted shares in connection with this issuance. No sales commissions or other remuneration was paid in connection with these issuances.

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

On January 5, 2012, we issued 9,000 shares of common stock with a recorded value of $347 to Shannon Stokes Fuller for services as Office Manager. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned service provider. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these issuances.

On January 5, 2012, we issued 131,792 shares of common stock with a recorded value of $5,084 to Frances Asefaw for accounting services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned service provider. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these issuances.

On February 7, 2012, we issued 50,000 shares of common stock with a recorded value of $1,157 to Kirk Wiggins for marketing and sales services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned service provider. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these issuances.

On February 7, 2012, we issued 37,500 shares of common stock with a recorded value of $868 to James Fuller for marketing and sales services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned service provider. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these issuances.

On February 16, 2012, we issued 2,000,000 shares of common stock with a recorded value of $46,290 to Todd Zelek, our CEO, services as CEO. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned service provider. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these issuances.

Conversion of Preferred Shares to Common Stock

On March 18, 2012, we issued 442,570 shares of common stock associated with the conversion of 111,111 shares of preferred stock plus accrued dividends with a recorded value of $18,019 to Barnhart Holdings, Ltd. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned service provider. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these issuances.

With the exception of Todd Zelek, Varvara Grichko, and Jim Fuller who are affiliates of the company, none of the aforementioned service providers are affiliates of the Company.

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

On January 25, 2012 we issued 230,769 shares of common stock to Gel Properties, LLC, as conversion of $4,500 of outstanding convertible notes payable. On January 26, 2012, we issued 179,487 shares of common stock to Gel Properties, LLC as conversion of $3,500 of outstanding convertible notes. On January 27, 2012, we issued 102,564 shares of common stock to Gel Properties, LLC as conversion of $2,000 of outstanding convertible notes. On January 30, 2012, we issued 76,923 shares of common stock to Gel Properties, LLC as conversion of $1,500 of outstanding convertible notes. On January 31, 2012, we issued 338,462 shares of common stock to Gel Properties, LLC as conversion of $6,000 of outstanding convertible notes. On February 1, 2012, we issued 153,846 shares of common stock to Gel Properties, LLC as conversion of $3,000 of outstanding convertible notes. On February 17, 2012, we issued 50,441 shares of common stock to Gel Properties, LLC as conversion of $1,000 of outstanding convertible notes. On February 21, 2012, we issued 249,750 shares of common stock to Gel Properties, LLC as conversion of $5,000 of outstanding convertible notes. On March 5, 2012, we issued 82,124 shares of common stock to Gel Properties, LLC as conversion of $1,500 of outstanding convertible notes. On March 9, 2012, we issued 122,587 shares of common stock to Gel Properties, LLC as conversion of $2,000 of outstanding convertible notes.

On March 12, 2012, we issued 183,880 shares of common stock to Gel Properties, LLC as conversion of $3,000 of outstanding convertible notes. On March 13, 2012, we issued 91,940 shares of common stock to Gel Properties, LLC as conversion of $1,500 of outstanding convertible notes. On March 16, 2012, we issued 61,538 shares of common stock to Gel Properties, LLC as conversion of $1,000 of outstanding convertible notes. On March 26, 2012, we issued 200,669 shares of common stock to Gel Properties, LLC as conversion of $3,000 of outstanding convertible notes. On March 27, 2012, we issued 66,890 shares of common stock to Gel Properties, LLC as conversion of $1,000 of outstanding convertible notes. On March 29, 2012, we issued 100,334 shares of common stock to Gel Properties, LLC as conversion of $1,500 of outstanding convertible notes. On March 30, 2012, we issued 196,399 shares of common stock to Gel Properties, LLC as conversion of $3,000 of outstanding convertible notes. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. These shares were not offered via general solicitation to the public but solely to the aforementioned service provider. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these issuances.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosures.

Not applicable.

Item 5 - Other Information

None

Item 6 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated by reference.

				Incorporated by Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form	Pd. Ending	Exhibit	Filing Date

3(i)(a)	Articles of Incorporation - original name of Bioenergy, Inc.		SB-2	N/A	3.1	October 19, 2006
3(i)(b)	Articles of Incorporation - Amended and Restated		10-Q	December 31, 2008	3-1	February 17, 2009
3(i)( c )	Articles of Incorporation - Amended and Restated		10-Q	June 30, 2009	3-1	May 14, 2009
3(i)(d)	Articles of Incorporation - Amended; increase in authorized shares		8K	N/A	N/A	October 29, 2009
3(i)(e)	Articles of Incorporation - Certificate of Amendment; forward split		10Q	September 30, 2009	3-1	November 16, 2009

10.1	Patent Assignment Agreement between the Company and Roman Gordon dated July 1, 2008.		8K	June 30, 2009	10.1	May 18, 2010
10.2	Patent Assignment Agreement between the Company and Igor Gorodnitsky dated July 1, 2008.		8K	June 30, 2009	10.2	May 18, 2010
10.3	Assignment of Patent Assignment Agreement between the Company and Roman Gordon		8K	June 30, 2009	10.3	May 18, 2010
10.4	Assignment of Patent Assignment Agreement between the Company and Igor Gorodnitsky		8K	June 30, 2009	10.4	May 18, 2010
10.5	Employment Agreement between the Company and Roman Gordon date March 17, 2008		10K/A	June 30, 2009	10.3	October 20, 2011
10.6	Employment Agreement between the Company and Igor Gorodnitsky dated March 17, 2008		10K/A	June 30, 2009	10.4	October 20, 2011
10.7	Employment Agreement with R.L. Hartshorn dated Sept. 22, 2009		10-Q	December 31, 2011	10.70	February 10, 2012
10.8	Employment and Confidentiality and Invention Assignment Agreement between the Company and Varvara Grichko dated April 30, 2008		10-Q	December 31, 2010	10.3	February 11, 2011

10.9	Board of Director Agreement - James Fuller		10-Q	December 31, 2011	10.12	October 20, 2011
10.10	Marketing and Collaboration Agreement w/ Desmet Ballestra Group - Nov. 1, 2010		8K	December 31, 2011	10.1	December 7, 2011
10.11	Marketing and Collaboration Agreement w/ Desmet Ballestra Group - Amend #1 - June 1, 2011		8K	December 31, 2011	10.2	December 7, 2011
10.12	Marketing and Collaboration Agreement w/ Desmet Ballestra Group - Amend #2 - Sept 1, 2011		8K	December 31, 2011	10.3	December 7, 2011
10.13	Convertible Note Payable - Prolific Group LLC - $25,000		10-Q	December 31, 2011	10.40	February 10, 2012
10.14	Convertible Note Payable - Tripod Group LLC - $30,000		10-Q	December 31, 2011	10.41	February 10, 2012
10.15	Share Issuance Agreement - December 6, 2011		10-Q	December 31, 2011	10.42	February 10, 2012

14.1	Code of Business Conduct and Ethics*		10-K	June 30, 2010	14.1	September 28, 2010

31.1	Certificat of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certificat of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted	X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted	X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document	X
101.SCH**	XBRL Taxonomy Extension Schema	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X

*	In accordance with Regulation S-K 406 of the Securities Act of 1934, we undertake to provide to any person
	without charge, upon request, a copy of our "Code of Business Conduct and Ethics". A copy may be requested
	by sending an email to info@cavitationtechnologies.com.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part
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

SIGNATURE	TITLE	DATE

/s/ Todd Zelek	Chief Executive Officer and Director	May 11, 2012
Todd Zelek	(Principal Executive Officer) Chairman of the Board

/s/ Igor Gorodnitsky	President	May 11, 2012
Igor Gorodnitsky

/s/ R.L. Hartshorn	Chief Financial Officer	May 11, 2012
R.L. Hartshorn	(Principal Financial Officer and Accounting Officer)