Form 10-K
period 2012-06-30
Cavitation Technologies, Inc.
filed 2012-10-15
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

Commission file number 0-29901

Cavitation Technologies, Inc.
(Exact name of Registrant as Specified in its Charter)

Nevada	20-4907818
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10019 CANOGA AVENUE, CHATSWORTH, CALIFORNIA    91311
(Address, including Zip Code, of Principal Executive Offices )

(818) 718-0905
(Registrant's Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, $0.001 par value	Over the Counter (Bulletin Board)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES    ☐        NO    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES    ☐        NO    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒        NO    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☒     NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES    ☐        NO    ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant by reference to the price at which the common equity was last sold, or of the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completely second fiscal quarter: $4,849,113 as of December 31, 2011 based on the closing price of $0.04 per share and 121,227,836 non-affiliate shares outstanding.

The registrant had 168,782,063 shares of common stock outstanding on September 24, 2012.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

CAVITATION TECHNOLOGIES, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2012
TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the exhibits attached hereto contain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We use words like "expects," "believes," "intends," "anticipates," "plans," "targets," "projects" or "estimates" in this annual report. When used, these words and other, similar words and phrases or statements that an event, action or result "will," "may," "could," or "should" result, occur, be taken or be achieved, identify "forward-looking" statements. Such forward-looking statements are subject to certain risks and uncertainties, both known and unknown, and assumptions.

Management has included projections and estimates in this annual report, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law. We qualify all the forward-looking statements contained in this annual report by the foregoing cautionary statements.

PART I

ITEM 1.  BUSINESS

Hydrodynamic Technology, Inc. was incorporated January 29, 2007 as a California corporation. It is a wholly owned subsidiary of Cavitation Technologies, Inc. (referred to herein, unless otherwise indicated, as the "Company," "CTi," "we," "us," and "our") a Nevada corporation originally incorporated under the name Bio Energy, Inc. The Company engineers and designs environmentally friendly Nano technology based systems that have potential applications in industrial liquid processing. CTi is a California-based development stage company that has designed, developed, and patented two proprietary Nano Reactors (Nano Reactor®). In addition, the company has filed a number of process patent applications incorporating these patented devices for processing fluids in vegetable oil refining, waste water treatment, algae oil extraction, and alcoholic beverage enhancement.

Our investment in research and development ("R&D") since inception on January 29, 2007 through June 30, 2012 is $5,440,396 in total and $152,002 and $664,994 for fiscal years 2012 and 2011 respectively. This investment has led to two device patents issued for the Company's Nano Reactor®. In addition, the Company has filed fluid process patents and has commercialized CTi Nano Neutralization® in the refining process of certain vegetable oils which has proven to reduce costs and increase yields for our customers

Vegetable Oil Refining

The Company's first commercial application for its technology is CTi Nano Neutralization®. Our environmentally friendly process has proven to reduce refining costs, increase oil yield, and limit the amount of chemical additives used in chemical refining vegetables oils. This patent pending process is designed to be incorporated into new and existing soybean, rapeseed, and canola oil chemical refineries. The global demand for vegetable oils has grown consistently at a rate of about 5.5% p.a. from 84.5 million metric tons in 1999 to 150.8 million metric tons in 2011.

The Company's first pilot test of our NANO Neutralization System was conducted 2010 at Carolina Soya, a 200 metric ton/day crude soy oil refining plant in Estill, South Carolina. Our second system which became operational in fiscal 2011 is a 450 metric tons per day (mtpd) plant that has been in continuous operation for more than 18 months. A third plant (50 tons per day has been operating in North Carolina since February 2012.

Desmet Ballestra Agreement

On May 14, 2012 we signed a global R and D, Marketing and Technology License Agreement with the n.v. Desmet Ballestra Group s.a. (Desmet), a Belgian company that is actively marketing the NANO Neutralization System ,the key component of which is the Company's reactor to soybean and other vegetable oil refiners. The Agreement provides Desmet (licensee) a limited, exclusive license and right to develop, design and supply Nano Reactor® systems which incorporate Nano Reactor® devices on a global basis but is limited to oils and fats and oleo chemical applications. CTi (licensor) remains owner of the current patents and patent applications but Desmet will be co-owner of any new process patent applications jointly developed. Desmet has agreed to provide, under certain conditions, limited monthly advance payments of $125,000 against future sales to CTi. Desmet shall be entitled to immediately terminate the present agreement in case the claims of current US Patent Application Number 12/484,981 are not granted as such or are cancelled. In addition, Desmet may terminate the agreement on August 1 of any particular year if they have not installed at least 6 Nano Reactor® devices in the previous 12 month period. CTi may terminate the Agreement for material default. This Agreement supersedes a previous agreement dated November 1, 2010, amended on June 1, 2011 and on September 2, 2011.

Desmet, together with its affiliates, is a global engineering and equipment supply firm engaged in the development, design and supply of process equipment for oils and fats processing facilities including vegetable oil refining, biofuel, oleo chemical, seed crushing, surfactant and detergent markets. Desmet supplies these markets with competitive services based on the latest globally sourced technologies. Since its founding in 1946, Desmet has built a global network that includes 1,300 employees, 17 global and 8 representative offices, and more than 5,700 lines in a variety of applications. Desmet operates a separate division for each of the above markets and the Desmet Oils & Fats division has supplied small and large plants to approximately 1,700 oil millers in 150 countries, covering over 6,000 process sections. We have developed a relationship with the North American arm of Desmet which operates in each of these markets and provides the Company with other potential opportunities such as palm oil refining.

The Company and Desmet have worked together to determine the appropriate sales approach and installation process. The Company's Nano Neutralization is designed to be used as an add-on process to an existing neutralization system within soybean and other vegetable oil refineries. Desmet is now focused on marketing CTi's Nano Neutralization® to vegetable oil refiners to help them increase profits through cost savings and improved oil yields. Desmet purchases Nano Reactor Systems from the Company and installs them at the refinery as part of an integrated neutralization system. Based on successful commercial implementations, Desmet guarantees minimum economic benefits to a facility that installs CTi Nano Neutralization®. We are therefore substantially dependent on Desmet to identify prospects, complete sales contracts, install the system and manage relationships with end-users. CTi focuses on developing additional Nano Reactor® applications and managing the intellectual property issues associated with new developments.

Desmet has relationships with major refiners globally A significant portion of global vegetable oil refineries include major refiners such as Archer Daniels Midland Company, Cargill, Inc. and Bunge Limited. Desmet has more than 40 sales representatives selling in North America, South America, Europe, and Asia.

Customers

We have an exclusive sales and marketing agreement with on our strategic partner, Desmet Ballestra, to market CTi Nano Neutralization®. and other applications to the vegetable oil refining industry. We sell our Nano Reactors and technology to Desmet and they are responsible for installing and servicing the systems.

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

Competition

Our competitors who sell equipment and engineering services for the vegetable oil refining business are a myriad of companies both large and small that provide equipment and technology to oil refiners. These include known companies that have longer operating histories, more experience, and stronger financial capabilities. Competitors include Westfalia, Alfa Laval, and Crown Iron Works as well as many firms that provide advice and services to small and regional firms. In addition, Arisdyne Systems, a designer of cavitation devices, is marketing a system using similar technology. The vegetable oil refining business is a highly competitive commodity market where the low-cost producer has the advantage. We intend to compete by offering solutions that help our clients remain or become a low-cost producer. Because the industry in which we compete has limited new technology introduced in the last 50 years, we believe the CTi Nano Neutralization® provides a unique opportunity for refiners to increase margins. We differentiate ourselves by the designs, processes, and applications described in our issued and patent pending applications. We compete by offering solutions that we believe can reduce operating expenses and increase yield vis-à-vis current technology.

Patents

Our Cavitation Generator patent was issued during fiscal 2011. In addition, we have a patent for our Multi-State Cavitation Device that was issued August 22, 2011.

We also have eight US and eight PCT/ international patent applications pending which apply to the design of the Company's reactor and the processes related thereto. The Company filed a number of process patent applications incorporating these patented devices for processing fluids in vegetable oil refining, waste water treatment, algae oil extraction, and alcoholic beverage enhancement. We received comments from the USPTO with regard to our Method for Cavitation-Assisted Refining, Degumming, and Dewaxing of Oil and Fat, and we responded. We also received a second round of comments and are responding to those as well. There is no assurance that our patents pending will be ultimately issued.

The Company believes its technology can be applied to other liquid processing industries where there is a need to solve environmental problems, reduce operating costs, and/or improve quality and yield. The Company's issued and allowed patents and pending patents support potential applications of the Company's proprietary technology in markets which include, but are not limited to, vegetable oils refining, renewable fuel production, alcoholic beverage enhancement, water purification, and algae oil extraction. In addition, we believe our proprietary technology may also be applied to fuel mixing and crude oil refining. During fiscal 2011, we received the "CE Marking" certification which allows us to market our systems in the European Union.

Our success will depend in part on our ability to obtain patents, maintain trade secrets, and operate without infringing on the proprietary rights of others both in the United States and other countries. There can be no assurances that patents issued to CTi will not be challenged, invalidated, or circumvented, or that the rights granted hereunder will provide proprietary protection or competitive advantage to CTi. We plan to continue to invest in R&D and file for new and improved patents.

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two individuals, our President as well as our former CEO/current CTO, where certain devices and methods involved in the hydrodynamic cavitation processes invented by these two individuals were assigned to the Company. In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of these two individuals for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010.  The Company's CTO and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2012.

On April 30, 2008 (as amended November 22, 2010), our wholly owned subsidiary entered into an employment agreement with the Director of Chemical and Analytical Department ("Inventor") who shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year.

Governmental Approval and Regulations and Environmental Compliance

Due to the nature of our products, we have incurred no costs with respect to environmental compliance with federal, state, and local laws. To our knowledge, our products do not require governmental approval, and we do not foresee that governmental regulations will have a material impact on our business.

New Partner

In August 2012 the Company entered into a Technology and Licensing Agreement with the GEA Group AG - Westfalia Separator Group GmbH, Oelde, Germany (GEA Westfalia). The companies have agreed to jointly develop and patent new process applications for CTi's Nano Reactor® ®. As part of the Agreement, GEA Westfalia will assemble a complete commercial system incorporating CTi technology in their facility. This will facilitate the testing of existing processes that have been developed by CTi and the joint development of new process applications. GEA Westfalia is a leading worldwide supplier of process equipment to industries including dairy and beverage.

Employees

On June 30, 2012 we had six total and full-time employees and had engaged approximately 5 consultants and independent contractors over the past year. Members of our staff and technical team are comprised of experienced professionals who are chemists, civil-, chemical-, and mechanical engineers with expertise in hydrodynamic cavitation, nano technology, water treatment, and biotechnology. These individuals hold Ph.Ds in Chemistry and Biology as well as degrees in Civil, Chemical, and Mechanical Engineering.

ITEM 1A.  RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters is located in Chatsworth, California. This approximate 5,000 square foot facility includes office space and an area to conduct research and development.  We extended our lease agreement for office space until February 1, 2013.  We do not anticipate any material difficulties with the renewal of our rental agreement when it expires or in securing replacement facilities on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceeding against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings known to us in which any of our directors, officers or affiliates is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Common Stock is traded on the Over the Counter Bulletin Board under the symbol CVAT. The following table sets forth the high and low price per share based on the closing price of our Common Stock for the periods indicated.

		HIGH	LOW

Fiscal 2012	First Quarter	$0.10	0.05
	Second Quarter	0.06	0.03
	Third Quarter	0.05	0.03
	Fourth Quarter	0.05	0.02

		HIGH	LOW

Fiscal 2011	First Quarter	$0.19	0.13
	Second Quarter	0.15	0.10
	Third Quarter	0.15	0.09
	Fourth Quarter	0.12	0.09

We became a public company through a share exchange that was effected in October 2008. The first day of public trading of our stock was November 11, 2008.  Since our fiscal year end was changed to June 30, public trading of our stock began in the second quarter of fiscal 2009.  As of September 20, 2011, there were approximately 1100 holders of record of our Common Stock.  This does not reflect the number of persons or entities who hold stock in nominee or "street" name through various brokerage firms.

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

Securities Authorized for Issuance under Equity Compensation Plans

None

Unregistered Sales of Equity Securities and Use of Proceeds

Since our previous disclosure in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 16, 2012, the following is our unregistered security activity.

Issuance of Common Stock for Conversion of Debt

On April 3, 2012, we issued 60,096 shares of common stock to Gel Properties, LLC, an accredited investor, as conversion of $1,000 of outstanding convertible notes. On April 17, 2012, we issued 60,332 shares of common stock to Gel Properties, LLC as conversion of $1,000 of outstanding convertible notes. On April 19, 2012, we issued 66,365 shares of common stock to Gel Properties, LLC as conversion of $1,100 of outstanding convertible notes. On April 23, 2012, we issued 267,559 shares of common stock to Gel Properties, LLC as conversion of $4,800 of outstanding convertible notes. On April 23, 2012, we issued 113,311 shares of common stock to Gel Properties, LLC as conversion of $2,033 of accrued interest. On June 6, 2012, a conversion request was submitted by the Prolific Group, LLC for $21,450 of outstanding convertible notes corresponding to 1,500,000 shares of common stock. These shares were subsequently returned to the Company in the first quarter of fiscal 2013, and the note of $25,000 was paid in full in two payments of $15,000 on July 12 and $10,000 on August 7 plus a pre-payment premium of $12,500. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended . These shares were not offered via general solicitation to the public.. No sales commissions or other remuneration was paid in connection with these issuances.

Issuance of Common Stock for Services

On June 3, 2011, we issued 200,000 shares of common stock with a recorded value of $4,629 to Tripod Group, LLC, an accredited investor, as a break-up fee for a financing arrangment. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public . The Company issued rule 144 shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with this issuance.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of should be read in conjunction with the Company's financial statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements.

Overview of Our Business

Hydrodynamic Technology, Inc. was incorporated January 29, 2007 as a California corporation. It is a wholly owned subsidiary of Cavitation Technologies, Inc., a Nevada corporation originally incorporated under the name Bio Energy, Inc. We design and engineer environmentally friendly technology based systems that are designed to serve large, growing, global markets such as vegetable oil refining, renewable fuels, water treatment, algae oil extraction, water-oil emulsions and crude oil yield enhancement.  Our systems are designed to process industrial liquids at a lower cost and higher yield than conventional technology. We are a process and product development firm that has developed, patented, and commercialized proprietary technology

CTi has developed, patented, and commercialized proprietary technology that can be used for processing of industrial fluids. CTi's patented Nano Reactor® is the critical components of the CTi Nano Neutralization® System which is commercially proven to reduce operating costs and increase yields in processing oils and fats. CTi has two issued patents relating to our Nano Reactor® systems and has filed several national and international patents to employ its proprietary technology in applications including, vegetable oil refining, waste water treatment, algae oil extraction, and alcoholic beverage enhancement.

During the year ended June 30, 2012, we recorded revenue of $187,216. Our cumulative loss since inception on January 29, 2007 is $18,597,791 including $11,666,060 in common stock issued for services. Cumulative net cash used in operating activities of $3,652,351 was funded largely with $4,229,699 in cash from financial activities including proceeds of $725,000 from the sale of preferred stock, $471,212 from the sale of convertible notes, $2,139,690 from the sale of common stock and $349,276 in a bank loan.

Management's Plan of Operation

As a Development Stage company, we present a Plan of Operation for the next twelve months. We are engaged in merchandising our Neutralization System which is designed to help refine vegetable oils such as soybean, canola, and rapeseed.  Our near term goal is to continue to merchandise our systems through our partner, Desmet Ballestra. We have not generated significant revenue and, from January 29, 2007, (inception), through June 30, 2012, generated a net loss of $18,597,791.  We also have negative cash flow from operations and negative net equity. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. The Company has not generated significant revenue and from January 29, 2007, (inception) through June 30, 2012 recorded cumulative revenue of $777,142 and a cumulative net loss of $18,597,791. To date, cumulative negative cash flow from operations of $3,652,351 was funded largely with $2.8 million in equity. Total Stockholder's Deficit at June 30, 2012 was $1,963,972.

Management's plan is to generate income from operations by licensing our technology globally through our strategic partner, the Desmet Ballestra Group. Desmet has agreed to provide us limited advance against sales payments. As of June 30 and August 30, 2012, cumulative advances received amounted to $125,000 and $375,000 respectively. These funds pay maturing debt plus a portion of operational expenses on a monthly basis. Desmet shall be entitled to immediately terminate the present agreement in case the claims of current US Patent Application Number 12/484,981 are not granted as such or are cancelled. In addition, Desmet may terminate the agreement on August 1 of any particular year if they have not installed at least 6 Nano Reactor® devices in the previous 12 month period. CTi may terminate the Agreement for material default. This Agreement supersedes a previous agreement dated November 1, 2010, amended on June 1, 2011 and on September 2, 2011. In addition to these advances, we anticipate that we will need additional funding, and we will attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations. For a more detailed discussion of our plan, please review to Part I, Item 1, Business.

The accompanying consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern. As a result of the aforementioned factors, our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2012, expressed substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies and Revenue Recognition

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

Note 3 to the financial statements includes a summary of significant accounting policies, estimates, and methods used in the preparation of CTi's financial statements. Accounting estimates are an integral part of the preparation of financial statements and are based on judgments by management using its knowledge and experience about the past and current events and assumptions regarding future events, all of which we consider to be reasonable. These judgments and estimates reflect the effects of matters that are inherently uncertain and that affect the carrying value of our assets and liabilities, the disclosure of contingent liabilities and reported amounts of expenses during the reporting period.

Revenue Recognition

Revenue from the sale of our Nano Reactor® Systems is recognized when persuasive evidence of an agreement exists; delivery has occurred, including transfer of title and risk of loss for product sales, or services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collectability is reasonably assured. The Company employs the Milestone Method of Revenue Recognition. Accounting Standard Codification 605-28-15 describes the Milestone Method as pertaining to R&D deliverables under which the Company satisfies its performance obligations over a period of time and which a portion or all of the consideration is contingent upon uncertain future events or circumstances. Revenue from the licensing of our Nano Reactor® System includes non-refundable license fees that are triggered upon achievement of a specific event. For agreements that provide for milestone payments, such as our agreement with Desmet Ballestra, we adopted ASC 605-28-25, Revenue Recognition, Milestone Method.

Recoverability of Intangible and Long-Lived Assets

Management believes that the accounting estimate related to the recoverability of its intangible and long-lived assets is a "critical accounting estimate" because significant changes in the assumptions used to develop the estimates could materially affect key financial measures, including net income and non-current assets.

Testing intangible and long-lived assets for impairment involves a high degree of judgment due to the assumptions that underlie the undiscounted cash flows analysis. In accordance with ASC 350-30, we evaluated long-lived assets for impairment whenever events or changes in circumstances indicate that the net book value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value based on market value when available or discounted expected cash flows of those assets and is recorded in the period in which the determination is made. Management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products under development will continue. Either of these could result in future impairment of long-lived assets.

Share-Based Compensation

We account for our share-based compensation in accordance ASC 718-20. Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as an expense over the requisite vesting period.

Determining the fair value of share-based awards at the measurement date requires judgment, including estimating the expected term that stock options and warrants will be outstanding prior to exercise, the associated volatility, and the expected dividends. CTi estimates the fair value of options granted using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period the options are expected to be outstanding and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of CTi's stock for a period approximating the expected life, and the risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues approximating the expected life. Judgment is also required in estimating the amount of share-based awards that will be forfeited prior to vesting. CTi believes that these assumptions are "critical accounting estimates" because significant changes in the assumptions used to develop the estimates could materially affect key financial measures including net income/(loss).

Income Taxes

Management believes that the accounting estimate related to income taxes is a "critical accounting estimate" because significant judgment is required in interpreting tax regulations in the US, evaluating CTi's uncertain tax positions, and assessing the likelihood of realizing certain tax benefits. Actual results could differ materially from those judgments, and changes in judgments could materially affect CTi's consolidated financial statements.

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

In the normal course of business, CTi may be audited by federal and state tax authorities. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on CTi's financial statements.

Results of Operations

As a Development Stage Enterprise, we have provided a Plan of Operation herein. Although there is no obligation for a Development Stage Company to provide a discussion of Results of Operations, below is an abbreviated summary comparing fiscal 2012 and fiscal 2011.

	For the Years Ended
	June 30,
	2012	2011	$ Change	% Change

Revenue	$187,216	$589,926	$(402,710)	-68.3%
Cost of revenue	40,564	91,144	(50,580)	-55.5%
Gross profit	146,652	498,782	(352,130)	-70.6%
General and administrative expenses	1,720,315	3,029,912	(1,309,597)	-43.2%
Research and development expenses	152,002	664,994	(512,992)	-77.1%
Total operating expenses	1,872,317	3,694,906	(1,822,589)	-49.3%
Loss from operations	(1,725,665)	(3,196,124)	1,470,459	-46.0%
Interest expense and other	(202,463)	(99,304)	(103,159)	103.9%
Net loss	$(1,928,128)	$(3,295,428)	1,367,300	-41.5%

Revenue

During fiscal 2012, revenue consisted primarily of partial payments of $161,951 on sales of Nano Reactor® System to four international clients as well as service fees of $23,828. During the year ended June 30, 2011, revenue of $589,926 was derived largely from the sale of two NANO Neutralization System s to domestic clients in the vegetable oil refining line of business.

Operating Expenses

Operating expenses for fiscal 2012 amounted to $1,872,317 versus $3,694,906 for fiscal 2011, a decrease of $1,822,589. The decrease was attributable to dramatic drops in G&A and R&D expenses. G&A declined by $1,309,597, or 43% as consulting fees and bonus payments declined by $1,687,140. R&D dropped $512,992 as we tended to rely more on our partner, Desmet Ballestra, for R&D. The major components of G&A during fiscal 2012 were $1,005,491 in compensation and associated taxes and $172,881 in professional services including audit and accounting. In fiscal 2011, compensation amounted to $341,322 and professional service fees were $376,758.

Interest Expense and Other

Interest expense and other consists of interest expense and change in value of derivatives. Interest expense for the year ended June 30, 2012 increased by $103,159 compared to 2011. The increase was attributable largely to $133,183 in non-cash expenses associated with convertible notes and derivative liabilities. Only $69,280 was paid in cash consisting of $32,382 in interest expense relating to the bank loan with most of the remaining balance paid in the form of premiums for the pre-payment of convertible promissory notes. Interest expense in fiscal 2011 consisted largely of $39,973 for the bank loan, $34,724 for the amortization of discounts on the issuance of convertible notes payable as well as $19,197 associated with the change in the value of derivatives.

During fiscal 2012, we issued convertible notes payable amounting to a gross face value of $132,500.  By virtue of the variable conversion ratios contained in the provisions of the agreements, the conversion features of the notes are a derivative under ASC 815-40, Derivatives and Hedging.  Accordingly, the value of the beneficial conversion feature has been classified as a derivative liability on the accompanying balance sheet.  On a quarterly basis, the value of the beneficial conversion feature is adjusted and reflected in derivative liability on the balance sheet. As of June 30, 2012, the aggregate value of the Derivative Liability associated with the above notes amounted to $6,271.  The initial aggregate Derivative Liability value upon the issuance dates amounted to $45,695.  The decrease of $39,424 is recorded in Interest Expense and Other for the year ended June 30, 2012.

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

Liquidity and Capital Resources

For fiscal 2012 gross financing of $543,771 less $136,834 in payments on the bank loan resulted in net financing of $406,937. Funding included short term loans of $214,521 which are expected to be invested in convertible promissory notes to be issued by the company. We also received $125,000 in advances against future sales from our partner, Desmet Ballestra. We sold $35,000 in common stock and received net proceeds of $85,000 from convertible notes. Net short term loans from affiliates increased by $84,250.

Our ability to continue to access these sources of financing can be impacted by many factors. See Note 7, "Convertible Notes Payable," Note 8 "Related Party Short-Term Loans," Note 9, "Short-Term Loans," and Note 10, "Stockholder's Equity" for more information.

Sources and Uses of Cash

During fiscal 2012, net use of cash in operating activities amounted to $230,895, a 62% reduction over fiscal 2011.

This cash was used largely to pay fixed operating costs, professional service providers such as auditors and accountants, and interest expense on the bank loans and convertible debt. Management salary was accrued.

Net cash used in investing activities during fiscal 2012 amounted to $53,574 including $22,552 for property, plant, and equipment and $31,022 for expenses related to patent filings and $123,366 in fiscal 2011 including $81,038 for property and equipment and $42,328 for patent filing costs.

Fiscal 2012 net cash provided by financing activities of $406,939 included short term loans of $214,521, advances against sales of $125,000, related party payables/loan of $84,250, sale of common stock of $35,000, and $85,000 in net proceeds from the issuance of convertible notes ($132,500 in new borrowings less repayment of $47,500). The Company repaid $136,834 on the bank loan.

Fiscal 2011 net cash provided by financing activities of $752,063 included proceeds from the sale of common stock of $572,741, convertible notes payable of $151,212, and short-term loans of $90,750. These proceeds were offset by $38,640 in payments on our bank loan as well as a repayment of $24,000 for short term loans.

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

We have audited the accompanying consolidated balance sheets of Cavitation Technologies, Inc. (a development stage company) as of June 30, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended June 30, 2012 and 2011, and the period from January 29, 2007 (inception date) through June 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cavitation Technologies, Inc. as of June 30, 2012 and 2011, and the results of its operations and its cash flows for the years ended June 30, 2012 and 2011 and the period from January 29, 2007 (inception date) through June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses in developing its business and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rose, Snyder & Jacobs

Rose, Snyder & Jacobs, LLP

Encino, California
October 9, 2012

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	June 30,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$137,249	$14,779
Inventory	141,057	92,475
Prepaid expenses and other current assets	-	3,337
Related party advances	23,853	-
Total current assets	302,159	110,591

Property and equipment, net	135,615	159,344
Patents, net	123,158	118,153
Other assets	9,500	9,500
Total assets	$570,432	$397,588

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$187,095	$143,949
Accrued expenses	126,767	54,745
Accrued payroll	992,806	149,316
Advances from customers	136,533	36,533
Deferred revenue	147,444	16,951
Convertible notes payable, net of discounts	29,083	52,852
Derivative liability	6,271	121,679
Related party payable	59,608	15,750
Short-term loan	274,521	60,000
Bank loan	349,276	486,110
Short-term loan, related parties	100,000	-
Advances from partner	125,000	-
Total current liabilities	2,534,404	1,137,885

Commitments and contingencies, Note 11

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 and 111,111 shares issued and outstanding as of June 30, 2012 and June 30, 2011, respectively.	-	111
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 163,969,569 shares and 153,799,715 shares are issued and outstanding as of June 30, 2012 and June 30, 2011, respectively	165,971	153,800
Additional paid-in capital	16,650,959	15,954,280
Deficit accumulated during the development stage	(18,780,902)	(16,848,488)
Total stockholders' deficit	(1,963,972)	(740,297)
Total liabilities and stockholders' deficit	$570,432	$397,588

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations

			January 29, 2007,
			Inception,
	For the Years Ended		Through
	June 30,		June 30,
	2012	2011	2012
Revenue	$187,216	$589,926	$777,142
Cost of revenue	40,564	91,144	131,708
Gross profit	146,652	498,782	645,434
General and administrative expenses	1,720,315	3,029,912	13,012,597
Research and development expenses	152,002	664,994	5,440,396
Total operating expenses	1,872,317	3,694,906	18,452,993
Loss from operations	(1,725,665)	(3,196,124)	(17,807,559)
Interest expense and other	(202,463)	(99,304)	(790,232)
Net loss before income taxes	(1,928,128)	(3,295,428)	(18,597,791)
Income tax expense	-	-	-
Net loss	(1,928,128)	(3,295,428)	(18,597,791)
Deemed dividends to preferred stockholders	(4,286)	(6,000)	(183,111)
Net loss available to common stockholders	$(1,932,414)	$(3,301,428)	$(18,780,902)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.01)	$(0.02)

Weighted average shares outstanding:
Basic and Diluted	159,195,686	139,150,615

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

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Deficit (Continued)

						Deficit
						Accumulated
						During the
	Series A Preferred		Common Stock		Additional Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at June 30, 2011	111,111	$111	153,799,715	$153,800	$15,954,280	$(16,848,488)	$(740,297)

Common stock issued as payment for services on July 13, 2011			379,449	380	25,968		26,348
Common stock issued as payment for services on August 19, 2011			198,879	199	10,541		10,740
Common stock issued as payment for services on August 22, 2011			230,000	230	12,191		12,421
Common stock issued as payment for services on September 29, 2011			366,924	367	13,787		14,154
Common stock issued for conversion of note payable on August 16, 2011			287,356	287	20,786		21,073
Common stock issued for conversion of note payable on August 17, 2011			391,850	392	25,949		26,341
Common stock issued for conversion of note payable on August 19, 2011			391,850	392	25,949		26,341
Common stock issued for conversion of note payable on August 22, 2011			288,401	288	17,216		17,504
Common stock issued for conversion of note payable on September 13, 2011			30,769	31	1,508		1,539
Common stock issued for conversion of note payable on September 15, 2011			46,154	46	2,262		2,308
Common stock issued for conversion of note payable on September 16 2011			76,923	77	4,538		4,615
Common stock sold for cash on August 22, 2011			600,000	600	34,400		35,000
Common stock issued for conversion of note payable on October 4, 2011			130,474	130	4,818		4,948
Common stock issued for conversion of note payable on October 5, 2011			178,891	179	6,943		7,122
Common stock issued for conversion of note payable on October 6, 2011			429,338	429	16,663		17,092
Common stock issued for conversion of note payable on October 10, 2011			35,778	36	1,388		1,424
Common stock issued for conversion of note payable on October 11, 2011			194,231	194	6,929		7,123
Common stock issued as payment for services on October 25, 2011			44,000	44	1,653		1,697
Common stock issued as payment for services on November 1, 2011			353,959	354	13,300		13,654
Common stock issued as payment for services on November 22, 2011			87,500	88	2,612		2,700
To record prepayment of convertible promissory note December 6, 2011					24,591		24,591
Common stock issued for conversion of note payable on January 25, 2012			230,769	231	6,692		6,923
Common stock issued for conversion of note payable on January 26, 2012			179,487	179	5,205		5,384
Common stock issued for conversion of note payable on January 27, 2012			102,564	103	4,000		4,103
Common stock issued for conversion of note payable on January 30, 2012			76,923	77	3,000		3,077
Common stock issued for conversion of note payable on January 31, 2012			338,462	338	13,200		13,538
Common stock issued for conversion of note payable on February 1, 2012			153,846	154	6,000		6,154
Common stock issued for conversion of note payable on February 17, 2012			50,441	50	2,063		2,113
Common stock issued for conversion of note payable on February 21, 2012			249,750	250	9,740		9,990
Common stock issued for conversion of note payable on March 5, 2012			82,124	82	2,382		2,464
Common stock issued for conversion of note payable on March 9, 2012			122,587	123	3,555		3,678
Common stock issued for conversion of note payable on March 12, 2012			183,880	184	5,333		5,517
Common stock issued for conversion of note payable on March 13, 2012			91,940	92	2,666		2,758
Common stock issued for conversion of note payable on March 16, 2012			61,538	62	1,785		1,847
Common stock issued for conversion of note payable on March 26, 2012			200,669	201	5,819		6,020
Common stock issued for conversion of note payable on March 27, 2012			66,890	67	1,940		2,007
Common stock issued for conversion of note payable on March 29, 2012			100,334	100	2,910		3,010
Common stock issued for conversion of note payable on March 30, 2012			196,399	196	5,696		5,892
Issuance of stock options as payment for services on February 16, 2012					168,928		168,928
Common stock issued as payment for services on January 5, 2012			140,792	141	5,290		5,431
Common stock issued as payment for services on February 7, 2012			87,500	88	1,937		2,025
Common stock issued as payment for services on February 16, 2012			2,000,000	2,000	44,290		46,290
Conversion of Convertible Preferred Shares to Common Shares on March 18, 2012	(111,111)	(111)	442,570	443	17,687		18,019
Common stock issued for conversion of note payable on April 3, 2012			60,096	60	1,743		1,803
Common stock issued for conversion of note payable on April 17, 2012			60,332	60	1,750		1,810
Common stock issued for conversion of note payable on April 19, 2012			66,365	66	1,925		1,991
Common stock issued for conversion of note payable on April 23, 2012			267,559	268	7,758		8,026
Common stock issued for conversion of note payable on April 23, 2012			113,311	113	3,286		3,399
Common stock issued for conversion of note payable on June 1, 2012			-	-	5,136		5,136
Issuance of stock options as payment for services on March 31, 2012			-	-	16,570		16,570
Issuance of stock options as payment for services on March 31, 2012			-	-	570		570
Issuance of stock options as payment for services on June 30, 2012			-	-	34,271		34,271
Issuance of stock options as payment for services on June 30, 2012			-	-	1,172		1,172
Common stock issued as payment for services on June 3, 2012			200,000	200	4,429		4,629
Common stock issued for conversion of note payable on June 6, 2012			1,500,000	1,500	23,960		25,460
Dividends on Preferred Stock						(4,286)	(4,286)
Net Loss						(1,928,128)	(1,928,128)
Balance at June 30, 2012	-	$-	165,969,569	$165,971	$16,650,959	$(18,780,902)	$(1,963,972)

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			January 29, 2007,
			inception thru
	Years Ended June 30,		June 30,
	2012	2011	2012

Operating activities:
Net loss	$(1,928,128)	$(3,295,428)	$(18,597,791)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	50,540	21,123	101,250
Warrants issued in connection with convertible notes payable	-	-	49,245
Beneficial conversion feature on convertible notes payable	108,987	34,724	430,449
Common stock issued for services	135,459	2,570,457	11,666,060
Stock option compensation	221,511	-	529,023
Warrants issued for services	-	46,735	337,359
Change in value of derivatives	(19,007)	19,197	190
Equipment write-down	-	5,399	5,399
Patent write-down	21,758	13,500	35,259

Effect of changes in:
Inventory	(48,581)	(53,056)	(101,637)
Prepaid expenses and other current assets	(20,516)	(179)	(20,516)
Bank overdraft	-	(2,747)	(9,500)
Accounts payable and accrued expenses	129,242	(42,900)	326,634
Accrued payroll	843,490	66,264	1,252,456
Advances - Related Party Payables	43,858	19,271	59,792
Advances from customers	100,000	-	136,533
Deferred revenue	130,494	(16,548)	147,444
Net cash used in operating activities	(230,893)	(614,188)	(3,652,351)

Investing activities:
Purchase of property and equipment	(22,552)	(81,038)	(121,744)
Payments for systems	-	-	(152,721)
Payments for patents	(31,022)	(42,328)	(165,634)
Net cash used in investing activities	(53,574)	(123,366)	(440,099)

Financing activities:
Proceeds from (payments on) bank loan borrowings	(136,834)	(38,640)	349,276
Proceeds from sales of preferred stock	-	-	725,000
Proceeds from convertible notes payable	85,000	151,212	471,212
Payments on convertible notes payable	-	-	(55,000)
Proceeds from sale of common stock	35,000	572,741	2,139,690
Proceeds from related party short-term loans	84,250	15,750	100,000
Proceeds from short-term loans	214,521	75,000	398,521
Payments on short-term loans	-	(24,000)	(24,000)
Advances against sales	125,000	-	125,000
Net cash provided by financing activities	406,937	752,063	4,229,699

Net increase (decrease) in cash	122,470	14,509	137,249
Cash, beginning of period	14,779	270	-
Cash, end of period	$137,249	$14,779	$137,249

Supplemental disclosures of cash flow information:
Cash paid for interest	$69,280	$42,610	$262,872
Cash paid for income taxes	$1,600	$1,600	$8,328
Supplemental disclosure of non-cash investing and financing activities:
Warrants issued in connection with preferred stock	$-	$-	$155,714
Beneficial conversion feature on preferred stock	$-	$-	$11,111
Conversion of preferred to common shares in reverse merger	$-	$-	$625,000
Proceeds from sales of preferred shares used to purchase shares of Bio	$-	$-	$400,000
Conversion of note payable to common stock	$-	$-	$278,922
Conversion of related party short-term loan to common stock	$-	$100,000	$100,000
Accrued dividends issued to preferred stockholders	$-	$6,000	$13,733
Conversion of convertible notes payable and accrued interest to common stock	$152,127	$30,843	$373,773

See accompanying notes, which are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization

Hydrodynamic Technology, Inc. was incorporated January 29, 2007 as a California corporation. It is a wholly owned subsidiary of Cavitation Technologies, Inc. (referred to herein, unless otherwise indicated, as "the Company," "CTi," "we," "us," and "our") a Nevada corporation originally incorporated under the name Bio Energy, Inc. CTi has developed, patented, and commercialized proprietary technology that may be used in liquid processing applications. CTi's patented Nano Reactor® is the critical component of CTi Nano Neutralization® System which is commercially proven to reduce operating costs and increase yields in refining vegetable oils. CTi has two patented systems and has filed several national and international patents to employ its proprietary technology in applications including, vegetable oil refining, waste water treatment, algae oil extraction, and alcoholic beverage enhancement.

Note 2 - Basis of Presentation and Going Concern

Management's Plan Regarding Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  The Company has not generated significant revenue and, from January 29, 2007, (inception), through June 30, 2012, generated a net loss of $18,597,791. The Company also has negative cash flow from operations and negative net equity.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Management's plan is to generate income from operations by licensing our technology globally through our strategic partner, the Desmet Ballestra Group. Desmet has agreed to provide us limited monthly advances against future sales. As of June 30 and August 30, 2012, advances received amounted to $125,000 and $375,000 respectively. Minimum monthly advances from Desmet amount to $125,000. In addition, in the first quarter of fiscal 2013, the Company signed an agreement with the GEA Westfalia Separator Group. The purpose of the agreement is to jointly develop and patent new process applications for CTi's technology.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") as promulgated in the United States of America ("U.S.").

Note 3 - Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cavitation Technologies, Inc. and its wholly owned subsidiary Hydrodynamic Technology, Inc. All significant inter-company transactions and balances have been eliminated through consolidation.

Fair Value Measurement

FASB Accounting Standards Codification ("ASC") 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2012 and 2011, the carrying value of certain accounts such as inventory, accounts payable, accrued expenses, accrued payroll and short-term loans approximate fair value due to the short-term nature of such instruments.

The following table presents information about the Company's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of June 30, 2012 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

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
	Fair Value	Fair Value Measurements at June 30, 2012
	as of	Using Fair Value Heirarchy
Financial Instruments	June 30, 2012	Level 1	Level 2	Level 3

Liabilities:
Derivative liability	6,271	-	-	6,271
Total	$6,271	$-	$-	$6,271

The following tables provide a reconciliation of the beginning and ending balances of our financial liabilities classified as Level 3:

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Derivative Liability

Balance at June 30, 2011	$121,679
Total (gains) losses included in interest expense and other	(19,007)
Creation - convertible note issuances	45,696
Settlements - note conversions	(142,097)
Balance at June 30, 2012	$6,271

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

Revenue Recognition

Revenue from the sale of our Nano Reactor® Systems is recognized when persuasive evidence of an agreement exists; delivery has occurred, including transfer of title and risk of loss for product sales, or services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collectability is reasonably assured. The Company employs the Milestone Method of Revenue Recognition. Accounting Standard Codification 605-28-15 describes the Milestone Method as pertaining to R&D deliverables under which the Company satisfies its performance obligations over a period of time and which a portion or all of the consideration is contingent upon uncertain future events or circumstances. For agreements that provide for milestone payments such as our agreement with Desmet Ballestra, we adopted ASC 605-28-25, "Revenue Recognition Milestone Method." The Company used this method of accounting to record revenue associated with the Desmet transactions.

Deferred Revenue and Advances from Customers

As of June 30, 2012, the Company had received total deposits of $147,444 relating to license fees associated with two of the Company's NANO Neutralization Systems. Once the systems show that they meet performance specifications and have been acknowledged by the client, then the revenue will be recognized. Until then, this amount has been reflected in Deferred Revenue on the accompanying consolidated balance sheet as of June 30, 2012.

In addition, we received an advance of $100,000 from a client for a license fee. Once the system has been installed, meets performance specifications, and is accepted by the client, we will recognize revenue.

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost which approximates market value.  The Company maintains cash and cash equivalents in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has never experienced losses in such accounts and believes it is not exposed to significant credit risk on cash and cash equivalents.

Inventory

Inventory, net of an allowance for excess quantities and obsolescence, is stated at the lower of cost or market. Cost is determined on a specific item basis. Inventory is composed of finished goods and represents costs incurred to manufacture our Nano Reactor® systems

Property and Equipment

Property and equipment is presented at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Betterments, renewals, and extraordinary repairs that extend the life of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to retired assets are removed from the Company's accounts, and the gain or loss on dispositions, if any, is recognized in the consolidated statements of operations.

Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives.

Leasehold improvements	Shorter of life of asset or lease
Furniture	5-7 Years
Office equipment	5-7 Years
Lab equipment	4-7 Years
Skid systems (demo units)	4 Years

Patents

Capitalized patent costs represent legal fees associated with procuring and filing patent applications. The Company accounts for patents in accordance with ASC 350-30, General Intangibles Other Than Goodwill. As of June 30, 2012, the Company had incurred $129,334 in gross patent costs which are capitalized in the accompanying consolidated balance sheet. The Company had one patent issued during fiscal 2012 and one issued in fiscal 2011 both of which are being amortized over an estimated useful life of 4 years. We believe that four years is a reasonable estimate based upon our estimate of time until the next generation of reactors is developed or until other forms of competition appear. The patents have a duration of twenty years from filing date. For the years ended June 30, 2012 and June 30, 2011 amortization amounted to $4,258 and $1,918 respectively. At June 30, 2012, future estimated patent amortization costs are:

2013	$7,964
2014	11,760
2015	15,936
2016	20,530
2017	25,583
Thereafter	41,385
Total	$123,158

Impairment of Intangible and Long-Lived Assets

In accordance with ASC 350-30 (General Intangibles Other than Goodwill), the Company evaluates amortizable intangibles and long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company's management believes there is no impairment of its intangibles and long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products under development will continue. Either of these could result in future impairment of intangibles and long-lived assets.

Share-Based Compensation

The Company accounts for its share-based compensation in accordance ASC 718-20, Share-Based Payment.  Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite vesting period.  During fiscal 2012, 11,750,000 stock options were granted and valued at $320,488 with $221,511 recognized in fiscal 2012 and included in the Statement of Operations. Remaining expenses will be recognized over the vesting periods in accordance with the assumptions cited below. There were no stock options granted during fiscal 2011. The table below represents the assumptions for valuing the warrants granted in fiscal 2011 and stock options granted in fiscal 2012.

	Year Ended June 30,
	2012	2011
Expected life in years	5-6.5	3.0
Stock price volatility	147.0%	132.1%
Risk free interest rate	0.86%	0.72%
Expected dividends	None	None
Forfeiture rate	0%	0%

The assumptions used in the Black Scholes models referred to above are based upon the following data: (1) The contractual life of the underlying non-employee warrants is the expected life; The expected life of the option is estimated by considering the contractual term of the option, the vesting period of the option, the employees' expected exercise behavior and the post-vesting employee turnover rate. (2) The expected stock price volatility of the underlying shares over the expected term of the option or warrant is based upon historical share price data of the Company. (3) The risk free interest rate is based on published U.S. Treasury Department interest rates for the expected terms of the underlying options. (4) Expected dividends are based on historical dividend data and expected future dividend activity. (5) The expected forfeiture rate is based on historical forfeiture activity and assumptions regarding future forfeitures based on the composition of current grantees.

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

Advertising costs

Advertising costs (including marketing expense) incurred in the normal course of operations are expensed as incurred. Advertising expenses amounted to $34,114, $97,135, and $270,552 for the years ended June 30, 2012, and June 30, 2011 and for the period from January 29, 2007 (date of inception) through June 30, 2012, respectively.

Research and Development Costs

Research and development expenses relate primarily to the development, design, testing of preproduction prototypes and models, compensation, and consulting fees, and are expensed as incurred.

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB change periodically.  Changes in such standards may have an impact on the Company's future financial position. The following are a summary of recent relevant accounting developments.

In November 2011, the Financial Accounting Standard Board ("FASB") issued ASU 2011-11, "Balance Sheet (topic 210): Disclosures about Offsetting Assets and Liabilities". ASU 2011-11 stipulates that entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 enhances disclosure required by US GAAP by requiring improved information about financial instruments and derivative instruments. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

The Company does not expect the adoption of ASU 2011-14 to have a material effect on its operating results or financial position.

In May 2011, the Financial Accounting Standard Board ("FASB") issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011- 04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards ("IFRS"), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for Cavitation beginning after December 15, 2011. Cavitation does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

Dependence on Desmet

Our revenue is almost entirely dependent on Desmet Ballestra who is our exclusive distribution agent with regard to the CTi Nano Neutralization® System. During fiscal 2012, 77% of revenue derived from Desmet sales efforts.

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

As of June 30, 2012, the Company had 13,560,957 stock options and 11,222,287 warrants outstanding to purchase common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive.  The Company also had $33,550 of outstanding convertible notes payable, before discounts, which are convertible into approximately 1,720,513 shares of common stock as of June 30, 2012.  These items were also not included in the calculation of diluted net loss per common share because their effect would be anti-dilutive.

Note 5 - Property and Equipment

Property and equipment consisted of the following as of June 30, 2012 and June 30, 2011:

	June 30,	June 30,
	2012	2011

Leasehold improvement	$2,475	$2,475
Furniture	26,837	26,837
Office equipment	1,499	1,500
Lab equipment	68,380	68,380
Skid systems	135,027	112,474
	234,218	211,666
Less: accumulated depreciation and amortization	(98,603)	(52,322)

Propert and equipment, net	$135,615	$159,344

Depreciation expense for the years ended June 30, 2012 and 2011 and for the period from January 29, 2007 (inception) through June 30, 2012, amounted to $46,282, $18,164, and $94,033 respectively.

Note 6 - Bank Loan

On August 1, 2010 the Company renewed its loan with National Bank of California until November 1, 2010.  The amount outstanding was $520,516.  The terms and conditions remained the same with monthly payments of $7,396 and an interest rate of prime plus 2.75%.  On November 1, 2010, the loan was extended until November 1, 2011 with 11 regular monthly payment of $6,000 and a final payment of $474,171.  The interest rate floor was increased from 7.0% to 7.5%. On November 1, 2011, the maturity of the variable rate loan was extended to February 1, 2013. Monthly payments include 14 principal payments of $6,000 plus interest. In addition, CTi is to make a quarterly principal payment of $50,000. The remaining principal and accrued interest of approximately $110,000 is due February 1, 2013. As of June 30, 2012, the outstanding balance on the loan was $349,276. The Company provided the National Bank of California a security interest in the assets of the Company as collateral for the loan. In addition, the personal assets of our two founders were pledged as collateral.

Note 7 - Convertible Notes

On February 1, 2011, the Company issued convertible promissory notes to the Tripod Group, LLC, (the "Tripod Notes") for an aggregate total amount of $61,212. The Tripod Notes bore interest at a rate of 6% per annum and have a maturity date of February 1, 2012.  The holder of the notes could elect to convert the outstanding principal and accrued interest into shares of the Company's common stock at a conversion price equal to 65% of the lowest closing bid price of any of the four trading days prior to the conversion.  CTi has the option to pre-pay the note prior to conversion at a premium of 150% of the principal amount. The issuance of the Tripod Notes amounted in a beneficial conversion feature of $32,960 on the issue date, which was recorded as a discount to the carrying value of the notes.  From February through October 2011, Tripod converted the entire $61,212 into 1,635,897 shares of common stock.

On February 8, 2011, the Company issued a convertible promissory note payable to Asher Enterprises, Inc., (the "Asher Note"), in the amount of $42,500.  The Asher Note bears interest at a rate of 8% per annum and was to mature on November 10, 2011.  The holder of the note could elect to convert principal and accrued interest into shares of common stock at any time at a conversion price equal to 58% of the average lowest closing bid prices of the Company's common stock for 3 of any 10 trading days prior to conversion. CTi has the option to pre-pay the note prior to conversion at a premium ranging from 130% to 150% of the principal amount. The issuance of the Asher Note amounted in a beneficial conversion feature of $28,412 on the issue date, which was recorded as a discount to the carrying value of the note.  During fiscal 2012, the entire $42,500 was converted into 1,359,457 shares of common stock at a value of $91,258, and the $47,059 beneficial conversion feature was allocated to additional paid in capital.

On June 6, 2011, the Company issued a convertible promissory note payable to Asher Enterprises, Inc., (the "Second Asher Note"), in the amount of $47,500.  The Second Asher Note bore interest at a rate of 8% per annum and matures on March 8, 2012.  The holder of the note could elect to convert principal and accrued interest into shares of common stock at any time at a conversion price equal to 61% of the average lowest closing bid prices of the Company's common stock for 3 of any 10 trading days prior to conversion. CTi has the option to pre-pay the note prior to conversion at a premium ranging from 130% to 150% of the principal amount. The issuance of the Second Asher Note amounted in a beneficial conversion feature of $41,109 on the issue date, which was recorded as a discount to the carrying value of the note.  During the year ended June 30, 2012, the $47,500 outstanding balance was pre-paid incurring a pre-payment penalty (interest expense) of $23,750. The company pre- paid the convertible promissory note as part of our overall strategy to minimize the issuance of shares.

On June 24, 2011, we issued a convertible promissory note payable to GEL Properties, LLC, (the "GEL Note") in the amount of $52,500. The Note is due June 24, 2012 and bore interest at a rate of 6% p.a. The GEL Note was convertible into shares of our common stock at a conversion price equal to 65% of the average day's lowest closing bid out of the 5 trading days prior to conversion. The transaction was funded July 12, 2011. CTi has the option to pre-pay the note prior to conversion at a premium of 150% of the principal amount. The issuance of the GEL Note amounted in a beneficial conversion feature of $28,269 on the issue date which was recorded as a discount to the carrying value of the note. By virtue of the variable conversion ratio, the conversion feature is a derivative under ASC 815-40, Derivatives and Hedging, and accordingly, the value of the conversion feature was classified as a derivative liability on the accompanying balance sheet. During the year ended June 30, 2012, the entire $52,500 in principal plus $2,033 in accrued interest was converted into 3,056,266 shares of common stock at a value of $98,105, and the $45,605 beneficial conversion feature was allocated to additional paid in capital.

On December 6, 2011 we issued a convertible promissory note payable to the Prolific Group, LLC, (the "Prolific Note") in the amount of $25,000. The Note is due December 6, 2012 and bears interest at 6% p.a. The Prolific Note is convertible into shares of our common stock at a conversion price equal to 65% of the average day's lowest closing bid out of the 5 trading days prior to conversion. CTi has the option to pre-pay the note prior to conversion at a premium of 150% of the principal amount. The issuance of the Prolific Note amounted in a beneficial conversion feature of $4,673 on the issue date which has been recorded as a discount to the carrying value of the note. During fiscal 2012, $21,450 was converted to 1,500,000 shares. As of June 30, 2012, the outstanding balance was $3,550 and remaining discount balance amounted to $2,030. By virtue of the variable conversion ratio, the conversion feature is a derivative under ASC 815-40, Derivatives and Hedging, and accordingly, the value of the conversion feature has been classified as a derivative liability on the accompanying balance sheet.

On December 6, 2011 we issued a convertible promissory note payable to the Tripod Group, LLC, (the "Second Tripod Note") in the amount of $30,000. The Note is due December 6, 2012 and bears interest at 6% p.a. The Second Tripod Note is convertible into shares of our common stock at a conversion price equal to 65% of the average day's lowest closing bid out of the 5 trading days prior to conversion. CTi has the option to pre-pay the note prior to conversion at a premium of 150% of the principal amount. The issuance of the Second Tripod Note amounted in a beneficial conversion feature of $5,608 on the issue date which has been recorded as a discount to the carrying value of the note. As of June 30, 2012, the outstanding balance was $30,000 and the remaining discount balance amounted to $2,436. By virtue of the variable conversion ratio, the conversion feature is a derivative under ASC 815-40, Derivatives and Hedging, and accordingly, the value of the conversion feature has been classified as a derivative liability on the accompanying balance sheet. As of June 30, 2012, the outstanding balance was $30,000.

On December 21, 2011 we issued a convertible promissory note payable to Asher Enterprises, Inc., (the "Third Asher Note") in the amount of $25,000. The Note is due September 21, 2012 and bears interest at 8% p.a. The Third Asher Note was convertible into shares of our common stock at a conversion price equal to 60% of the average day's lowest trading price during the 10 trading days prior to conversion. CTi has the option to pre-pay the note prior to conversion at a premium ranging from 125% to 150% of the principal amount. The issuance of the Third Asher Note amounted in a beneficial conversion feature of $7,146 on the issue date which was recorded as a discount to the carrying value of the note. During the year ended June 30, 2012, the outstanding balance of $25,000 was pre-paid along with a pre-payment premium of $12,801 which is included as interest expense in the accompanying consolidated financial statements.

On June 30, 2012, the outstanding balance of Convertible Notes Payable (net of discounts) as recorded on the balance sheet amounted to $29,083 consisting of outstanding principal of $33,550 less discount of $4,466. By virtue of the variable conversion ratios of these transactions, the conversion feature of the above notes is a derivative under ASC 815-40, Derivatives and Hedging. Accordingly, the value of the conversion feature has been classified as a derivative liability on the accompanying balance sheet. As of June 30, 2012, the aggregate value of the conversion features associated with the above notes amounted to $6,271.

Note 8 - Related Party Short-Term Loan and Payables

On December 28, 2011, the CEO, Todd Zelek, extended to the company a $100,000 short-term loan due on demand at an annual interest rate of 12%. The outstanding amount at June 30, 2012 was $100,000 and accrued interest amounted to $6,000. On June 30, 2012, the Company had recorded $59,608 in Related Party Payable. These included company related expenses that had been paid by related parties on behalf of the Company. As of September 14, 2012, the outstanding balance had been reduced to less than $10,000.

Note 9 - Short-Term Loans

On October 26, 2010, the Company entered into a loan agreement with Desmet Ballestra North America, Inc. under which the Company borrowed $75,000.  Under the original terms of the agreement, the loan was interest-free and was repayable at $25,000 per month beginning January 25, 2011.  On March 28, 2011, the terms of the loan agreement were revised to provide for monthly payments of $15,000 starting in April 2011. The loan bears no interest unless the Company is late with a payment at which point interest is accrued on the late amount at a rate of 10% compounded annually. Accrued interest on late payments amounted to $5,500 for the year ended June 30, 2012. As of June 30, 2012, the Company had made two payments amounting to $20,000, and the outstanding balance amounted to $55,000.

During fiscal 2012, we received $219,521 from third party lenders and we recorded these funds in Short Term Loans which are due on demand and pay an annual interest rate of 12%. These funds are earmarked for potential conversion into convertible promissory notes to be issued by the Company. One of the interested parties has indicated that he made the deposit specifically for an investment in convertible promissory notes to be issued by the Company. The terms of the deposits are currently being negotiated.

During fiscal 2012 and 2011, CTi had average borrowings of $686,030 and $648,644 respectively under its short-term obligations (bank loan, related party short term loans, convertible notes payable and short-term loans). The weighted average stated interest rate on short-term obligations outstanding as of June 30, 2012 and June 30, 2011 was 9.7% and 6.7% respectively.

Note 10 - Stockholders' Equity

Common Stock

During fiscal 2012, the Company issued 3,889,003 shares of common stock valued at $135,459 as payment to service providers including compensation to our CEO. These shares were valued at fair value using discounted market prices. The Company sold 600,000 shares of common stock for proceeds of $35,000, and issued 7,038,281 shares of common stock to convert $147,059 of outstanding principal under the convertible promissory notes (see Note 7).

During fiscal 2011, the Company issued 16,203,655 shares of common stock as payment for services provided which resulted in an aggregate total expense of $1,784,182, including $1,491,582 in general and administrative expenses and $292,600 in R&D expenses.  The 16,203,655 shares were issued at grant date fair market value. The Company sold 5,501,134 shares of common stock for total proceeds of $572,741. The Company issued 513,364 shares of common stock to convert $30,602 of outstanding principal under the Tripod Notes (see Note 7). On February 14, 2011, the Company issued 1,000,000 shares of common stock as payment of an outstanding short-term loan of $100,000 (see Note 9).

Preferred Stock

On March 17, 2009, the Company  filed Amended and Restated Articles of Incorporation and created two  new series of preferred stock, the first of which is designated Series A Preferred Stock and the second of which is designated as Series B Preferred Stock. The total number of shares of Common Stock which this corporation shall have authority to issue is 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock of which 5,000,000 shares are designated as Series A Preferred Stock, and 5,000,000 shares are designated as Series B Preferred Stock, with the rights, preferences and privileges of the Series B Preferred Stock to be designated by the Board of Directors. The company converted 111,111 Series A Preferred Shares plus $18,019 in accrued dividends into 442,570 shares of common stock in March 2012. There are no shares of Series A or Series B Preferred Stock outstanding. Each share of Common Stock and Preferred Stock has a par value of $0.001.

Stock Options

The Company has not adopted a formal stock option plan, however, it has assumed outstanding stock options resulting from the acquisition of its wholly-owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non-plan grants. A summary of the stock option activity from January 29, 2007 (date of inception) through June 30, 2012 follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at January 29, 2007 (date of inception)	-	$-	-
Granted	2,137,612	0.57
Exercised	-	-
Outstanding at June 30, 2009	2,137,612	0.57	6.68
Granted	-	-
Forfeited	(150,000)	0.67
Exercised	-	-
Outstanding at June 30, 2010	1,987,612	0.56	6.16
Granted	-	-
Forfeited	(176,655)	0.67
Exercised	-	-
Outstanding at June 30, 2011	1,810,957	0.55	5.23
Granted	11,750,000	0.03	9.88
Forfeited	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding June 30, 2012	13,560,957	0.10	8.95

Exercisable at June 30, 2012	8,060,957	0.15	8.48
Vested and expected to vest at June 30, 2012	8,060,957	0.15	8.48

There were 11,750,000 options issued in fiscal 2012. Ten million options were issued to our CEO as compensation with 5,000,000 options exercisable immediately and the other 5,000,000 exercisable February 15, 2013. In addition, 1,250,000 stock options were granted February 16, 2012 to our Director of R&D with 100% of the options exercisable immediately. Also, 500,000 stock options were issued to independent board member and Audit Committee Chairman, Jim Fuller. These options vest over 3 years. The inputs used for the Black-Scholes option valuation model were as follows:

	Year Ended June 30,
	2012	2011
Contract life in years	10.0	N/A
Expected life in years	5-6.5	N/A
Stock price volatility	147.0%	N/A
Risk free interest rate	0.86%	N/A
Expected dividends	None	N/A
Forfeiture rate	0%	N/A

There were no stock options granted during fiscal 2011. The intrinsic value of the outstanding options was $0 as of June 30, 2012 and 2011. The following table summarizes additional information concerning options outstanding and exercisable at June 30, 2012.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.03	11,750,000	9.64	$0.03	6,250,000	$0.03
0.33	637,297	4.31	0.33	637,297	0.33
0.67	1,173,660	4.59	0.67	1,173,660	0.67
	13,560,957			8,060,957

Warrants

A summary of the Company's warrant activity and related information from January 29, 2007 (date of inception) through June 30, 2012 is as follows.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at January 29, 2007 (date of inception)	-	$-	-
Granted	409,440	0.37
Exercised	-	-	-
Outstanding at June 30, 2008	409,440	0.37	2.75
Granted	4,123,263	0.46
Exercised	-	-
Outstanding at June 30, 2009	4,532,703	0.45	3.18
Granted	8,012,915	0.40
Exercised	-	-
Outstanding at June 30, 2010	12,545,618	0.42	2.66
Granted	600,000	0.25
Exercised	-	-
Outstanding at June 30, 2011	13,145,618	0.41	1.69
Granted	-	-	-
Exercised	-	-	-
Expired	1,923,331	0.36	-
Outstanding at June 30, 2012	11,222,287	0.42	0.85

Vested at June 30, 2012	11,222,287	0.42	0.85

Exercisable at June 30, 2012	11,222,287	0.42	0.85

There were no warrants granted in fiscal 2012. The weighted average grant date fair value of warrants granted during fiscal 2011 amounted to $0.08.

The following table summarizes additional information concerning warrants outstanding and exercisable at June 30, 2012.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

0.20 - 0.37	1,939,374	1.37	$0.29	1,939,374	$0.29
0.42 - 0.58	9,282,913	0.92	0.48	9,282,913	0.48
	11,222,287			11,222,287

Note 11 - Income Taxes

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before income tax expense as a result of the following:

	Year Ended	Year Ended
	June 30, 2012	June 30, 2011

Computed tax provision at statutory Federal rate	34.0%	34.0%
Increase (decrease) in taxes resulting from:
State taxes, net of Federal income tax benefit	4.5%	3.2%
Stock compensation and other permanent differences	7.9%	-15.5%
Change in valuation allowance	-46.4%	-21.7%

Effective income tax rate	0.0%	0.0%

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset at June 30, 2012 and June 30, 2011 relate to the following:

	Year Ended	Year Ended
	June 30, 2012	June 30, 2011

Net operating loss	$3,646,000	$2,830,000
Stock compensation	2,501,000	3,290,000
Other	283,000	159,000
Valuation allowance	(6,430,000)	(6,279,000)

Net deferred tax asset	$-	$-

The Company files income tax returns in the United States ("Federal") and California ("State") jurisdictions. The Company is subject to Federal and State income tax examinations by tax authorities for all years since its inception.

At June 30, 2012, the Company had Federal and State net operating loss carry forwards available to offset future taxable income of approximately $8.5 million and $8.5 million, respectively. These carry forwards will begin to expire in the years ending June 30, 2027 and June 30, 2017, respectively, subject to IRS limitations, including change in ownership.

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

At June 30, 2012, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized. Accordingly, the Company has recorded a valuation allowance for 100% of its cumulative deferred tax assets.

As a result of the implementation of certain provisions of ASC 740-10, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of June 30, 2012.

Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its consolidated statements of operations. There is no interest or penalties accrued as of June 30, 2012.

The following summarizes the open tax years for each major jurisdiction:

Jurisdiction Open Tax Years

Federal 2008 - 2011

California 2007- 2011

The Company's net operating loss carryforwards are subject to IRS examination until they are utilized and such tax years are closed.

Note 12 - Commitments and Contingencies

Lease Agreements

The Company leases approximately 5,000 square feet of office and warehouse space at 10019 Canoga Ave in Chatsworth, California under a lease agreement which extends through February 1, 2013. Total rent expense was $59,061, $47,388 and $306,232 for the years ended June 30, 2012, 2011 and for the period from January 29, 2007 (date of inception) through June 30, 2012, respectively. Monthly payments increased to approximately $4,509 beginning February 2012. The Company has a security deposit of $9,500 associated with this lease. Future minimum lease payments under non-cancelable operating leases are:

Year Ended
June 30,

2013	31,563
Total	$31,563

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two parties, our President as well as our former CEO/current CTO, where certain devices and methods involved in the hydrodynamic cavitation processes invented by these two individuals, have been assigned to the Company. In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of these two individuals for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010. The Company's CTO and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2012.

On April 30, 2008 (as amended November 22, 2010), our wholly owned subsidiary entered into an employment agreement with the Director of Chemical and Analytical Department (the "Inventor")who shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year.

Licensing Agreement

On May 14, 2012, we signed a 3-year R and D, Marketing and Technology License Agreement (the "Agreement") with n.v. Desmet Ballestra Group, s.a. ("Desmet"). The Agreement provides Desmet (licensee) an exclusive license and right to develop, design and supply systems which incorporate Nano Reactor® devices on a global basis but limited to oils and fats and oleo chemical applications. CTi (licensor) remains owner of the current patents and patent applications but Desmet will be co-owner of any new process patent applications jointly developed. Desmet has agreed to provide limited monthly advance payments on future sales to CTi, if necessary. Payments made by Desmet during fiscal 2012 amounted to $125,000. Desmet shall be entitled to immediately terminate the present agreement in case the claims of current US Patent Application Number 12/484,981 are not granted as such or are cancelled. In addition, Desmet may terminate the agreement on August 1 of any particular year if they have not installed at least 6 Nano Reactor® devices in the previous 12 month period. CTi may terminate the Agreement for material default. This Agreement supersedes a previous agreement dated November 1, 2010, amended on June 1, 2011 and on September 2, 2011.

Note 13 - Subsequent Events

On December 6, 2011 we issued a convertible promissory note payable to the Prolific Group, LLC, in the amount of $25,000 with an interest rate of 6% p.a. and due December 6, 2012. During June 2012, a conversion request was submitted for $21,450 corresponding to 1,500,000 shares. These shares were subsequently returned to the Company in the first quarter of fiscal 2013, and the note was paid in full including a pre-payment premium of $12,500. On December 6, 2011 we issued a convertible promissory note payable to the Tripod Group, LLC, in the amount of $30,000 with an interest rate of 6% p.a. and due December 6, 2012. During the first quarter of fiscal 2013, the note was paid in full including a pre-payment premium of $15,000.

On July 12, 2012 we entered into a convertible promissory note with Asher Enterprises, Inc. under which we issued a $53,000 convertible promissory note. The note is due April 13, 2013 and bears interest at 8% p.a. The note is convertible into shares of our common stock at a conversion price equal to 60% of the average of the lowest three (3) Trading Prices for the Common Stock during the ten Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The note was issued in reliance on Section 4(2) of the Securities Act of 1933. The note was not offered via general solicitation to the public. No sales commissions or other remuneration was paid in connection with the issuance of this note.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with rule 13a-15(a), CTi management must maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, or the Exchange Act, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of June 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2012.

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed under the supervision of our principal executive and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

In accordance Rule 13a-15(c), as of the end of each fiscal year, management must evaluate the effectiveness of internal control over financial reporting. Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012. We evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on these criteria, management concluded that our internal control over financial reporting was effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Attestation

Pursuant to Item 308(b) of Regulation S-K, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Wall Street Reform Act), this report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. The Wall Street Reform Act permanently exempts small public companies from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls.

ITEM 9B.  Other Information

Nothing to report.

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Person	Age	Position

Todd Zelek	55	CEO, Secretary & Director
Igor Gorodnitsky	52	President & Director
R.L. Hartshorn	64	CFO and Director
Varvara Grichko	55	Director
James Fuller	71	Director

Audit committee standing members consist of Todd Zelek, James Fuller, and R.L. Hartshorn. We anticipate forming compensation, governance, and other committees as necessary.

Todd Zelek.  Mr. Zelek has been our Chairman and CEO since June 14, 2011. Prior to joining the Company, Mr. Zelek was formerly a private investor and former Investment Banker. Mr. Zelek was formerly Managing Director, Internet Group Head and Co-Head of the Los Angeles Investment Banking office for Lehman Brother, Inc. from 1995 through 2001. Prior to that he was a Managing Director and head of the Thrift Industry practice at Salomon Brothers in Los Angeles and New York. He began his career as an Investment Banker at Smith Barney in 1982. Mr. Zelek earned a Master's degree from the Sloan School at MIT in 1982 and graduated with Distinction from Cornell University in 1979. He was a member of Phi Beta. Mr. Zelek is an Independent Director of AgFeed Industries, Inc.

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

R.L. Hartshorn.  Mr. Hartshorn has served as Chief Financial Officer and member of the Board of Directors of the Company since September 26, 2008.  He previously served as a consultant to the company beginning in December 2007.  He served 15 years in a variety of leadership and operational positions in international banking with Chase Manhattan, the Swiss National bank (Foundation) and other banks in Europe, New York, and Latin America.  He speaks German, Portuguese, and Spanish. As a vice president at Chase and other banks, he was largely responsible for cultivating credit and marketing relationships with corporate clients across a variety of industries. He also held sales and sales management positions including seven years as Marketing & International Sales Manager for a software and advertising company.  Overall, Mr. Hartshorn's operational experience includes 13 years with a sales quota and seven years with P&L responsibility. He has been involved in the start-up of four business units and a turn-around of a business unit. He earned a B.S from the U.S. Naval Academy in 1971and an MBA from The Thunderbird School of Global Management in 1977.

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

Varvara Grichko.  Dr. Grichko has been a member of our Board of Directors since September, 2010. She is currently Director of R&D for the Company. She received her B.S./M.S degree in Chemistry from Novosibirsk State University in Russia, and earned her Ph.D. in Chemistry from the Russian Academy of Science and her Ph.D. in Biology from the University of Waterloo in Canada. Dr. Grichko worked at the Institute of Inorganic Chemistry of the Siberian Branch of the Russian Academy of Science, Marquette University and Novozymes, and was the co-founder of Nanolytics, Inc. She is author of numerous patents and scientific publications.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors, persons who own more than 10% of our common stock, and immediate family members living in the same household to file an Initial Statement of Beneficial Ownership on Form 3 and changes in ownership on Form 4 with the Securities and Exchange Commission (the "SEC"). Such "insiders" are required by SEC rules to furnish us with copies of all Section 16(a) forms they file.

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to us during fiscal 2012 ended June 30, 2012, the following delinquent filings were filed: Todd Zelek CEO, submitted one delinquent Form 3 and one delinquent Form 4 involving two transactions. James Fuller, Director, submitted one delinquent Form 4 involving three transactions. Varvara Grichko, member of the Board of Directors and Director of Research and Development for the Company, did not file one delinquent Form 4 involving four transactions.

Filing delinquencies from previous years included: R.L. Hartshorn, CFO and Board Member, filed one delinquent Form 4 relating to seven transactions. Igor Gorodnitsky, President and Director, filed one delinquent Form 4 involving two transactions. Roman Gordon, Chief Technology Officer and beneficial owner of more than 10% of the common stock, filed one delinquent Form 4 involving two transactions. James Fuller, Director, filed one delinquent Form 3 and one delinquent Form 4 involving six transactions. Varvara Grichko, member of the Board of Directors and Director or Research and Development for the Company, did not file one delinquent Form 3 and a Form 4 involving five transactions.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table summarizes the compensation earned by each named executive officer of the Company for the past two years determined on the basis of rules adopted by the SEC relating to smaller reporting companies.

										Non-Equity	Non-Qualified	All
							Stock	Option		Incentive Plan	Deferred	Other
	Year	Salary			Bonus		Awards (1)	Awards		Compensation	Compensation	Compensation	Totals
Todd J. Zelek *	2012	$97,500	(1)		$46,290	(2)		$272,601	(3)	$-	$-	$-	$409,038
Chief Executive Officer	2011	$-			$-		-	$-		$-	$-	$-	$-

Igor Gorodnitsky	2012	$146,250	(4)	$				$-		$-	$-	$-	$146,250
President	2011	$195,000	(4)		$-		-	$-		$-	$-	$-	$195,000

R.L. Hartshorn	2012	$60,000	(5)		$-		-	$-		$-	$-	$-	$60,000
Chief Financial Officer	2011	$56,250	(5)		$-		-	$-		$-	$-	$-	$56,250

(1) For the year ended June 30, 2012, Mr. Zelek earned a base salary of $97,500 none ofwhich was paid in cash and all of which was recorded as accrued payroll as of June 30, 2012. Total accrued salary for Mr. Zelek at June
     30, 2012 amounted to $167,500.

(2) During 2012, Mr. Zelek received two million shares of stock valued at $46,290 as part of an employment agreement that was still being negotiated at June 30, 2012. No compensation was received in fiscal 2011 which ended June 30, 2011. Stock awards are disclosed at the aggregate grant date fair values as calculated under ASC
     718, Share-Based Payments. Assumptions made in valuing stock options are included in Note 10 the Financial
     Statements - "Stockholder's Equity".

(3) During fiscal 2012, Mr. Zelek received 10,000,000 stock options half of which vested immediately and half of which vest in one year. Option Awards are reported at the aggregate grant date fair value computed in accordance with ASC 718.

(4) For the year ended June 30, 2011, Mr. Gorodnitsky earned a base salary of $195,000 but received only $157,500 in cash with the remaining $37,500 recorded as Accrued Payroll at June 30, 2011. For the year ended June 30,
     2012, Mr. Gorodnitsky earned a base salary of $146,250 none of which was paid in cash and all of which was recorded as accrued payroll as of June 30, 2012. Total accrued salary for Mr. Gorodnitsky at June 30, 2012 amounted to $227,798.

(5) For the year ended June 30, 2011, Mr. Hartshorn received an aggregate total of 375,000 shares of common stock with an aggregate grant date fair value of $56,250 as compensation. For the year ended June 30, 2012, Mr.
     Hartshorn earned a base salary of $60,000 none of which was paid in cash and all of which was recorded as accrued payroll as of June 30, 2012. Total accrued salary for Mr. Hartshorn at June 30, 2012 amounted to
     $100,000.

Messrs Zelek, Gorodnitsky, and Hartshorn also served as members of the Board of Directors during fiscal 2012 and part of their compensation was received for services provided as a board member.

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding equity-based awards that were held by executive officers as of June 30, 2012.

	Option Awards					Stock Awards
			Equity					Equity	Equity Incentive
			Incentive				Market	Incentive	Plan Awards:
	Number	Number	Plan Awards				value of	Plan Awards	market or
	of securities	of securities	# of Securities			# of Shares	Shares	# of Unearned	payout value of
	Underlying	Underlying	underlying			or units of	or units of	Shares, units	unearned shares,
	Unexercised	Unexercised	Unexercised	Option	Option	stock that	stock that	or other	units or other
	Options	Options	Unearned	Exercise	expiration	have not	have not	rights that	rights that have
Name	# Exercisable	# Unexercisable	Options	Price	date	vested	vested	have not vested	not vested

Todd J. Zelek	5,000,000	5,000,000	-	$ 0.03	2/16/2022	-	$ -	-	$ -
Chief Executive Officer

Igor Gorodnitsky	-	-	-	$ -	-	3,000,000	$ 90,000	-	$ -
President

R.L. Hartshorn	102,366	$ -	-	$ 0.67	8/31/2016	$ -		-	$ -
Chief Financial Officer	71655			$ 0.33	8/31/2016

We do not offer retirement benefit plans to our executive officers.

Compensation of Directors

The following table sets forth certain information with respect to the compensation paid to our directors for fiscal 2012 determined on the basis of rules adopted by the SEC relating to smaller reporting companies.

	Fees			Non-equity
	Earned			inventive	Non-qualified
	or paid	Stock	Option	plan	deferred	All other
	in cash	Awards	Awards	compensation	compensation	compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)

James Fuller (1)	-	$ 4,051	$ 14,101	$ -	$ -	$ -	$ 18,152
Varvara Grichko (2)	-	$ 386	$ -	$ -	$ -	$ -	$ 386

(1) In fiscal 2012, Mr. Fuller received an aggregate 112,500 shares of common stock with a grant date fair value of $4,051. Mr. Fuller also received 500,000 options that vest over three years. Awards of options are reported at the aggregate grant date fair value computed in accordance with ASC Topic 718 and were value at
     $14,101. Mr. Fuller is the Company's Audit Committee Chairman and Independent Financial Expert. His total outstanding stock and option awards at June 30, 2012 amounted to 337,500 and 500,000 respectively.

(2) In fiscal 2012, for services as Director, Ms. Grichko received 10,000 shares of common stock with a grant date fair value of $386. She also received 35,000 shares for services related to Director of R&D.
     Her accrued salary as Director of R&D for the Company at June 30, 2012 was $96,000. Ms. Grichko's total outstanding stock and option awards at June 30, 2012 amounted to 490,183 and 1,520,600 respectively .

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock known by us to be owned beneficially as of June 30, 2012 and the date hereof by: (i) each person (including any group) that owns more than 5% of any class of the voting securities of our company; (ii) each director and officer of our company; and (iii) directors and officers as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown. The address for all directors and officers, unless otherwise indicated, is 10019 Canoga Avenue, Chatsworth, CA 91311.

		Amount and
		Nature of
	Title of	Beneficial	Percent of
Name of Beneficial Owner	Class	Ownership	Class (1)
Todd J. Zelek *	Common Stock	2,000,000	1.2%	(2)
Chief Executive Officer and Chairman of the Board

Igor Gorodnitsky	Common Stock	20,323,475	12.0%
President

R.L. Hartshorn	Common Stock	1,877,366	1.1%	(3)
Chief Financial Officer

James Fuller	Common Stock	337,500	*
Chairman of Audit Committee

Varvara Grichko	Common Stock	490,183	*	(4)
Director

Roman Gordon	Common Stock	20,323,475	12.0%	(5)
Chief Technology Officer

BioWorld Management LTD	Common Stock	9,500,000	5.6%

Directors and Officers	Common Stock	23,028,524	14.8%
(as a group, five individuals)

* Less than 1%

(1) Based on 168,782,063 issued and outstanding shares of common stock as of June 30, 2012.

(2) In addition, Mr. Zelek has the right to acquire 5,000,000 shares of common stock through stock options.

(3) In addition, Mr. Hartshorn has the right to acquire 174.021 shares of common stock through stock options.

(4) In addition, Dr. Grichko has the right to acquire 1,520,600 shares of common stock through stock options. Dr. Grichko is also Director of R&D for the Company.

(5) Mr. Gordon is neither a director nor an officer of the Company but he is owner of more than 10% of the outstanding stock.

For details regarding stock options, please refer to Notes to the Financial Statements - Note 10 Stockholder's Equity.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Related Party Transactions

Other than compensation agreements and other arrangements with our executive officers and directors and the transactions described below, during our last two fiscal years, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, executive officers, holders of more than five percent of any class of our voting securities or any member of the immediate family of the foregoing persons had or will have a direct or indirect material interest. In accordance with Regulation S-K 404(d) for Smaller Reporting Companies, we provide information for the last two fiscal years.

Related Party Payables

On December 27, 2011 the Company's CEO, Todd Zelek, extended to the Company a short term loan due on demand of $100,000 at an annual interest rate of 12%. At June 30, 2012, the outstanding balance remained $100,000 along with $6,000 in accrued interest.

During fiscal 2012, the Company provided a $15,000 advance against future reimbursable company expenses to our President and Board Member, Igor Gorodnitsky. This amount was subsequently used and the outstanding balance on June 30, 2012 was $0. The Company provided an advance against future reimbursable company expenses of $15,000 to Roman Gordon, Chief Technology Officer, sibling of Igor Gorodnitsky, and owner of more than 5% of the outstanding common stock. The outstanding balance at June 30, 2012 was $15,000.

During the course of fiscal 2012, various affiliates incurred expenses on behalf of the company. The outstanding balance at June 30, 2012 was $59,608 but this amount was reduced to less than $10,000 as of the date of this filing.

Refer to Footnote 8, Related Party Short-Term Loan and Payables, and Note 12, Commitments and Contingencies, Royalty Agreements, for a description of related party transactions with our executive officers during the fiscal year ended June 30, 2012.

Director Independence

As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company's directors and specified committees of the board of directors meet independence standards prescribed by such rules. For the purpose of preparing the disclosures in this Report on Form 10-K regarding director independence, we have used the definition of "independent director" set forth in the Marketplace Rules of The NASDAQ, which defines an "independent director" generally as a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these standards, we believe that James Fuller is an Independent Financial Expert and independent director.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit

Our principal auditing firm is Rose, Snyder, and Jacobs.  During fiscal 2012 and 2011, we incurred expenses of $63,509 and $57,950 respectively for professional services rendered for the audit of our annual financial statements and review of quarterly financial statements included on Form 10-Q.

Tax Fees

The aggregate fees billed in fiscal 2012 and fiscal 2011 for professional services rendered by the principal accountant for tax preparation amounted to $10,600 and $10,300 respectively.

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

Part IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this annual report on Form 10-K:

  Financial Statements

  The financial statements are filed as part of this report under Item 8 "Financial Statements and Supplementary Data".

  Financial Statement Schedules

  All other schedules are omitted because they are not applicable or the required information is presented in the financial statements and notes thereto.

  Exhibits

The exhibits required by Item 601 of Regulation S-K are included in Item 15(b) below.

(b) - Exhibits.

Exhibit		Filed	Incorporated by Reference
Number	Exhibit Description	Herewith	Form	Period Ended	Exhibit	Filing Date

3(i)(a)	Articles of Incorporation - original name of Bioenergy, Inc.		SB-2	N/A	3.1	October 19, 2006
3(i)(b)	Articles of Incorporation - Amended and Restated		10-Q	December 31, 2008	3-1	February 17, 2009
3(i)( c )	Articles of Incorporation - Amended and Restated		10-Q	June 30, 2009	3-1	May 14, 2009
3(i)(d)	Articles of Incorporation - Amended; increase in authorized shares		8K	N/A	N/A	October 29, 2009
3(i)(e)	Articles of Incorporation - Certificate of Amendment; forward split		10Q	September 30, 2009	3-1	November 16, 2009

10.1	Patent Assignment Agreement between the Company and Roman Gordon dated July 1, 2008.		8K	June 30, 2009	10.1	May 18, 2010
10.2	Patent Assignment Agreement between the Company and Igor Gorodnitsky dated July 1, 2008.		8K	June 30, 2009	10.2	May 18, 2010
10.3	Assignment of Patent Assignment Agreement between the Company and Roman Gordon		8K	June 30, 2009	10.3	May 18, 2010
10.4	Assignment of Patent Assignment Agreement between the Company and Igor Gorodnitsky		8K	June 30, 2009	10.4	May 18, 2010
10.5	Employment Agreement between the Company and Roman Gordon date March 17, 2008		10K/A	June 30, 2009	10.3	October 20, 2011
10.6	Employment Agreement between the Company and Igor Gorodnitsky dated March 17, 2008		10K/A	June 30, 2009	10.4	October 20, 2011
10.7	Employment Agreement with R.L. Hartshorn dated Sept. 22, 2009		10-Q	December 31, 2011	10.70	February 10, 2012
10.8	Employment and Confidentiality and Invention Assignment Agreement between the Company and Varvara Grichko dated April 30, 2008		10-Q	December 31, 2010	10.3	February 11, 2011
10.9	Board of Director Agreement - James Fuller		10-Q	December 31, 2011	10.12	October 20, 2011
10.10	Technology and License Agreement with Desmet Ballestra dated 14 May 2012	X
10.11	Short Term Loan Agreement - CEO	X
10.13	Convertible Note Payable - Prolific Group LLC - $25,000		10-Q	December 31, 2011	10.40	February 10, 2012
10.14	Convertible Note Payable - Tripod Group LLC - $30,000		10-Q	December 31, 2011	10.41	February 10, 2012
10.15	Loan Agreement - Desmet Ballestra - Oct. 26, 2010		10-Q	December 31, 2011	10.43	February 10, 2012
14.1	Code of Business Conduct and Ethics*		10-K	June 30, 2011	14.1	September 28, 2011
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted	X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted	X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document	X
101.SCH**	XBRL Taxonomy Extension Schema	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X

*	In accordance with Regulation S-K 406 of the Securities Act of 1934, we undertake to provide to any person
	without charge, upon request, a copy of our "Code of Business Conduct and Ethics". A copy may be requested
	by sending an email to info@cavitationtechnologies.com.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a
	registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section
	18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(c) - Financial Statement Schedules

See Item (a) 2 above.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	October 12, 2012
Igor Gorodnitsky	(Principal Executive Officer)

/s/ R.L. Hartshorn	Chief Financial Officer	October 12, 2012
R.L. Hartshorn	(Principal Financial Officer)

/s/ James Fuller	Audit Committee Chairman, Independent Financial Expert	October 12, 2012
James Fuller