Form 10-Q
period 2012-09-30
Cavitation Technologies, Inc.
filed 2012-11-13
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
YES    ☐        NO    ☒

      As of November 8, 2012, the issuer had 164,469,569 shares of common stock outstanding.

TABLE OF CONTENTS

		Page
Part I.	FINANCIAL INFORMATION	2

Item 1.	Consolidated Financial Statements	2

	Consolidated Balance Sheets at September 30, 2012 (unaudited) and June 30, 2012	2

	Consolidated Statements of Operations - Three Months Ended September 30, 2012 (unaudited) and September 30, 2011 (unaudited), and the period from January 29, 2007 (Inception) through September 30, 2012	3

	Consolidated Statement of Stockholders' Deficit - January 29, 2007 (Inception) through September 30, 2012	4

	Consolidated Statements of Cash Flows - Three Months Ended September 30, 2012 (unaudited) and September 30, 2011 (unaudited), and the period from January 29, 2007 (Inception) through September 30, 2012	8

	Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

Part II.	OTHER INFORMATION	20

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

Signatures		22

PART I - FINANCIAL INFORMATION

ITEM 1 - Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	September 30,	June 30,
	2012	2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$34,654	$137,249
Inventory	131,215	141,057
Related party advances	23,853	23,853
Total current assets	189,722	302,159

Property and equipment, net	144,693	135,615
Patents, net	132,953	123,158
Other assets	9,500	9,500
Total assets	$476,868	$570,432

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$169,493	$187,095
Accrued expenses	151,073	126,767
Accrued payroll	1,178,502	992,806
Deferred revenue	283,977	283,977
Convertible notes payable, net of discounts	42,537	29,083
Derivative liability	15,149	6,271
Related party payables	7,966	59,608
Short-term loans - related party	285,000	285,000
Short-term loans	89,521	89,521
Advances from partner	375,000	125,000
Bank loan	281,276	349,276
Total current liabilities	2,879,494	2,534,404

Commitments and contingencies, Note 11

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2012 and June 30, 2012.	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 164,469,569, shares and 165,969,569 shares are issued and outstanding as of September 30, 2012 and June 30, 2012, respectively	164,471	165,971
Additional paid-in capital	16,662,831	16,650,959
Deficit accumulated during the development stage	(19,229,928)	(18,780,902)
Total stockholders' deficit	(2,402,626)	(1,963,972)
Total liabilities and stockholders' deficit	$476,868	$570,432

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			January 29, 2007,
			Inception,
	For the 3 Months Ended		Through
	September 30,		Sept 30,
	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)
Revenue	$-	$-	$777,142
Cost of revenue	-	-	131,708
Gross profit	-	-	645,434
General and administrative expenses	361,906	323,310	13,374,503
Research and development expenses	40,163	28,064	5,480,559
Total operating expenses	402,069	351,374	18,855,062
Loss from operations	(402,069)	(351,374)	(18,209,628)
Interest expense and other	(46,957)	(10,911)	(837,189)
Loss before income taxes	(449,026)	(362,285)	(19,046,817)
Income tax expense	-	-	-
Net loss	(449,026)	(362,285)	(19,046,817)
Deemed dividends to preferred stockholders	-	(1,500)	(183,111)
Net loss available to common stockholders	$(449,026)	$(363,785)	$(19,229,928)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and Diluted	165,089,134	155,226,197

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

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited) (Continued)

								Deficit
								Accumulated
								During the
		Series A Preferred			Common Stock		Additional Paid-in	Development
		Shares		Amount	Shares	Amount	Capital	Stage	Total

Balance at June 30, 2011		111,111		$111	153,799,715	$153,800	$15,954,280	$(16,848,488)	$(740,297)

Common stock issued as payment for services on July 13, 2011					379,449	380	25,968		26,348
Common stock issued as payment for services on August 19, 2011					198,879	199	10,541		10,740
Common stock issued as payment for services on August 22, 2011					230,000	230	12,191		12,421
Common stock issued as payment for services on September 29, 2011					366,924	367	13,787		14,154
Common stock issued for conversion of note payable on August 16, 2011					287,356	287	20,786		21,073
Common stock issued for conversion of note payable on August 17, 2011					391,850	392	25,949		26,341
Common stock issued for conversion of note payable on August 19, 2011					391,850	392	25,949		26,341
Common stock issued for conversion of note payable on August 22, 2011					288,401	288	17,216		17,504
Common stock issued for conversion of note payable on September 13, 2011					30,769	31	1,508		1,539
Common stock issued for conversion of note payable on September 15, 2011					46,154	46	2,262		2,308
Common stock issued for conversion of note payable on September 16 2011					76,923	77	4,538		4,615
Common stock sold for cash on August 22, 2011					600,000	600	34,400		35,000
Common stock issued for conversion of note payable on October 4, 2011					130,474	130	4,818		4,948
Common stock issued for conversion of note payable on October 5, 2011					178,891	179	6,943		7,122
Common stock issued for conversion of note payable on October 6, 2011					429,338	429	16,663		17,092
Common stock issued for conversion of note payable on October 10, 2011					35,778	36	1,388		1,424
Common stock issued for conversion of note payable on October 11, 2011					194,231	194	6,929		7,123
Common stock issued as payment for services on October 25, 2011					44,000	44	1,653		1,697
Common stock issued as payment for services on November 1, 2011					353,959	354	13,300		13,654
Common stock issued as payment for services on November 22, 2011					87,500	88	2,612		2,700
To record prepayment of convertible promissory note December 6, 2011							24,591		24,591
Common stock issued for conversion of note payable on January 25, 2012					230,769	231	6,692		6,923
Common stock issued for conversion of note payable on January 26, 2012					179,487	179	5,205		5,384
Common stock issued for conversion of note payable on January 27, 2012					102,564	103	4,000		4,103
Common stock issued for conversion of note payable on January 30, 2012					76,923	77	3,000		3,077
Common stock issued for conversion of note payable on January 31, 2012					338,462	338	13,200		13,538
Common stock issued for conversion of note payable on February 1, 2012					153,846	154	6,000		6,154
Common stock issued for conversion of note payable on February 17, 2012					50,441	50	2,063		2,113
Common stock issued for conversion of note payable on February 21, 2012					249,750	250	9,740		9,990
Common stock issued for conversion of note payable on March 5, 2012					82,124	82	2,382		2,464
Common stock issued for conversion of note payable on March 9, 2012					122,587	123	3,555		3,678
Common stock issued for conversion of note payable on March 12, 2012					183,880	184	5,333		5,517
Common stock issued for conversion of note payable on March 13, 2012					91,940	92	2,666		2,758
Common stock issued for conversion of note payable on March 16, 2012					61,538	62	1,785		1,847
Common stock issued for conversion of note payable on March 26, 2012					200,669	201	5,819		6,020
Common stock issued for conversion of note payable on March 27, 2012					66,890	67	1,940		2,007
Common stock issued for conversion of note payable on March 29, 2012					100,334	100	2,910		3,010
Common stock issued for conversion of note payable on March 30, 2012					196,399	196	5,696		5,892
Issuance of stock options as payment for services on February 16, 2012							168,928		168,928
Common stock issued as payment for services on January 5, 2012					140,792	141	5,290		5,431
Common stock issued as payment for services on February 7, 2012					87,500	88	1,937		2,025
Common stock issued as payment for services on February 16, 2012					2,000,000	2,000	44,290		46,290
Conversion of Convertible Preferred Shares to Common Shares on March 18, 2012		(111,111)		(111)	442,570	443	17,687		18,019
Common stock issued for conversion of note payable on April 3, 2012					60,096	60	1,743		1,803
Common stock issued for conversion of note payable on April 17, 2012					60,332	60	1,750		1,810
Common stock issued for conversion of note payable on April 19, 2012					66,365	66	1,925		1,991
Common stock issued for conversion of note payable on April 23, 2012					267,559	268	7,758		8,026
Common stock issued for conversion of note payable on April 23, 2012					113,311	113	3,286		3,399
Common stock issued for conversion of note payable on June 1, 2012					-	-	5,136		5,136
Issuance of stock options as payment for services on March 31, 2012					-	-	16,570		16,570
Issuance of stock options as payment for services on March 31, 2012					-	-	570		570
Issuance of stock options as payment for services on June 30, 2012					-	-	34,271		34,271
Issuance of stock options as payment for services on June 30, 2012					-	-	1,172		1,172
Common stock issued as payment for services on June 3, 2012					200,000	200	4,429		4,629
Common stock issued for conversion of note payable on June 6, 2012					1,500,000	1,500	23,960		25,460
Dividends on Preferred Stock								(4,286)	(4,286)
Net loss								(1,928,128)	(1,928,128)
Balance at June 30, 2012		-		$-	165,969,569	$165,971	$16,650,959	$(18,780,902)	$(1,963,972)
Issuance of stock options as payment for services on June 30, 2012					-	-	1,185		1,185
Issuance of stock options as payment for services on Sept 30, 2012					-	-	34,647		34,647
Common stock returned in exchange for payment of convertible debt					(1,500,000)	(1,500)	(23,960)		(25,460)
Net loss								(449,026)	(449,026)
Balance at September 30, 2012	$		$		164,469,569	$164,471	$16,662,831	$(19,229,928)	$(2,402,626)

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			January 29, 2007,
			inception thru
	Quarter Ended Septeber 30,		Sept 30,
	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)
Operating activities:
Net loss	$(449,026)	$(362,285)	$(19,046,817)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	14,166	12,092	115,416
Warrants issued in connection with convertible notes payable	-	-	49,245
Beneficial conversion feature on convertible notes payable	9,153	39,243	439,602
Common stock issued for services	-	63,663	11,666,060
Stock option compensation	39,842	-	568,865
Warrants issued for services	-	-	337,359
Change in value of derivatives	(14,291)	(41,694)	(14,101)
Equipment write-down	-	-	5,399
Patent write-down	-	16,823	35,259

Effect of changes in:
Inventory	9,842	-	(91,795)
Prepaid expenses and other current assets	-	(20,528)	(20,516)
Bank overdraft	-	-	(9,500)
Accounts payable and accrued expenses	(44,938)	(22,978)	281,696
Accrued payroll	185,696	112,176	1,438,152
Advances - Related Party Payables	-	(30,000)	59,792
Advances from customers	-	-	136,533
Deferred revenue	-	100,000	147,444
Net cash used in operating activities	(249,556)	(133,488)	(3,901,907)

Investing activities:
Purchase of property and equipment	(21,989)	-	(143,733)
Payments for systems	-	-	(152,721)
Payments for patents	(11,050)	(2,085)	(176,684)
Net cash used in investing activities	(33,039)	(2,085)	(473,138)

Financing activities:
Proceeds from (payments on) bank loan borrowings	(68,000)	(8,742)	281,276
Proceeds from sales of preferred stock	-	-	725,000
Proceeds from convertible notes payable	53,000	52,500	524,212
Payments on convertible notes payable	(55,000)	-	(110,000)
Proceeds from sale of common stock	-	35,000	2,139,690
Proceeds from related party short-term loans	-	(15,750)	285,000
Proceeds from short-term loans	-	-	213,521
Payments on short-term loans	-	-	(24,000)
Advances against sales	250,000	100,000	375,000
Net cash provided by financing activities	180,000	163,008	4,409,699

Net increase (decrease) in cash	(102,595)	27,435	34,654
Cash, beginning of period	137,249	14,779	-
Cash, end of period	$34,654	$42,214	$34,654

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,770	$9,259	$262,872
Cash paid for income taxes	$-	$-	$8,328
Supplemental disclosure of non-cash investing and financing activities:
Warrants issued in connection with preferred stock	$-	$-	$155,714
Beneficial conversion feature on preferred stock	$-	$-	$11,111
Conversion of preferred to common shares in reverse merger	$-	$-	$625,000
Proceeds from sales of preferred shares used to purchase shares of Bio	$-	$-	$400,000
Conversion of note payable to common stock	$-	$-	$278,922
Accrued dividends issued to preferred stockholders	$-	$1,500	$13,733
Conversion of convertible notes payable and accrued interest to common stock	$-	$49,200	$373,773

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2012

Note 1 - Nature of Operations and Basis of Presentation

Hydrodynamic Technology, Inc. was incorporated January 29, 2007 as a California corporation. It is a wholly owned subsidiary of Cavitation Technologies, Inc. (referred to herein, unless otherwise indicated, as the "Company," "CTi," "we," "us," and "our"), a Nevada corporation originally incorporated under the name Bio Energy, Inc. CTi is a California-based development stage company that has developed, patented, and commercialized proprietary technology for processing soybean oil through a device called the Nano ® (the "Reactor"). The Reactor is the critical component of the Nano Neutralization® System which is designed to reduce operating costs and increase yields in the refining of vegetable oils.

Basis of Presentation

We have prepared the accompanying consolidated unaudited financial statements of the Company in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three months ended September 30, 2012 are not indicative of the results that may be expected for the fiscal year ending June 30, 2013. You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2012.

Note 2 - Going Concern

Management's Plan Regarding Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. The Company has no significant operating history and, from January 29, 2007, (inception), through September 30, 2012, generated a net loss of $19,046,817. Since inception, we recorded revenue of $777,142; we recorded no revenue in the first quarter of fiscal 2013. The Company also has negative cash flow from operations and negative net equity. Cumulative net cash used in operating activities of $3,901,907 was funded largely with $2.8 million in equity, $1.3 million in debt and $375,000 in advances against sales. These factors, among others, raise doubt about the Company's ability to continue as a going concern.

Management's plan is to generate income from operations by licensing our technology globally through our strategic partner, the Desmet Ballestra Group. Desmet has agreed to provide us limited monthly advances against future sales. As of September 30, 2012, advances received amounted to $375,000. Minimum monthly advances from Desmet amount to $125,000. In addition, in the first quarter of fiscal 2013, the Company signed an agreement with the GEA Westfalia Separator Group. The purpose of the agreement is to jointly develop and patent new process applications using CTi's technology.

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

Note 3 - Summary of Significant Accounting Policies

Patents

Capitalized patent costs represent legal fees associated with procuring and filing patent applications. The Company accounts for patents in accordance with Accounting Standards Codification ("ASC") 350-30, General Intangibles Other Than Goodwill. As of September, 30, 2012, the Company had incurred $132,953 in net patent costs comprised of $140,384 of gross capitalized patents and $7,431 in cumulative amortization. This compares with a net of $123,158 at June 30, 2012 comprised of $129,334 in gross capitalized costs and $6,176 in cumulative amortization. The Company has designed, developed, and patented two proprietary Nano Reactors (Nano Reactor®) and has eight US and nine PCT/international applications pending in processes such as vegetable oil refining, waste water treatment, algae oil extraction, and alcoholic beverage enhancement.

At September 30, 2012, future amortization of patent costs is estimated as follows:

Year Ended
June 30,	Amount
2013	$5,640
2014	14,771
2015	22,988
2016	25,536
2017	21,711
Thereafter	42,307
Total	$132,953

Advertising and Promotion Costs

Advertising costs incurred in the normal course of operations are expensed as incurred. Advertising (and marketing) expenses amounted to $630, $0, and $271,182 for the three months ended September 30, 2012 and 2011, and the period from January 29, 2007 (date of inception) through September 30, 2012, respectively.

Related Party Advances

The outstanding balance of $23,853 at Sept. 30, 2012 corresponds to an advance of $16,500 to our Chief Technology Officer (who is no longer an officer of the company) and $7,353 to our CEO.

Deferred Revenue

During fiscal 2012, we received an advance of $100,000 from Desmet Ballestra associated with a license fee for a European client. Once the system is installed, meets performance specifications, and is accepted by the client, we will recognize revenue.

As of September 30, 2012, the Company had received cash payments of $147,444 relating to license fees associated with two NANO Neutralization Systems for two clients in Argentina. Once the systems meet performance specifications and have been accepted by the client, then we will recognize revenue. Until then, this amount will remain in Deferred Revenue on the accompanying consolidated balance sheet.

Fair Value Measurement

FASB Accounting Standards Codification ("ASC") 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2012 and 2011, the carrying value of certain accounts such as inventory, accounts payable, accrued expenses, accrued payroll and short-term loans approximate fair value due to the short-term nature of such instruments.

The following table presents information about the Company's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of September 30, 2012 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

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
	Fair Value	Fair Value Measurements at September 30, 2012
	as of	Using Fair Value Heirarchy
Financial Instruments	September 30, 2012	Level 1	Level 2	Level 3

Liabilities:
Derivative liability	$15,149	$-	$-	$15,149
Total	$15,149	$-	$-	$15,149

The following tables provide a reconciliation of the beginning and ending balances of our financial liabilities classified as Level 3:

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Derivative Liability

Balance at June 30, 2012	$6,271
Total (gains) losses included in interest expense and other	(10,281)
Creation - convertible note issuances	15,149
Settlements - note conversions	4,010
Balance at September 30, 2012	$15,149

Reclassifications

Certain numbers in the prior year have been reclassified to the current year's presentation.

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

On September 30, 2012, the Company had 13,560,957 stock options and 10,924,183 warrants outstanding to purchase common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive. The Company also had $53,000 of convertible notes payable, before discounts, which are convertible into 4,416,667 shares of common stock as of September 30, 2012. These items were also not included in the calculation of diluted net loss per common share because their effect would be anti-dilutive.

Note 5 - Property and Equipment

Property and equipment consisted of the following as of September 30, 2012 and June 30, 2011.

	September 30,	June 30,
	2012	2012

Leasehold improvement	$2,475	$2,475
Furniture	26,837	26,837
Office equipment	1,500	1,499
Equipment	68,380	68,380
Systems	157,015	135,027

	256,207	234,218

Less: accumulated depreciation and amortization	(111,514)	(98,603)

Property and equipment, net	$144,693	$135,615

Depreciation and amortization expense amounted to $12,911, $11,570, and $111,514 for the three months ended September 30, 2012 and 2011, and the period from January 29, 2007 (date of inception) through September 30, 2012, respectively.

Note 6 -Bank Loan

On November 1, 2011, the maturity of the variable rate loan with the National Bank of California was extended to February 1, 2013. Monthly payments include 14 principal payments of $6,000 plus interest. In addition, CTi is to make a quarterly principal payment of $50,000. The remaining principal and accrued interest of approximately $110,000 is due February 1, 2013. As of September 30, 2012, the outstanding balance on the loan was $281,276. The Company provided the National Bank of California a security interest in the assets of the Company as collateral for the loan. In addition, the personal assets of our two founders were pledged as collateral.

Note 7 - Short-Term Loans and Short Term Loans - related parties

Short Term Loans

On October 26, 2010, the Company entered into a loan agreement with Desmet Ballestra North America, Inc. under which the Company borrowed $75,000. The outstanding balance on September 30, 2012 was $55,000 with accrued interest of $6,875.

As of September 30, 2012, we had received $34,521 from a third party, and we recorded these funds in Short Term Loans which are due on demand and pay an annual interest rate of 12%. Accrued interest amounts to $1,843 at September 30, 2012.

Short Term Loans - related parties

As of September 30, 2012, we had received $185,000 from West Point Partners, LLC, whose managing principal is our director of operations. These funds are due on demand, and pay an annual interest rate of 12%. Accrued interest which is included in Accrued Expenses amounts to $10,050.

On December 28, 2011, the CEO, Todd Zelek, extended to the company a $100,000 short-term loan due on demand at an annual interest rate of 12%. The outstanding amount at September 30, 2012 was $100,000 and Accrued Interest of $9,000 is included in Accrued Expenses.

Note 8 - Convertible Notes Payable

On December 6, 2011 we issued a convertible promissory note payable to the Prolific Group, LLC, in the amount of $25,000 with an interest rate of 6% p.a. and due December 6, 2012. During June 2012, a conversion request was submitted for $21,450 corresponding to 1,500,000 shares. These shares were subsequently returned to the Company in the first quarter of fiscal 2013, and the note was paid in full including a pre-payment premium of $12,593.

On December 6, 2011 we issued a convertible promissory note payable to the Tripod Group, LLC, in the amount of $30,000 with an interest rate of 6% p.a. and due December 6, 2012. During the first quarter of fiscal 2013, the note was paid in full including a pre-payment premium of $15,122.

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

Stock Options

A summary of the stock option activity for the three months ended September 30, 2012 is presented below.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding June 30, 2012	13,560,957	$ 0.10	8.95

- Granted	-	-	-
- Forfeited	-	-	-
- Exercised	-	-	-
- Expired	-	-	-

Outstanding September 30, 2012	13,560,957	$ 0.10	8.73

Vested and expected to vest at
September 30, 2012	8,560,957

Exercisable at September 30, 2012	8,060,957	$ 0.15	8.28

The following table summarizes information about outstanding stock options as of September 30, 2012.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.03	11,750,000	9.38	$0.03	6,250,000	$0.03
$0.33	637,297	4.06	$0.33	637,297	$0.33
$0.67	1,173,660	4.36	$0.67	1,173,660	$0.67
	13,560,957			8,060,957

Warrants

A summary of the warrant activity for the three months ended September 30, 2012 is presented below.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at June 30, 2012	11,222,287	$0.42	0.85
Granted	-	-	-
Exercised	-	-	-
Expired	298,104	$0.36	-

Outstanding at September 30, 2012	10,924,183	$0.42	0.62

Vested and expected to vest at September 30, 2012	10,924,183	$0.42	0.62

Exercisable at September 30, 2012	10,924,183	$0.42	0.62

The following table summarizes information about outstanding warrants as of September 30, 2012.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.20 - 0.37	1,939,374	1.03	$0.26	1,939,374	$0.26
$0.42 - 0.58	8,984,809	0.51	$0.45	8,984,809	$0.45
	10,924,183			10,924,183

Note 10 - Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 270, Interim Financial Reporting, the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter based upon the mix and timing of actual earnings versus annual projections. The Company has estimated its annual effective tax rate to be zero. This is based on an expectation that the Company will generate net operating losses in the year ending June 30, 2013, and it is not more likely than not that those losses will be recovered using future taxable income. Therefore, no provision for income tax or tax liability has been recorded as of and for the period ended September 30, 2012.

ASC 740-10, Accounting for Uncertainty in Income Taxes, indicates criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in the financial statements. ASC 740-10 includes a higher standard that tax benefits must meet before they can be recognized in a company's financial statements. As the Company has no uncertain tax positions as defined in ASC 740, there are no corresponding unrecognized tax benefits. Any future changes in the unrecognized tax benefit will have no impact on the Company's effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. It is the Company's policy to classify income tax penalties and interest, if any, as part of general and administrative expense in its Statements of Operations. The Company has not incurred interest or penalties since inception.

Note 11 - Commitments and Contingencies

Lease Agreements

Total rent expense was $13,532, $17,510, and $278,213 for the three months ended September 30, 2012 and 2011, and for the period from January 29, 2007 (date of inception) through September 30, 2012, respectively. The Company's lease agreement extends through February 1, 2013 with monthly rental payments of $4,378.

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two parties, our President as well as our former CEO/current CTO, where certain devices and methods involved in the hydrodynamic cavitation processes invented by these two individuals have been assigned to the Company. In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of these two individuals for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010. The Company's CTO and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through September 30, 2012.

On April 30, 2008 (as amended November 22, 2010), our wholly owned subsidiary entered into an employment agreement with the Director of Chemical and Analytical Department (the "Inventor")who shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of September 30, 2012, no patents have been granted in which this person is the legally named inventor.

Licensing Agreement

On May 14, 2012, we signed a 3-year R and D, Marketing and Technology License Agreement (the "Agreement") with n.v. Desmet Ballestra Group, s.a. ("Desmet"). The Agreement provides Desmet (licensee) an exclusive license and right to develop, design and supply systems which incorporate Nano Reactor® devices on a global basis but limited to oils and fats and oleo chemical applications. CTi (licensor) remains owner of the current patents and patent applications but Desmet will be co-owner of any new process patent applications jointly developed. Desmet has agreed to provide limited monthly advance payments on future sales to CTi, if necessary. Payments made by Desmet during the quarter ended September 30, 2012 amounted to $250,000.

Note 12 - Subsequent Events

On October 3, 2012 the Company received a purchase order of $50,000 from the Desmet Ballestra Group for a Nano Reactor® relating to a transaction in Argentina.

In October 2012, the Company received a purchase order of $50,575 from the Desmet Ballestra Group for a Nano Reactor® relating to a prospective client in Italy.

On October 12, 2012, the Company accepted the resignation Todd Zelek as CEO. During the course of fiscal 2012, Mr. Zelek received compensation in the form of shares and options. As part of his Separation Agreement and Release (submitted as exhibit to 8K Report filed October 12, 2012), this share-based compensation was forfeited/returned, and new compensation was included in the agreement.

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

Overview of our Business

Hydrodynamic Technology, Inc. was incorporated January 29, 2007 as a California corporation. It is a wholly owned subsidiary of Cavitation Technologies, Inc. (referred to herein, unless otherwise indicated, as "the Company," "CTi," "we," "us," and "our") a Nevada corporation originally incorporated under the name Bio Energy, Inc. Cavitation Technologies, Inc. has developed, patented, and commercialized proprietary technology for processing soybean oil through a device called the Nano Reactor (the "Reactor" that employs proprietary continuous flow-through, hydrodynamic NANO Technology in the form of our multi-stage NANO Series of reactors. The Reactor is the critical component of the Nano Neutralization System - a vegetable oil refining system which is designed to reduce operating costs and increase yields.

During the quarter ended September 30, 2012, we recorded no revenue. Cumulative loss since inception on January 29, 2007 is $19,046,817 including $11,666,060 in common stock issued for services. Cumulative net cash used in operating activities of $3,901,907 was funded largely with $2.8 million in equity, $780K in loans, and $524K in convertible notes.

Management's Plan

We are a development stage entity engaged in merchandising our NANO Neutralization System which is designed to help refine vegetable oils such as soybean, canola, and rapeseed. Our near term goal is to successfully merchandise our systems. We have no significant operating history and, from January 29, 2007, (inception), through September 30, 2012 generated a net loss of $19,046,817. We also have negative cash flow from operations and negative net equity. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.

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

Critical Accounting Policies

CTi's critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended June 30, 2012, and did not change for the three months ended September 30, 2012.

Results of Operations

The following is a comparison of our results of operations for the three months ended September 30, 2012 and 2011.

	For the Quarter Ended
	September 30,
	2012	2011	$ Change	% Change

Revenue	$-	$-	$-	0.0%
Cost of revenue	-	-	-	0.0%
Gross profit	-	-	-	0.0%
General and administrative expenses	361,906	323,310	38,596	11.9%
Research and development expenses	40,163	28,064	12,099	43.1%
Total operating expenses	402,069	351,374	50,695	14.4%
Loss from operations	(402,069)	(351,374)	(50,695)	14.4%
Interest expense and other	(46,957)	(10,911)	(36,046)	330.4%
Net loss before income tax	(449,026)	(362,285)	(86,741)	23.9%
Income tax expense	-	-	-	-
Net loss	$(449,026)	$(362,285)	$(86,741)	23.9%

Revenue

We recorded no revenue in the first quarter of fiscal 2013 or fiscal 2012.

Operating Expenses

Operating expenses for the three months ended September 30, 2012 amounted to $402,069 compared with $351,374 for the same period in 2011, an increase of $50,695, or 14.4%. In both periods, the major expense component was compensation most of which was accrued. In the first quarter of fiscal 2013, compensation amounted to $236,999, or 60% of total costs compared with $120,184, or 34% in the first quarter of fiscal 2012.This increase in compensation in the first quarter of fiscal 2013 was attributable largely to the addition of new management.

During the first quarter of 2013, the other major component of operating expense was professional service fees related to auditors, accounting, and legal services which amounted to $43,046, or 11% of total operating expenses versus $138,253, or 39% in the first quarter of fiscal 2012. These expenses were substantially lower in the first quarter of fiscal 2013 as we reduced reliance on third-party service providers.

R&D expenses remained relatively low as we continued to rely on Desmet Ballestra for support in R&D. It is our intention to pursue R&D as our cash position permits.

Interest Expense

In the first quarter of fiscal 2013, Interest Expense of $46,957 consisted of a non-cash expense of $26,587 relating to convertible notes and $14,600 in non-cash, accrued interest relating primarily to short term loans. Cash interest payments on our loan from the National Bank of California declined to $5,770 as the outstanding balance declined from $477,368 on Sept. 30, 2011 to $281,276 on Sept. 30, 2012. This compares with total interest expenses of $10,911 during the first quarter of fiscal 2012 composed of non-cash expenses of $180 relating to convertible notes, $1,471in miscellaneous interest expense, and $9,259 cash interest on the bank loan.

As of September 30, 2012, the gross face value of convertible notes issued was $53,000. By virtue of the variable conversion ratios contained in the provisions of the agreements, the conversion features of the notes are a derivative and classified as a derivative liability on the accompanying balance sheet. During the three months ended September 30, 2012, CTi recorded a non-cash gain on Change in Value of Derivative Liability of $10,281. The gain was offset by non-cash interest expense of $36,868 attributable to the Amortization of Discounts on the issuance of convertible notes payable as well as interest expense associated with pre-payment of the Prolific and Tripod convertible notes. During the three months ended September 30, 2011, CTi recorded a non-cash gain on Change in Value of Derivative Liability of $41,694. The gain was offset by non-cash interest expense of $41,874 associated with the convertible notes.

Liquidity and Capital Resources

CTi's primary sources of liquidity derived largely from advances on future sales from Desmet Ballestra as well as convertible promissory notes and short-term loans. See Note 7 "Short-Term Loans and Short Term Loans - related parties, and Note 8 "Convertible Notes Payable," for more information.

Cash Flow

Net cash used in operating activities during the three months ended September 30, 2012 amounted to $249,556 compared with $133,488 for the same period in fiscal 2012. For the first quarter of fiscal 2013, cash was used to pay $42,394 in fixed operating costs, $58,325 in compensation, $57,920 in professional service fees, $8,926 in manufacturing costs, $16,701 in marketing and sales and $35,355 in interest payments. We paid other obligations amounting to $32,192. For the first quarter of fiscal 2012, $133,488 was used to pay similar expenses.

Net cash used in investing activities during the three months ended September 30, 2012 was $11,050 relating to capitalized patents and $21,989 for property, plant, and equipment. During the same period ended September 30, 2011, we invested $2,085 in capitalized patents.

For the first quarter of fiscal 2013, funding was provided by $250,000 in advances against sales from Desmet along with $53,000 in convertible debt. We used the convertible note funding to repay $55,000 in existing convertible debt. We used $250,000 to pay $68,000 in principal on the bank loan. The remaining $180,000 along with a drawdown in cash of $102,595 was used to fund $249,556 in operating activities and $33,039 in financing activities. Net cash provided by financing activities during the three months ended September 30, 2011 amounted to $163,088 arising largely from the issuance of convertible notes of $52,500, $35,000 in common stock sold for cash and advances from our strategic partner of $100,000, offset by $15,750 in payments of related party short- term loans.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for smaller reporting companies.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Accounting officer have evaluated the Company's disclosure controls and procedures as defined in Rules 13a-15(b)(e) and 15d-15(b)(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the first quarter of fiscal 2013 that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

The following is a listing of unregistered security activity during the three months ended September 30, 2012.

Issuance of Common Stock for Conversion of Indebtedness

On June 6, 2012, a conversion request was submitted by the Prolific Group, LLC for $21,450 of outstanding convertible notes corresponding to 1,500,000 shares of common stock. These shares were issued but subsequently returned to the Company in the first quarter of fiscal 2013, and the note of $25,000 was paid in full in two payments of $15,000 on July 12 and $10,000 on August 7 plus a pre-payment premium of $12,593 recorded as interest expense in the Statements of Operations.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - (Removed and Reserved)

Item 5 - Other Information

None

Item 6 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

			Incorporated by Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form	Pd. Ending	Exhibit	Filing Date

3(i)(a)	Articles of Incorporation - original name of Bioenergy, Inc.		SB-2	N/A	3.1	October 19, 2006
3(i)(b)	Articles of Incorporation - Amended and Restated		10-Q	December 31, 2008	3-1	February 17, 2009
3(i)( c )	Articles of Incorporation - Amended and Restated		10-Q	June 30, 2009	3-1	May 14, 2009
3(i)(d)	Articles of Incorporation - Amended; increase in authorized shares		8K	N/A	N/A	October 29, 2009
3(i)(e)	Articles of Incorporation - Certificate of Amendment; forward split		10Q	September 30, 2009	3-1	November 16, 2009

10.1	Patent Assignment Agreement between the Company and Roman Gordon dated July 1, 2008.		8K	June 30, 2009	10.1	May 18, 2010
10.2	Patent Assignment Agreement between the Company and Igor Gorodnitsky dated July 1, 2008.		8K	June 30, 2009	10.2	May 18, 2010
10.3	Assignment of Patent Assignment Agreement between the Company and Roman Gordon		8K	June 30, 2009	10.3	May 18, 2010
10.4	Assignment of Patent Assignment Agreement between the Company and Igor Gorodnitsky		8K	June 30, 2009	10.4	May 18, 2010
10.5	Employment Agreement between the Company and Roman Gordon date March 17, 2008		10K/A	June 30, 2009	10.3	October 20, 2011
10.6	Employment Agreement between the Company and Igor Gorodnitsky dated March 17, 2008		10K/A	June 30, 2009	10.4	October 20, 2011
10.7	Employment and Confidentiality and Invention Assignment Agreement between the Company and Varvara Grichko dated April 30, 2008		10-Q	December 31, 2010	10.3	February 11, 2011
10.8	Board of Director Agreement - James Fuller		10-Q	December 31, 2011	10.12	October 20, 2011
10.90	Technology and License Agreement with Desmet Ballestra dated 14 May 2012		10-K	June 30, 2012	10.1	October 15, 2012
10.10	Short Term Loan Agreement - CEO		10-K	June 30, 2012	10.11	October 15, 2012
10.11	Loan Agreement - Desmet Ballestra - Oct. 26, 2010

14.1	Code of Business Conduct and Ethics*		10-K	June 30, 2011	14.1	September 28, 2011
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted	X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted	X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document	(1)
101.SCH**	XBRL Taxonomy Extension Schema	(1)
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	(1)
101.DEF**	XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB**	XBRL Taxonomy Extension Label Linkbase	(1)
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	(1)

*	In accordance with Regulation S-K 406 of the Securities Act of 1934, we undertake to provide to any person
	without charge, upon request, a copy of our "Code of Business Conduct and Ethics". A copy may be requested
	by sending an email to info@cavitationtechnologies.com.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(1)	Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes and schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

SIGNATURES

Pursuant to the requirements of the securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	November 13, 2012
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Principal Accounting Officer	November 13, 2012
N. Voloshin

/s/ Jim Fuller	Audit Committee Chairman, Independent Financial Expert	November 13, 2012
Jim Fuller