Form 10-Q
period 2012-12-31
Cavitation Technologies, Inc.
filed 2013-02-19
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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
YES    ☐        NO    ☒

      As of February 19, 2013, the issuer had 156,899,702 shares of common stock outstanding.

TABLE OF CONTENTS

		Page
Part I.	FINANCIAL INFORMATION	2

Item 1.	Consolidated Financial Statements	2

	Consolidated Balance Sheets at December 31, 2012 (unaudited) and June 30, 2012	2

	Consolidated Statements of Operations - Three and Six Months Ended December 31, 2012 (unaudited) and December 31, 2011 (unaudited), and the period from January 29, 2007 (Inception) through December 31, 2012 (unaudited)	3

	Consolidated Statement of Stockholders' Deficit - January 29, 2007 (Inception) through December 31, 2012 (unaudited)	4

	Consolidated Statements of Cash Flows - Six Months Ended December 31, 2012 (unaudited) and December 31, 2011 (unaudited), and the period from January 29, 2007 (Inception) through December 31, 2012 (unaudited)	8

	Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

Part II.	OTHER INFORMATION	21

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

Signatures		24

PART I - FINANCIAL INFORMATION

ITEM 1 - Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	December 31,	June 30,
	2012	2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$60,420	$137,249
Inventory	143,998	141,057
Related party advances	16,500	23,853
Total current assets	220,918	302,159

Property and equipment, net	159,602	135,615
Patents, net	133,304	123,158
Other assets	9,500	9,500
Total assets	$523,324	$570,432

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$156,439	$187,095
Accrued expenses	139,625	126,767
Accrued payroll	1,261,975	992,806
Deferred revenue	109,936	283,977
Convertible notes payable, net of discounts	-	29,083
Derivative liability	-	6,271
Related party payables	1,262	59,608
Short-term loans - related party	285,000	100,000
Short-term loans	34,521	274,521
Advances from partner	526,500	125,000
Bank loan	-	349,276
Total current liabilities	2,515,258	2,534,404

Long-term Liabilities:
Convertible note payable, net of discount	7,508	-

Commitments and contingencies, Note 11

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 0 shares issued and outstanding as of December
31, 2012 and June 30, 2012.	-	-
Common stock, $0.001 par value, 1,000,000,000 shares
authorized, 156,899,702, shares and 165,969,569 shares are
issued and outstanding as of December 31, 2012 and June
30, 2012, respectively	156,901	165,971
Additional paid-in capital	16,835,095	16,650,959
Deficit accumulated during the development stage	(18,991,438)	(18,780,902)
Total stockholders' deficit	(1,999,442)	(1,963,972)
Total liabilities and stockholders' deficit	$523,324	$570,432

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

					January 29, 2007,
					Inception,
	For the Three Months Ended		For the Six Months Ended		Through
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$693,788	$114,154	$693,788	$114,154	$1,470,930
Cost of revenue	4,939	23,014	4,939	23,014	136,647
Gross profit	688,849	91,140	688,849	91,140	1,334,283
General and administrative expenses	404,536	419,450	766,442	701,067	13,779,039
Research and development expenses	25,690	34,141	65,853	62,205	5,506,249
Total operating expenses	430,226	453,591	832,295	763,272	19,285,288
Profit (loss) from operations	258,623	(362,451)	(143,446)	(672,132)	(17,951,005)
Interest expense and other	(20,133)	(77,197)	(67,090)	(129,801)	(857,322)
Profit (loss) before Income Taxes	238,490	(439,648)	(210,536)	(801,933)	(18,808,327)
Income Tax Expense	-	-	-	-	-
Net profit (loss)	238,490	(439,648)	(210,536)	(801,933)	(18,808,327)
Deemed dividends to preferred stockholders	-	(1,500)	-	(3,000)	(183,111)
Net income (loss) available to common stockholders	$238,490	$(441,148)	$(210,536)	$(804,933)	$(18,991,438)

Net incom (loss) available to common shareholders per share:
Basic and Diluted	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and Diluted	157,887,084	158,306,426	161,488,109	156,766,312

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

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited) (Continued)

						Deficit
						Accumulated
						During the
	Series A Preferred		Common Stock		Additional Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at June 30, 2011	111,111	$111	153,799,715	$153,800	$15,954,280	$(16,848,488)	$(740,297)

Common stock issued as payment for services on July 13, 2011			379,449	380	25,968		26,348
Common stock issued as payment for services on August 19, 2011			198,879	199	10,541		10,740
Common stock issued as payment for services on August 22, 2011			230,000	230	12,191		12,421
Common stock issued as payment for services on September 29, 2011			366,924	367	13,787		14,154
Common stock issued for conversion of note payable on August 16, 2011			287,356	287	20,786		21,073
Common stock issued for conversion of note payable on August 17, 2011			391,850	392	25,949		26,341
Common stock issued for conversion of note payable on August 19, 2011			391,850	392	25,949		26,341
Common stock issued for conversion of note payable on August 22, 2011			288,401	288	17,216		17,504
Common stock issued for conversion of note payable on September 13, 2011			30,769	31	1,508		1,539
Common stock issued for conversion of note payable on September 15, 2011			46,154	46	2,262		2,308
Common stock issued for conversion of note payable on September 16 2011			76,923	77	4,538		4,615
Common stock sold for cash on August 22, 2011			600,000	600	34,400		35,000
Common stock issued for conversion of note payable on October 4, 2011			130,474	130	4,818		4,948
Common stock issued for conversion of note payable on October 5, 2011			178,891	179	6,943		7,122
Common stock issued for conversion of note payable on October 6, 2011			429,338	429	16,663		17,092
Common stock issued for conversion of note payable on October 10, 2011			35,778	36	1,388		1,424
Common stock issued for conversion of note payable on October 11, 2011			194,231	194	6,929		7,123
Common stock issued as payment for services on October 25, 2011			44,000	44	1,653		1,697
Common stock issued as payment for services on November 1, 2011			353,959	354	13,300		13,654
Common stock issued as payment for services on November 22, 2011			87,500	88	2,612		2,700
To record prepayment of convertible promissory note December 6, 2011					24,591		24,591
Common stock issued for conversion of note payable on January 25, 2012			230,769	231	6,692		6,923
Common stock issued for conversion of note payable on January 26, 2012			179,487	179	5,205		5,384
Common stock issued for conversion of note payable on January 27, 2012			102,564	103	4,000		4,103
Common stock issued for conversion of note payable on January 30, 2012			76,923	77	3,000		3,077
Common stock issued for conversion of note payable on January 31, 2012			338,462	338	13,200		13,538
Common stock issued for conversion of note payable on February 1, 2012			153,846	154	6,000		6,154
Common stock issued for conversion of note payable on February 17, 2012			50,441	50	2,063		2,113
Common stock issued for conversion of note payable on February 21, 2012			249,750	250	9,740		9,990
Common stock issued for conversion of note payable on March 5, 2012			82,124	82	2,382		2,464
Common stock issued for conversion of note payable on March 9, 2012			122,587	123	3,555		3,678
Common stock issued for conversion of note payable on March 12, 2012			183,880	184	5,333		5,517
Common stock issued for conversion of note payable on March 13, 2012			91,940	92	2,666		2,758
Common stock issued for conversion of note payable on March 16, 2012			61,538	62	1,785		1,847
Common stock issued for conversion of note payable on March 26, 2012			200,669	201	5,819		6,020
Common stock issued for conversion of note payable on March 27, 2012			66,890	67	1,940		2,007
Common stock issued for conversion of note payable on March 29, 2012			100,334	100	2,910		3,010
Common stock issued for conversion of note payable on March 30, 2012			196,399	196	5,696		5,892
Issuance of stock options as payment for services on February 16, 2012					168,928		168,928
Common stock issued as payment for services on January 5, 2012			140,792	141	5,290		5,431
Common stock issued as payment for services on February 7, 2012			87,500	88	1,937		2,025
Common stock issued as payment for services on February 16, 2012			2,000,000	2,000	44,290		46,290
Conversion of Convertible Preferred Shares to Common Shares on March 18, 2012	(111,111)	(111)	442,570	443	17,687		18,019
Common stock issued for conversion of note payable on April 3, 2012			60,096	60	1,743		1,803
Common stock issued for conversion of note payable on April 17, 2012			60,332	60	1,750		1,810
Common stock issued for conversion of note payable on April 19, 2012			66,365	66	1,925		1,991
Common stock issued for conversion of note payable on April 23, 2012			267,559	268	7,758		8,026
Common stock issued for conversion of note payable on April 23, 2012			113,311	113	3,286		3,399
Common stock issued for conversion of note payable on June 1, 2012			-	-	5,136		5,136
Issuance of stock options as payment for services on March 31, 2012			-	-	16,570		16,570
Issuance of stock options as payment for services on March 31, 2012			-	-	570		570
Issuance of stock options as payment for services on June 30, 2012			-	-	34,271		34,271
Issuance of stock options as payment for services on June 30, 2012			-	-	1,172		1,172
Common stock issued as payment for services on June 3, 2012			200,000	200	4,429		4,629
Common stock issued for conversion of note payable on June 6, 2012			1,500,000	1,500	23,960		25,460
Dividends on Preferred Stock						(4,286)	(4,286)
Net loss						(1,928,128)	(1,928,128)
Balance at June 30, 2012	-	$-	165,969,569	$165,971	$16,650,959	$(18,780,902)	$(1,963,972)
Issuance of stock options as payment for services on June 30, 2012			-	-	1,185		1,185
Issuance of stock options as payment for services on Sept 30, 2012			-	-	34,647		34,647
Common stock returned in exchange for payment of convertible debt			(1,500,000)	(1,500)	(23,960)		(25,460)
Common stock and options returned in exchange for warrants October 12, 2012			(2,000,000)	(2,000)	(39,427)		(41,427)
Common stock issued as payment for services December 18, 2012			1,000,000	1,000	29,000		30,000
Issuance of warrants with convertible debt December 17, 2012					95,002		95,002
Common stock returned in exchange for options December 18, 2012			(6,800,858)	(6,801)	6,801		-
Restricted common stock issued as payment for services December 18, 2012			231,000	231	6,699		6,930
Issuance of stock options as payment for services on December 31, 2012					74,189		74,189
Adjustment for common stock returned in 2011			(9)				-
Net loss						(210,536)	(210,536)
Balance at December 31, 2012	-	$-	156,899,702	$156,901	$16,835,095	$(18,991,438)	$(1,999,442)

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			January 29, 2007,
			Inception,
	For the Six Months Ended		Through
	December 31,		Decmeber 31,
	2012	2011	2012

Operating activities:
Net loss	$(210,536)	$(801,933)	$(18,808,327)
Adjustments to reconcile net loss to net cash			-
used in operating activities:			-
Depreciation and amortization	29,703	24,719	130,953
Warrants issued in connection with convertible notes payable	-	-	49,245
Amortization of convertible loan discount	22,126	83,396	452,575
Use of advances against revenue	(223,500)	-	(223,500)
Common stock issued for services	36,930	81,713	11,702,990
Stock option compensation	68,594	-	597,617
Warrants issued for services	-	-	337,359
Change in value of derivatives	(25,430)	(3,536)	(25,240)
Equipment write-down	-	-	5,399
Patent write-down	-	21,758	35,259
Effect of changes in:			-
Inventory	(2,941)	(32,957)	(104,578)
Prepaid expenses and other current assets	-	1,175	(20,516)
Advances to related parties	7,353	(25,560)	67,145
Bank overdraft, net	-	-	(9,500)
Accounts payable and accrued expenses	(76,144)	72,408	250,490
Accrued payroll	269,169	302,029	1,521,625
Advances	(136,533)	-	-
Deferred revenue	(37,508)	100,000	109,936
Net cash used in operating activities	(278,717)	(176,788)	(3,931,068)

Investing activities:
Purchase of property and equipment	(51,182)	(9,343)	(172,926)
Payments for systems	-	-	(152,721)
Payments for patents	(12,654)	(16,878)	(178,288)
Net cash used in investing activities	(63,836)	(26,221)	(503,935)

Financing activities:
Proceeds from (payments on) bank loan borrowings	(349,276)	(103,839)	(0)
Proceeds from sales of preferred stock	-	-	725,000
Proceeds from convertible notes payable	153,000	132,500	624,212
Payments on convertible notes payable	(108,000)	(47,500)	(163,000)
Proceeds from sales of common stock	-	35,000	2,139,690
Payments on related party short-term loans	-	(15,750)	-
Proceeds from related party short-term loans	-	-	100,000
Proceeds from short-term loans	-	100,000	398,521
Advances against sales	625,000	100,000	750,000
Payments of short term loans	(55,000)		(79,000)
Net cash provided by financing activities	265,724	200,411	4,495,423
Net (decrease) increase in cash	(76,829)	(2,598)	60,420
Cash, beginning of period	137,249	14,779	-
Cash, end of period	$60,420	$12,181	$60,420

Supplemental disclosures of cash flow information:
Cash paid for interest	$40,020	$39,056	$302,892
Cash paid for income taxes	$-	$1,600	$8,328
Supplemental disclosure of non-cash investing and financing activities:
Warrants issued in connection with preferred stock	$-	$-	$155,714
Beneficial conversion feature on preferred stock	$-	$-	$11,111
Conversion of preferred to common shares in reverse merger	$-	$-	$625,000
Proceeds from sales of preferred shares used to purchase shares of Bio	$-	$-	$400,000
Conversion of note payable to common stock	$-	$-	$278,922
Conversion of short-term loan to common stock	$-	$-	$100,000
Accrued dividends issued to preferred stockholders	$-	$3,000	$13,733
Conversion of convertible notes payable and accrued interest to common stock	$25,460	$76,044	$399,233

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2012

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

Basis of Presentation

We have prepared the accompanying consolidated unaudited financial statements of the Company in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the six months ended December 31, 2012 are not indicative of the results that may be expected for the fiscal year ending June 30, 2013. You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2012.

Note 2 -Going Concern

Management's Plan Regarding Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. The Company has no significant operating history and, from January 29, 2007, (inception), through December 31, 2012, generated a net loss of $18,991,438. Since inception, we recorded revenue of $1,470,930; with revenue in the second quarter of fiscal 2013 being $693,778. The Company also has negative cash flow from operations and negative net equity. Cumulative net cash used in operating activities of $3,931,068 was funded largely with $2.8 million in equity and $0.6 million in convertible notes, as well as short term loans in the amount of $0.5 million and advances from a strategic partner of $750K. These factors, among others, raise doubt about the Company's ability to continue as a going concern.

Management's plan is to generate income from operations by licensing our technology globally through our strategic partner, the Desmet Ballestra Group. Desmet has agreed to provide us limited monthly advances against future sales. As of December 31, 2012, advances received amounted to $750,000 of which $223,500 have been applied to current period sales and recognized as revenue. Minimum monthly advances from Desmet amount to $125,000 and should continue monthly for the duration of the agreement. In addition, in the first quarter of fiscal 2013, the Company signed an agreement with the GEA Westfalia Separator Group. The purpose of the agreement is to jointly develop and patent new process applications using CTi's technology.

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

As a result of the aforementioned factors, our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2012 expressed substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Patents

Capitalized patent costs represent legal fees associated with procuring and filing patent applications. The Company accounts for patents in accordance with Accounting Standards Codification ("ASC") 350-30, General Intangibles Other Than Goodwill. As of December, 31, 2012, the Company had incurred $133,304 in net patent costs comprised of $141,989 of gross capitalized patents and $8,685 in cumulative amortization. This compares with a net of $123,158 at June 30, 2012 comprised of $129,334 in gross capitalized costs and $6,176 in cumulative amortization. The Company has designed, developed, and patented two proprietary Nano Reactors (Nano Reactor®) and has eight US and nine PCT/international applications pending in processes such as vegetable oil refining, waste water treatment, algae oil extraction, and alcoholic beverage enhancement.

At December 31, 2012, future amortization of patent costs is estimated as follows:

Year Ended June 30,	Amount
2013	$5,289
2014	14,771
2015	22,988
2016	25,536
2017	21,711
Thereafter	42,307
Total	$132,602

Advertising and Promotion Costs

Advertising costs incurred in the normal course of operations are expensed as incurred. Advertising (and marketing) expenses amounted to $11,457, $26,964, and $217,289 for the six months ended December 31, 2012 and 2011, and the period from January 29, 2007 (date of inception) through December 31, 2012, respectively.

Related Party Advances

The outstanding balance of $16,500 at December 31, 2012 corresponds to an advance to our CEO (who presently is the Company's Chief Technology Officer).

Deferred Revenue

During fiscal 2012, we received an advance of $100,000 from Desmet Ballestra associated with a license fee for a European client. Previously, the Company had received cash payments of $147,444 relating to license fees associated with two NANO Neutralization Systems for two clients in Argentina. Since the systems were installed, have met performance specifications, and have been accepted by the client, we recognized revenue for these amounts in current quarter.

The balance of $109,936 in Deferred Revenue account represents $36,533 part of the advanced payments provided by our marketing partner Desmet Ballestra in prior periods, as well as deposits of $46,650 and $26,753 the Company received in the current quarter for new orders to be shipped to clients in the 3-rd quarter of fiscal 2013. These amounts will remain in Deferred Revenue on the accompanying consolidated balance sheet until the systems are assembled and shipped.

Fair Value Measurement

FASB Accounting Standards Codification ("ASC") 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2012 and 2011, the carrying value of certain accounts such as inventory, accounts payable, accrued expenses, accrued payroll and short-term loans approximate fair value due to the short-term nature of such instruments.

The following table presents information about the Company's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of December 31, 2012 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

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
	Fair Value	Fair Value Measurements at December 31, 2012
	as of	Using Fair Value Heirarchy
Financial Instruments	December 31, 2012	Level 1	Level 2	Level 3

Liabilities:
Derivative liability	$-	$-	$-	$-
Total	$-	$-	$-	$-

The following tables provide a reconciliation of the beginning and ending balances of our financial liabilities classified as Level 3:

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Derivative Liability

Balance at June 30, 2012	$6,271
Total (gains) losses included in interest expense and other	(10,281)
Creation - convertible note issuances	15,149
Settlements - note conversions	(11,139)
Balance at December 31, 2012	$-

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

On December 31, 2012, the Company had 12,861,815 stock options and 17,257,629 warrants outstanding to purchase common stock that were not included in the diluted net loss per common share because the earnings per share were less than $0.01.  The Company also had $100,000 of convertible notes payable, before discounts, which are convertible into 3,333,333 shares of common stock as of December 31, 2012. These items were also not included in the calculation of diluted net loss per common share because their effect would be anti-dilutive.

Note 5 - Property and Equipment

Property and equipment consisted of the following as of December 31, 2012 and June 30, 2012.

	December 31,	June 30,
	2012	2012

Leasehold improvement	$2,475	$2,475
Furniture	26,837	26,837
Office equipment	1,500	1,499
Equipment	68,380	68,380
Systems	186,208	135,027

	285,400	234,218

Less: accumulated depreciation and amortization	(125,798)	(98,603)

Property and equipment, net	$159,602	$135,615

Depreciation and amortization expense amounted to$27,195, $23,141 and $121,227 for the six months ended December 31, 2012 and 2011, and the period from January 29, 2007 (date of inception) through December 31, 2012, respectively.

Note 6 -Bank Loan

On November 1, 2011, the maturity of the variable rate loan with the National Bank of California was extended to February 1, 2013. Monthly payments included 14 principal payments of $6,000 plus interest. In addition, CTi were to make a quarterly principal payment of $50,000. During the quarter ended December 31, 2012, the outstanding balance on the loan, including interest, was fully paid off by the Company. The Company provided the National Bank of California a security interest in the assets of the Company as collateral for the loan. In addition, the personal assets of our two founders were pledged as collateral.

Note 7 - Short-Term Loans and Short Term Loans - related parties

Short Term Loans

On October 26, 2010, the Company entered into a loan agreement with Desmet Ballestra North America, Inc. under which the Company borrowed $75,000. The outstanding balance on September 30, 2012 was $55,000 with accrued interest of $6,875 and was paid off by the Company during the quarter.

As of December 31, 2012, we had received $34,521 from a third party, and we recorded these funds in Short Term Loans which are due on demand and pay an annual interest rate of 12%. Accrued interest amounts to $2,879 at December 31, 2012.

Short Term Loans - related parties

As of December 31, 2012, we had received $185,000 from West Point Partners, LLC, whose managing partner is the Company's Principal Accounting Officer. These funds are due on demand, and pay an annual interest rate of 12%. Accrued interest which is included in Accrued Expenses amounts to $15,600.

On December 28, 2011, the past CEO, Todd Zelek, extended to the company a $100,000 short-term loan due on demand at an annual interest rate of 12%. In October 2012, the terms of the loan were amended so that the balance of accrued interest at Sept 30, 2012 of $9,000 was to be repaid at $3,000 per month starting in October 2012. Interest is to accrue and be paid monthly at 15% per year, and the entire balance is due October 1, 2013. In addition, principal payments are to be made monthly in the company receives cash in excess of $125,000 per month at an amount of 25% of the excess cash. The outstanding amount at December 31, 2012 was $100,000 and Accrued Interest of $1,250 is included in Accrued Expenses, and subsequent to quarter-end the Company repaid the outstanding principal and accrued interest.

Note 8 - Convertible Notes Payable

On July 12, 2012 we entered into a convertible promissory note with Asher Enterprises, Inc. under which we issued a $53,000 convertible promissory note. The note is due April 13, 2013 and bears interest at 8% p.a. The note is convertible into shares of our common stock at a conversion price equal to 60% of the average of the lowest three (3) Trading Prices for the Common Stock during the ten Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The note was issued in reliance on Section 4(2) of the Securities Act of 1933. The note was not offered via general solicitation to the public. No sales commissions or other remuneration was paid in connection with the issuance of this note. On November 9, 2012 the note was paid in full including a pre-payment premium of $19,600 and accrued interest of $1,394.

On December 17, 2012 we issued a convertible promissory note payable to a private party in the amount of $100,000 with an interest rate of 12% p.a. and due May 31, 2014. The note is convertible into shares of our common stock at a conversion price of $0.03 any time during the life of the note. The note was issued in reliance on Section 4(2) of the Securities Act of 1933. The note was not offered via general solicitation to the public. No sales commissions or other remuneration was paid in connection with the issuance of this note.

Also, 3,333,333 warrants were issued in connection with the note, and that as a result, a discount in the amount of $95,002 was recorded against this note. The balance of the discount at December 31, 2012 is $92,492.

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

Stock Options

A summary of the stock option activity for the six months ended December 31, 2012 is presented below.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding June 30, 2012	13,560,957	$ 0.10	8.95

- Granted	9,300,858	0.03	10.00
- Forfeited	(10,000,000)	0.03	4.00
- Exercised	-	-	-
- Expired	-	-	-

Outstanding December 31, 2012	12,861,815	$ 0.10	8.56

Vested at December 31, 2012	11,111,815

Exercisable at December 31, 2012	11,111,815	$ 0.09	9.03

The following table summarizes information about outstanding stock options as of December 31, 2012.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.03	11,050,858	9.27	$0.03	9,300,858	$0.03
$0.33	637,297	3.81	$0.33	637,297	$0.33
$0.67	1,173,660	4.13	$0.67	1,173,660	$0.67
	12,861,815			11,111,815

Warrants

A summary of the warrant activity for the six months ended December 31, 2012 is presented below.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)
Outstanding at June 30, 2012	11,222,287	$0.42	0.62
Granted	10,833,333	-	-
Exercised	-	-	-
Expired	4,797,991	0.42	-
Outstanding at December 31, 2012	17,257,629	$0.19	5.10

Vested and expected to vest at December 31, 2012	17,257,629	$0.19	5.10

Exercisable at December 31, 2012	17,257,629	$0.19	5.10

The following table summarizes information about outstanding warrants as of December 31, 2012.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.05 - 0.07	10,833,333	7.69	$0.06	10,833,333	$0.06
$0.20 - 0.37	1,939,374	0.86	$0.29	1,939,374	$0.29
$0.42 - 0.58	4,484,922	0.69	$0.47	4,484,922	$0.47
	17,257,629			17,257,629

Note 10 - Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 270, Interim Financial Reporting, the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter based upon the mix and timing of actual earnings versus annual projections. The Company has estimated its annual effective tax rate to be zero. This is based on an expectation that the Company will generate net operating losses in the year ending June 30, 2013, and it is not more likely than not that those losses will be recovered using future taxable income. Therefore, no provision for income tax or tax liability has been recorded as of and for the period ended December 31, 2012.

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

Note 11 - Commitments and Contingencies

Lease Agreements

Total rent expense was $27,065, $30,643, and $338,707 for the six months ended December 31, 2012 and 2011, and for the period from January 29, 2007 (date of inception) through December 31, 2012, respectively. The Company's lease agreement extends through February 1, 2013 with monthly rental payments of $4,378.

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two parties, our President as well as our former CEO/current CTO, where certain devices and methods involved in the hydrodynamic cavitation processes invented by these two individuals have been assigned to the Company. In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of these two individuals for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010. The Company's CTO and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through December 31, 2012.

On April 30, 2008 (as amended November 22, 2010), our wholly owned subsidiary entered into an employment agreement with the Director of Chemical and Analytical Department (the "Inventor")who shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of December 31, 2012, no patents have been granted in which this person is the legally named inventor.

Licensing Agreement

On May 14, 2012, we signed a 3-year R and D, Marketing and Technology License Agreement (the "Agreement") with n.v. Desmet Ballestra Group, s.a. ("Desmet"). The Agreement provides Desmet (licensee) an exclusive license and right to develop, design and supply systems which incorporate Nano Reactor® devices on a global basis but limited to oils and fats and oleo chemical applications. CTi (licensor) remains owner of the current patents and patent applications but Desmet will be co-owner of any new process patent applications jointly developed. Desmet has agreed to provide limited monthly advance payments on future sales to CTi, if necessary. Payments made by Desmet during the six months ended December 31, 2012 amounted to $625,000.

Note 12 - Subsequent Events

On January 2, 2013 the company shipped a skid unit containing the Nano Neutralization® System to a customer in South Dakota and received $124,910 payment from the Desmet Ballestra Group in addition to $46,657 down payment received and included in deferred revenue at December 31, 2012.

On January 31, 2013 the company received $178,500 for the purchase order for licensing fee previously issued relating to a sale of the Nano Neutralization® System to a client in Argentina.

On January 16, 2013, the Company paid off $100,000 note plus accrued interest of $605 to Todd Zelek, ex-CEO.

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

During the quarter ended December 31, 2012, we recorded $693,788 in revenue. Cumulative loss since inception on January 29, 2007 is $18,991,438 including non-monetary cash expense of $11,702,990 in common stock issued for services. Cumulative net cash used in operating activities of $3,931,068 was funded largely with $2.8 million in equity and $0.6 million in convertible notes, as well as short term loans in the amount of $0.5 million and advances from a strategic partner of $750K.

Management's Plan

We are a development stage entity engaged in merchandising our NANO Neutralization System which is designed to help refine vegetable oils such as soybean, canola, and rapeseed. Our near term goal is to successfully merchandise our systems. We have no significant operating history and, from January 29, 2007, (inception), through December 31, 2012 generated a net loss of $18,991,438. We also have negative cash flow from operations and negative net equity. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.

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

Critical Accounting Policies

CTi's critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended June 30, 2012, and did not change for the six months ended December 31, 2012.

Results of Operations

The following is a comparison of our results of operations for the three months ended December 31, 2012 and 2011.

	For the Three Months Ended
	December 31,
	2012	2011	$ Change	% Change
	(Unaudited)	(Unaudited)

Revenue	$693,788	$114,154	$579,634	507.8%
Cost of sales	4,939	23,014	(18,075)	-78.5%
Gross profit	688,849	91,140	597,709	655.8%
General and administrative expenses	404,536	419,450	(14,914)	-3.6%
Research and development expenses	25,690	34,141	(8,451)	-24.8%
Total operating expenses	430,226	453,591	(23,365)	-5.2%
Loss from operations	258,623	(362,451)	621,074	-171.4%
Interest expense and other	(20,133)	(77,197)	57,064	-73.9%
Loss before income taxes	238,490	(439,648)	678,138	-154.2%
Income tax expense	-	-	-	0.0%
Net loss	$238,490	$(439,648)	$678,138	-154.2%

Revenue

During the three months ended December 31, 2012, our revenue consisted primarily of NANO Neutralization System reactor sales of $693,788 to clients in Argentina, as well as final acceptance of our systems by clients in Europe and the US. This compares with $114K recorded during the same period in fiscal 2011 associated primarily with the sale of a NANO Neutralization System to a customer located in Argentina.

Cost of Revenue

During the three months ended December 31, 2012, our cost of sales amounted to $4,939 which was the result of the revenue transactions described above. Three of the units for which licensing revenue was recognized were sold in fiscal 2012, and as a result much of the associated cost was expensed in a prior year.

Operating Expenses

Operating expenses for the three months ended December 31, 2012 amounted to $430,226 compared with $453,591 for the same period in 2011, a decrease of $23,365, or 5.2%. The decrease was attributable to a $30,330 reduction in G&A and $8,451 drop in R&D expenses.

In both periods, the major expense component was compensation, most of which was accrued. In the second quarter of fiscal 2013, compensation amounted to $220,316, or 48% of total costs compared with $153,596, or 29% in the second quarter of fiscal 2012. This increase in compensation in the second quarter of fiscal 2013 was attributable largely to the addition of new management.

During the second quarter of 2013, the other major component of operating expense was professional service fees related to auditors, accounting, and legal services which amounted to $39,770, or 9% of total operating expenses versus $61,104, or 12% in the second quarter of fiscal 2012. These expenses were substantially lower in the second quarter of fiscal 2013 as we reduced reliance on third-party service providers. Other significant expenses for the second quarter of 2013 were Automobile, Consulting, Insurance (mostly health insurance which is majority accrued) and Travel. These expenses cumulatively amounted to about $110K, or 25% of all operating expenses for the quarter.

R&D expenses remained relatively low at $25,690 as we continued to rely on Desmet Ballestra for support in R&D. It is our intention to pursue R&D as our cash position permits.

Interest Expense

In the second quarter of fiscal 2013, Interest Expense amounted to $20,133, a decrease of $57,064 compared to $77,197 in the second quarter of fiscal 2012. It consisted of a non-cash expense of $12,972 relating to convertible notes, $10,336 in non-cash, accrued interest relating primarily to short term loans, and cash interest paid to convertible note holders in the amount of $19,995. This compares with total cash payments of $23,750 as a prepayment premium for convertible note repayment in Q2 of fiscal 2012. The decrease was attributable largely to lower non-cash charges of $12,972 on amortization of discount on convertible notes payable compared to $44,152 in second quarter of fiscal 2012, and forgiveness of accrued interest in the amount of $6,875 by our marketing partner. Cash interest payments on our loan from the National Bank of California declined to $5,250 versus $6,047 during the 2nd quarter of fiscal 2012 as the outstanding balance declined from $382,271 on December 31, 2011 to $0 on December 31, 2012.

Results of Operations for the Six Months Ended December 31, 2012 Compared to the Six Months Ended December 31, 2011

The following is a comparison of our results of operations for the six months ended December 31, 2012 and 2011.

	For the Six Months Ended
	December 31,
	2012	2011	$ Change	% Change
	(Unaudited)	(Unaudited)

Revenue	$693,788	$114,154	$579,634	507.8%
Cost of sales	4,939	23,014	(18,075)	-78.5%
Gross profit	688,849	91,140	597,709	655.8%
General and administrative expenses	766,442	701,067	65,375	9.3%
Research and development expenses	65,853	62,205	3,648	5.9%
Total operating expenses	832,295	763,272	69,023	9.0%
Loss from operations	(143,446)	(672,132)	528,686	-78.7%
Interest expense	(67,090)	(129,801)	62,711	-48.3%
Loss before income taxes	(210,536)	(801,933)	591,397	-73.7%
Income tax expense	-	-	-	0.0%
Net loss	$(210,536)	$(801,933)	$591,397	-73.7%

Revenue

During the six months ended December 31, 2012, our revenue consisted primarily of NANO Neutralization System reactor sales of $693,788 to clients in Argentina, as well as final acceptance of our systems by clients in Europe and the US. This compares with $114K recorded during the same period in fiscal 2011 associated primarily with the sale of a NANO Neutralization System to a customer located in Argentina.

Cost of Revenue

During the six months ended December 31, 2012, our cost of sales amounted to $4,939 which was the result of the revenue transactions described above. Three of the units for which licensing revenue was recognized were sold in fiscal 2012, and as a result much of the associated cost was expensed in a prior year.

Operating Expenses

Operating expenses for the six months ended December 31, 2012 amounted to $832,295 compared with $763,272 for the same period in 2011, an increase of $69,023, or 9.3%. The increase was attributable to a $60,482 increase in G&A and $3,648 increase in R&D expenses.

The primary expenditures during the first half of fiscal 2013 were $180K for professional service fees such as auditors, attorneys, and SEC related services, consulting fees, and automobile and travel expenses, and $495K in salaries and salary related expenses. These expenses for the first half of fiscal 2012 were $235K and $312 respectively. This increase in compensation in the first half of fiscal 2013 was attributable largely to the addition of new management.

Interest Expense

Interest expense decreased by $62,711, or 48%, for the six months ended December 31, 2012 as compared to 2011. Interest expense for the six months ended December 31, 2012 consisted of a non-cash expense of $22,125 relating to convertible notes, $20,936 in mostly non-cash, accrued interest relating primarily to short term loans, and cash interest paid to convertible note holders in the amount of $47,710. Cash interest payments on our loan from the National Bank of California declined to $11,020 during the 2nd half of fiscal 2012 as the outstanding balance declined from $382,271 on December 31, 2011 to $281,276 on December 31, 2012.

The major uses of cash in the first half of fiscal 2012, by comparison, included $15,306 in interest expense to National Bank of California related to a loan and $23,750 in interest expense in the form of a pre-payment premium for repayment of a $47,500 convertible promissory note to Asher Enterprises.

Liquidity and Capital Resources

CTi's primary sources of liquidity derived largely from payments for reactors and licensing fees, as well as advances on future sales from Desmet Ballestra, and convertible promissory notes and short-term loans. See Note 7 "Short-Term Loans and Short Term Loans - related parties" and Note 8 "Convertible Notes Payable," for more information.

Common Stock

During the six months ended December 31, 2012, we did not issue any stock for cash, compared with 600,000 shares of common stock for $35,000 for the six months ended December 31, 2011. In August of 2012 the 1,500,000 shares issued to Prolific for note conversion were returned to the company and the note was reinstated (and subsequently paid off).

Share-based Compensation

During the six months ended December 31, 2012 we issued 1,231,000 shares of restricted common stock valued at $36,930 as payment to service providers, of which 231,000 were issued to Director of R&D. Also, 6,800,858 shares of restricted stock previously issued to the Company's CTO, President and a service provider were cancelled and replaced with 6,800,858 options vested immediately. In addition, the company's CTO and President received additional 2,500,000 options with immediate vesting for services provided during 5 years. We also previously issued 10,000,000 options to our ex-CEO as well as 2,000,000 restricted shares. As part of the separation agreement with CEO on October 12, 2012, the aforementioned options and shares were cancelled and replaced with 7,500,000 warrants. During the six months ended December 31, 2011 we issued 1,660,711 shares of restricted common stock valued at $81,713 as payment to service providers.

Cash Flow

Net cash used by operating activities during the six months ended December 31, 2012 amounted to $278,717 compared with $176,788 cash used up for the same period in fiscal 2012. Funding for the operating and investing activities in the first half of fiscal 2013 was provided by $625,000 in advances against sales from Desmet, some of which were recognized as revenue, as well as by $212K received from Desmet for the reactors sold and as licensing fee.

For the first half of fiscal 2013, cash was used to pay $162,745 in fixed operating costs, $93,989 in compensation, $127,507 in professional service fees, $32,649 in manufacturing costs, $31,709 in marketing and sales and $79,409 in interest payments. We paid other obligations amounting to $32,192. Net cash used in investing activities during the six months ended December 31, 2012 was $63,836 relating to capitalized patents and $51,182 for property, plant, and equipment.

For the first half of fiscal 2013, financing activities were funded by $625K in advances against sales from Desmet along with $153,000 in convertible debt. We used the convertible note funding to repay $55,000 in existing convertible debt. We used the advances from Desmet and convertible note proceeds to pay off $350K of principal on the bank loan and $53,000 in repayment of a convertible note payable as well as interest on various notes and $55K in short term loans. Net cash provided by financing activities during the six months ended December 31, 2012 amounted to $266K. By comparison, the major non-financial uses of cash for the first half of fiscal 2012 were $104K in repayment of principal on the bank loan and $47,500 in repayment of a convertible note payable. Cumulative uses of cash of about $350,000 for the first 6 months of fiscal 2012 were funded by a $100,000 advance relating to a license for a client in Europe, $132,500 in funding from convertible notes payable, $100,000 in a short term loan from our CEO, and $35,000 in the sale of common stock.

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

 Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the second quarter of fiscal 2013 that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

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

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds

The following is a listing of unregistered security activity during the six months ended December 31, 2012.

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

Issuance of Restricted Common Stock for Services

On December 18, 2012, we issued 650,000 shares of common stock with a recorded value of $19,500 to Star Funding LLC for professional services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned service provider. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these issuances.

On December 18, 2012, we issued 350,000 shares of common stock with a recorded value of $10,500 to Pinnacle Financial Group for professional services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned service provider. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these issuances.

On December 18, 2012, we issued 231,000 shares of common stock with a recorded value of $6,930 to Varvara Grichko, with 50,000 shares issued for services on the Company's Board of Directors, and 181,000 shares issued for services as a Chief Chemist. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned service provider. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these issuances.

Cancellation of Common Stock

On October 12, 2012, we cancelled 2,000,000 shares of common stock with a recorded value of $46,290 previously issued to Todd Zelek, our former CEO for employment services.

On December 18, 2012, we cancelled 3,000,000 shares of common stock with a recorded value of $69,444 previously issued to Roman Gordon for employment services.

On December 18, 2012, we cancelled 3,000,000 shares of common stock with a recorded value of $69,444 previously issued to Igor Gorodnitsky, Company's President, for employment services.

On December 18, 2012, we cancelled 800,858 shares of common stock with a recorded value of $18,536 previously issued to Sergei Chernov for consulting services.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosures

Not spplicable

Item 5 - Other Information

None

Item 6 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

			Incorporated by Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form	Pd. Ending	Exhibit	Filing Date

3(i)(a)	Articles of Incorporation - original name of Bioenergy, Inc.		SB-2	N/A	3.1	October 19, 2006
3(i)(b)	Articles of Incorporation - Amended and Restated		10-Q	December 31, 2008	3-1	February 17, 2009
3(i)( c )	Articles of Incorporation - Amended and Restated		10-Q	June 30, 2009	3-1	May 14, 2009
3(i)(d)	Articles of Incorporation - Amended; increase in authorized shares		8-K	N/A	N/A	October 29, 2009
3(i)(e)	Articles of Incorporation - Certificate of Amendment; forward split		10-Q	September 30, 2009	3-1	November 16, 2009

10.1	Patent Assignment Agreement between the Company and Roman Gordon dated July 1, 2008.		8-K	June 30, 2009	10.1	May 18, 2010
10.2	Patent Assignment Agreement between the Company and Igor Gorodnitsky dated July 1, 2008.		8-K	June 30, 2009	10.2	May 18, 2010
10.3	Assignment of Patent Assignment Agreement between the Company and Roman Gordon		8-K	June 30, 2009	10.3	May 18, 2010
10.4	Assignment of Patent Assignment Agreement between the Company and Igor Gorodnitsky		8-K	June 30, 2009	10.4	May 18, 2010
10.5	Employment Agreement between the Company and Roman Gordon date March 17, 2008		10K/A	June 30, 2009	10.3	October 20, 2011
10.6	Employment Agreement between the Company and Igor Gorodnitsky dated March 17, 2008		10K/A	June 30, 2009	10.4	October 20, 2011
10.7	Employment and Confidentiality and Invention Assignment Agreement between the Company and Varvara Grichko dated April 30, 2008		10-Q	December 31, 2010	10.3	February 11, 2011
10.8	Board of Director Agreement - James Fuller		10-Q	December 31, 2011	10.12	October 20, 2011
10.9	Technology and License Agreement with Desmet Ballestra dated 14 May 2012		10-K	June 30, 2012	10.1	October 15, 2012
10.10	Short Term Loan Agreement - CEO		10-K	June 30, 2012	10.11	October 15, 2012
10.11	Loan Agreement - Desmet Ballestra - Oct. 26, 2010

14.1	Code of Business Conduct and Ethics*		10-K	June 30, 2011	14.1	September 28, 2011
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted	X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted	X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document	X
101.SCH**	XBRL Taxonomy Extension Schema	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X

*	In accordance with Regulation S-K 406 of the Securities Act of 1934, we undertake to provide to any person
	without charge, upon request, a copy of our "Code of Business Conduct and Ethics". A copy may be requested
	by sending an email to info@cavitationtechnologies.com.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	February 19, 2013
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Principal Accounting Officer	February 19, 2013
N. Voloshin

/s/ Jim Fuller	Audit Committee Chairman, Independent Financial Expert	February 19, 2013
Jim Fuller