Form 10-Q
period 2013-03-31
Cavitation Technologies, Inc.
filed 2013-05-15
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
YES    ☐        NO    ☒

      As of May 15, 2013, the issuer had 156,899,702 shares of common stock outstanding.

TABLE OF CONTENTS

		Page
Part I.	FINANCIAL INFORMATION	2

Item 1.	Consolidated Financial Statements	2

	Consolidated Balance Sheets at March 31, 2013 (unaudited) and June 30, 2012	2

	Consolidated Statements of Operations - Three and Nine Months Ended March 31, 2013 (unaudited) and March 31, 2012 (unaudited), and the period from January 29, 2007 (Inception) through March 31, 2013 (unaudited)	3

	Consolidated Statement of Stockholders' Deficit - January 29, 2007 (Inception) through March 31, 2013 (unaudited)	4

	Consolidated Statements of Cash Flows - Nine Months Ended March 31, 2013 (unaudited) and March 31, 2012 (unaudited), and the period from January 29, 2007 (Inception) through March 31, 2013 (unaudited)	8

	Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

Part II.	OTHER INFORMATION	21

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

Signatures		24

PART I - FINANCIAL INFORMATION

ITEM 1 - Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	March 31,	June 30,
	2013	2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$301,006	$137,249
Inventory	154,209	141,057
Related party advances	46,525	23,853
Total current assets	501,740	302,159

Property and equipment, net	143,455	135,615
Patents, net	147,547	123,158
Other assets	9,500	9,500
Total assets	$802,242	$570,432

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$165,263	$187,095
Accrued expenses	81,102	126,767
Accrued payroll	1,261,975	992,806
Deferred revenue	36,533	283,977
Convertible notes payable, net of discounts	-	29,083
Derivative liability	-	6,271
Related party payables	1,147	59,608
Short term loans - related party	185,000	100,000
Short-term loans	34,521	274,521
Advances from partner	840,663	125,000
Bank loan	-	349,276
Total current liabilities	2,606,204	2,534,404

Long-term Liabilities:
Convertible note payable, net of discount	23,630	-

Commitments and contingencies, Note 11

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2013 and June 30, 2012.	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 156,899,702, shares and 164,469,569 shares are issued and outstanding as of March 31, 2013 and June 30, 2012, respectively	156,901	165,971
Additional paid-in capital	16,836,280	16,650,959
Deficit accumulated during the development stage	(18,820,773)	(18,780,902)
Total stockholders' deficit	(1,827,592)	(1,963,972)
Total liabilities and stockholders' deficit	$802,242	$570,432

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

					January 29, 2007,
					Inception,
	For the Three Months Ended		For the Nine Months Ended		Through
	March 31,		March 31,		March 31,
	2013	2012	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$529,327	$51,818	$1,223,115	$165,972	$2,000,257
Cost of revenue	16,726	12,260	21,665	35,274	153,373
Gross profit	512,601	39,558	1,201,450	130,698	1,846,884
General and administrative expenses	296,647	502,820	1,063,089	1,203,887	14,075,686
Research and development expenses	18,341	64,735	84,194	126,940	5,524,590
Total operating expenses	314,988	567,555	1,147,283	1,330,827	19,600,276
Profit (Loss) from operations	197,613	(527,997)	54,167	(1,200,129)	(17,753,392)
Interest expense and other	(26,948)	(25,337)	(94,038)	(155,138)	(884,270)
Profit (Loss) before Income Taxes	170,665	(553,334)	(39,871)	(1,355,267)	(18,637,662)
Income Tax Expense	-	-	-	-	-
Net Profit (Loss)	170,665	(553,334)	(39,871)	(1,355,267)	(18,637,662)
Deemed dividends to preferred stockholders	-	(1,286)	-	(4,286)	(183,111)
Net Profit (Loss) available to common stockholders	$170,665	$(554,620)	$(39,871)	$(1,359,553)	$(18,820,773)

Net Profit (Loss) available to common shareholders per share:
Basic and Diluted	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and Diluted	156,899,702	160,767,919	161,342,944	158,090,480

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

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited) (Continued)

						Deficit
						Accumulated
						During the
	Series A Preferred		Common Stock		Additional Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at June 30, 2011	111,111	$111	153,799,715	$153,800	$15,954,280	$(16,848,488)	$(740,297)

Common stock issued as payment for services on July 13, 2011			379,449	380	25,968		26,348
Common stock issued as payment for services on August 19, 2011			198,879	199	10,541		10,740
Common stock issued as payment for services on August 22, 2011			230,000	230	12,191		12,421
Common stock issued as payment for services on September 29, 2011			366,924	367	13,787		14,154
Common stock issued for conversion of note payable on August 16, 2011			287,356	287	20,786		21,073
Common stock issued for conversion of note payable on August 17, 2011			391,850	392	25,949		26,341
Common stock issued for conversion of note payable on August 19, 2011			391,850	392	25,949		26,341
Common stock issued for conversion of note payable on August 22, 2011			288,401	288	17,216		17,504
Common stock issued for conversion of note payable on September 13, 2011			30,769	31	1,508		1,539
Common stock issued for conversion of note payable on September 15, 2011			46,154	46	2,262		2,308
Common stock issued for conversion of note payable on September 16 2011			76,923	77	4,538		4,615
Common stock sold for cash on August 22, 2011			600,000	600	34,400		35,000
Common stock issued for conversion of note payable on October 4, 2011			130,474	130	4,818		4,948
Common stock issued for conversion of note payable on October 5, 2011			178,891	179	6,943		7,122
Common stock issued for conversion of note payable on October 6, 2011			429,338	429	16,663		17,092
Common stock issued for conversion of note payable on October 10, 2011			35,778	36	1,388		1,424
Common stock issued for conversion of note payable on October 11, 2011			194,231	194	6,929		7,123
Common stock issued as payment for services on October 25, 2011			44,000	44	1,653		1,697
Common stock issued as payment for services on November 1, 2011			353,959	354	13,300		13,654
Common stock issued as payment for services on November 22, 2011			87,500	88	2,612		2,700
To record prepayment of convertible promissory note December 6, 2011					24,591		24,591
Common stock issued for conversion of note payable on January 25, 2012			230,769	231	6,692		6,923
Common stock issued for conversion of note payable on January 26, 2012			179,487	179	5,205		5,384
Common stock issued for conversion of note payable on January 27, 2012			102,564	103	4,000		4,103
Common stock issued for conversion of note payable on January 30, 2012			76,923	77	3,000		3,077
Common stock issued for conversion of note payable on January 31, 2012			338,462	338	13,200		13,538
Common stock issued for conversion of note payable on February 1, 2012			153,846	154	6,000		6,154
Common stock issued for conversion of note payable on February 17, 2012			50,441	50	2,063		2,113
Common stock issued for conversion of note payable on February 21, 2012			249,750	250	9,740		9,990
Common stock issued for conversion of note payable on March 5, 2012			82,124	82	2,382		2,464
Common stock issued for conversion of note payable on March 9, 2012			122,587	123	3,555		3,678
Common stock issued for conversion of note payable on March 12, 2012			183,880	184	5,333		5,517
Common stock issued for conversion of note payable on March 13, 2012			91,940	92	2,666		2,758
Common stock issued for conversion of note payable on March 16, 2012			61,538	62	1,785		1,847
Common stock issued for conversion of note payable on March 26, 2012			200,669	201	5,819		6,020
Common stock issued for conversion of note payable on March 27, 2012			66,890	67	1,940		2,007
Common stock issued for conversion of note payable on March 29, 2012			100,334	100	2,910		3,010
Common stock issued for conversion of note payable on March 30, 2012			196,399	196	5,696		5,892
Issuance of stock options as payment for services on February 16, 2012					168,928		168,928
Common stock issued as payment for services on January 5, 2012			140,792	141	5,290		5,431
Common stock issued as payment for services on February 7, 2012			87,500	88	1,937		2,025
Common stock issued as payment for services on February 16, 2012			2,000,000	2,000	44,290		46,290
Conversion of Convertible Preferred Shares to Common Shares on March 18, 2012	(111,111)	(111)	442,570	443	17,687		18,019
Common stock issued for conversion of note payable on April 3, 2012			60,096	60	1,743		1,803
Common stock issued for conversion of note payable on April 17, 2012			60,332	60	1,750		1,810
Common stock issued for conversion of note payable on April 19, 2012			66,365	66	1,925		1,991
Common stock issued for conversion of note payable on April 23, 2012			267,559	268	7,758		8,026
Common stock issued for conversion of note payable on April 23, 2012			113,311	113	3,286		3,399
Common stock issued for conversion of note payable on June 1, 2012			-	-	5,136		5,136
Issuance of stock options as payment for services on March 31, 2012			-	-	16,570		16,570
Issuance of stock options as payment for services on March 31, 2012			-	-	570		570
Issuance of stock options as payment for services on June 30, 2012			-	-	34,271		34,271
Issuance of stock options as payment for services on June 30, 2012			-	-	1,172		1,172
Common stock issued as payment for services on June 3, 2012			200,000	200	4,429		4,629
Common stock issued for conversion of note payable on June 6, 2012			1,500,000	1,500	23,960		25,460
Dividends on Preferred Stock						(4,286)	(4,286)
Net loss						(1,928,128)	(1,928,128)
Balance at June 30, 2012	-	$-	165,969,569	$165,971	$16,650,959	$(18,780,902)	$(1,963,972)
Issuance of stock options as payment for services on June 30, 2012			-	-	1,185		1,185
Issuance of stock options as payment for services on Sept 30, 2012			-	-	34,647		34,647
Common stock returned in exchange for payment of convertible debt			(1,500,000)	(1,500)	(23,960)		(25,460)
Common stock and options returned in exchange for warrants October 12, 2012			(2,000,000)	(2,000)	(39,427)		(41,427)
Common stock issued as payment for services December 18, 2012			1,000,000	1,000	29,000		30,000
Issuance of warrants with convertible debt December 17, 2012					95,002		95,002
Common stock returned in exchange for options December 18, 2012			(6,800,858)	(6,801)	6,801		-
Restricted common stock issued as payment for services December 18, 2012			231,000	231	6,699		6,930
Issuance of stock options as payment for services on December 31, 2012					74,189		74,189
Adjustment for common stock returned in 2011			(9)				-
Issuance of stock options as payment for services on March 31, 2013					1,185		1,185
Net Loss						(39,871)	(39,871)
Balance at March 31, 2013	-	$-	156,899,702	$156,901	$16,836,280	$(18,820,773)	$(1,827,592)

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			January 29, 2007,
			Inception,
	For the Nine Months Ended		Through
	March 31,		March 31,
	2013	2012	2013

Operating activities:
Net loss	$(39,871)	$(1,355,267)	$(18,637,662)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	47,106	37,730	148,356
Warrants issued in connection with convertible notes payable	-	-	49,245
Amortization of convertible loan discount	38,258	95,345	468,707
Use of advances against revenue	(284,337)	-	(284,337)
Common stock issued for services	36,930	135,459	11,702,990
Stock option compensation	69,779	168,928	598,802
Warrants issued for services	-	-	337,359
Change in value of derivatives	(25,430)	(18,489)	(25,240)
Equipment write-down	-	-	5,399
Patent write-down	-	21,758	35,258
Effect of changes in:			-
Inventory	(13,152)	(32,982)	(114,789)
Prepaid expenses and other current assets	-	(5,516)	(20,516)
Advances to related parties	7,353	(21,120)	67,145
Deposits	-	-	(9,500)
Accounts payable and accrued expenses	(125,989)	150,811	200,645
Accrued payroll	269,169	484,201	1,521,625
Deferred revenue	(247,444)	130,493	36,534
Net cash used in operating activities	(267,628)	(208,649)	(3,919,979)

Investing activities:
Purchase of property and equipment	(51,186)	(17,719)	(172,930)
Payments for systems	-	-	(152,721)
Payments for patents	(28,153)	(23,750)	(193,787)
Advance to Related Party	(30,000)	-	(30,000)
Net cash used in investing activities	(109,339)	(41,469)	(549,438)

Financing activities:
Proceeds from (payments on) bank loan borrowings	(349,276)	(115,839)	(0)
Proceeds from sales of preferred stock	-	-	725,000
Proceeds from convertible notes payable	153,000	132,500	624,212
Payments on convertible notes payable	(108,000)	(47,500)	(163,000)
Proceeds from sales of common stock	-	35,000	2,139,690
Payments on related party short-term loans	-	(15,750)	-
Proceeds from related party short-term loans	(100,000)	-	-
Proceeds from short-term loans	-	157,000	398,521
Advances againat sales	1,000,000	100,000	1,125,000
Payments of short term loans	(55,000)	(5,000)	(79,000)
Net cash provided by financing activities	540,724	240,411	4,770,423
Net increase in cash	163,757	(9,707)	301,006
Cash, beginning of period	137,249	14,779	-
Cash, end of period	$301,006	$5,072	$301,006

Supplemental disclosures of cash flow information:
Cash paid for interest	$44,359	$23,494	$307,231
Cash paid for income taxes	$-	$1,600	$8,328
Supplemental disclosure of non-cash investing and financing activities:
Warrants issued in connection with preferred stock	$-	$-	$155,714
Beneficial conversion feature on preferred stock	$-	$-	$11,111
Conversion of preferred to common shares in reverse merger	$-	$-	$625,000
Proceeds from sales of preferred shares used to purchase shares of Bio	$-	$-	$400,000
Conversion of note payable to common stock	$-	$-	$278,922
Conversion of short-term loan to common stock	$-	$-	$100,000
Accrued dividends issued to preferred stockholders	$-	$4,286	$13,733
Conversion of convertible notes payable and accrued interest to common stock	$25,460	$120,593	$399,233

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2013

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

Basis of Presentation

We have prepared the accompanying consolidated unaudited financial statements of the Company in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the nine months ended March 31, 2013 are not indicative of the results that may be expected for the fiscal year ending June 30, 2013. You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2012.

Note 2 - Going Concern

Management's Plan Regarding Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. The Company has no significant operating history and, from January 29, 2007, (inception), through March 31, 2013, generated a net loss of $18,820,773. Since inception, we recorded revenue of $2,000,257; with revenue in the third quarter of fiscal 2013 being $529,327. The Company also has negative cash flow from operations and negative net equity. Cumulative net cash of $3,919,979 used in operating activities, and of $549,438 used in investing activities was funded largely with $2.9 million in equity and $0.6 million in convertible notes, as well as short term loans in the amount of $0.4 million and advances from a strategic partner of over $1 Million. These factors, among others, raise doubt about the Company's ability to continue as a going concern.

Management's plan is to generate income from operations by licensing our technology globally through our strategic partner, the Desmet Ballestra Group. Through May 2015, Desmet has agreed to provide us limited monthly advances against future sales. As of March 31, 2013, advances received amounted to $1,125,000 of which $284,337 have been applied to current period sales and recognized as revenue. Minimum monthly advances from Desmet amount to $125,000 and should continue monthly for the duration of the agreement. In addition, in the first quarter of fiscal 2013, the Company signed an agreement with the GEA Westfalia Separator Group. The purpose of the agreement is to jointly develop and patent new process applications using CTi's technology.

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

Note 3 - Summary of Significant Accounting Policies

Patents

Capitalized patent costs represent legal fees associated with procuring and filing patent applications. The Company accounts for patents in accordance with Accounting Standards Codification ("ASC") 350-30, General Intangibles Other Than Goodwill. As of March 31, 2013, the Company had incurred $147,547 in net patent costs comprised of $157,487 of gross capitalized patents and $9,940 in cumulative amortization. This compares with a net of $123,158 at June 30, 2012 comprised of $129,334 in gross capitalized costs and $6,176 in cumulative amortization. The Company has designed, developed, and patented two proprietary Nano Reactors (Nano Reactor®) and has five US and eleven PCT/international applications pending in processes such as vegetable oil refining, waste water treatment, algae oil extraction, and alcoholic beverage enhancement.

At March 31, 2013, future amortization of patent costs is estimated as follows:

Year Ended June 30,	Amount
2013	$5,289
2014	14,771
2015	22,988
2016	25,536
2017	21,711
Thereafter	57,252
Total	$147,547

Advertising and Promotion Costs

Advertising costs incurred in the normal course of operations are expensed as incurred. Advertising (and marketing) expenses amounted to $23,883, $33,339, and $294,435 for the nine months ended March 31, 2013 and 2012, and the period from January 29, 2007 (date of inception) through March 31, 2013, respectively.

Related Party Advances

The outstanding balance of $46,525 at March 31, 2013 corresponds to an advance of $16,500 to our CEO (who presently is the Company's Chief Technology Officer), and of $30,000 to the Company's President, plus accrued interest.

Deferred Revenue and Advances from Customer

During second quarter of fiscal 2013, we received deposits of $46,651 and $26,753 from Desmet Ballestra for new orders to be shipped to clients in the 3-rd quarter of fiscal 2013. Since the systems were shipped during current quarter, we recognized revenue for these amounts in current quarter. The balance of $36,533 in Advances from Customer account represents part of the advanced payments provided by our marketing partner Desmet Ballestra in prior periods. These amounts will remain in Deferred Revenue on the accompanying consolidated balance sheet until the systems are assembled and shipped.

Advances from Desmet

As of March 31, 2013, total advances received amounted to $1,125,000 of which $325,000 was received in current fiscal quarter. $284,337 of these advances have been applied to current period sales and recognized as revenue. The remaining balance of $840,663 will be applied to future sales.

Fair Value Measurement

FASB Accounting Standards Codification ("ASC") 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2013 and 2012, the carrying value of certain accounts such as inventory, accounts payable, accrued expenses, accrued payroll and short-term loans approximate fair value due to the short-term nature of such instruments.

The following table presents information about the Company's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of March 31, 2013 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

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
	Fair Value	Fair Value Measurements at March 31, 2013
	as of	Using Fair Value Heirarchy
Financial Instruments	March 31, 2013	Level 1	Level 2	Level 3

Liabilities:
Derivative liability	$-	$-	$-	$-
Total	$-	$-	$-	$-

The following tables provide a reconciliation of the beginning and ending balances of our financial liabilities classified as Level 3:

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Derivative Liability

Balance at June 30, 2012	$6,271
Total (gains) losses included in interest expense and other	(10,281)
Creation - convertible note issuances	15,149
Settlements - note conversions	(11,139)
Balance at March 31, 2013	$-

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

On March 31, 2013, the Company had 12,861,815 stock options and 14,863,267 warrants outstanding to purchase common stock that were not included in the diluted net loss per common share because the earnings per share were less than $0.01.  The Company also had $100,000 of convertible notes payable, before discounts, which are convertible into 3,333,333 shares of common stock as of March 31, 2013. These items were also not included in the calculation of diluted net loss per common share because their effect would be anti-dilutive.

Note 5 - Property and Equipment

Property and equipment consisted of the following as of March 31, 2013 and June 30, 2012.

	December 31,	June 30,
	2012	2012

Leasehold improvement	$2,475	$2,475
Furniture	26,837	26,837
Office equipment	1,500	1,499
Equipment	68,380	68,380
Systems	186,208	135,027

	285,400	234,218

Less: accumulated depreciation and amortization	(141,945)	(98,603)

Property and equipment, net	$143,455	$135,615

Depreciation and amortization expense amounted to $43,342, $34,711 and $137,378 for the nine months ended March 31, 2013 and 2012, and the period from January 29, 2007 (date of inception) through March 31, 2013, respectively.

Note 6 - Bank Loan

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

Note 7 - Short-Term Loans and Short Term Loans - related parties

Short Term Loans

On October 26, 2010, the Company entered into a loan agreement with Desmet Ballestra North America, Inc. under which the Company borrowed $75,000. The outstanding balance on September 30, 2012 was $55,000 with accrued interest of $6,875 and was paid off by the Company during the second fiscal quarter of 2013.

As of June 30, 2012, we had received $34,521 from a third party, and we recorded these funds in Short Term Loans which are due on demand and pay an annual interest rate of 12%. Accrued interest amounts to $3,915 at March 31, 2013.

Short Term Loans - related parties

As of June 30, 2012, we had received $185,000 from West Point Partners, LLC, whose managing partner is the Company's Principal Accounting Officer. These funds are due on demand, and pay an annual interest rate of 12%. Accrued interest which is included in Accrued Expenses amounts to $21,150.

On December 28, 2011, the past CEO, Todd Zelek, extended to the company a $100,000 short-term loan due on demand at an annual interest rate of 12%. In October 2012, the terms of the loan were amended so that the balance of accrued interest at Sept 30, 2012 of $9,000 was to be repaid at $3,000 per month starting in October 2012. Interest is to accrue and be paid monthly at 15% per year, and the entire balance is due October 1, 2013. In addition, principal payments are to be made monthly if the company receives cash in excess of $125,000 per month at an amount of 25% of the excess cash. The Company has repaid the outstanding principal and accrued interest balances of this loan in the current fiscal quarter.

Note 8 - Convertible Notes Payable

On July 12, 2012 we entered into a convertible promissory note with Asher Enterprises, Inc. under which we issued a $53,000 convertible promissory note. The note is due April 13, 2013 and bears interest at 8% per annum. The note is convertible into shares of our common stock at a conversion price equal to 60% of the average of the lowest three (3) Trading Prices for the Common Stock during the ten Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The note was issued in reliance on Section 4(2) of the Securities Act of 1933. The note was not offered via general solicitation to the public. No sales commissions or other remuneration was paid in connection with the issuance of this note. On November 9, 2012 the note was paid in full including a pre-payment premium of $19,600 and accrued interest of $1,394.

On December 17, 2012 we issued a convertible promissory note payable to a private party in the amount of $100,000 with an interest rate of 12% per annum and due May 31, 2014. The note is convertible into shares of our common stock at a conversion price of $0.03 any time during the life of the note. The note was still outstanding as of March 31, 2013. The note was issued in reliance on Section 4(2) of the Securities Act of 1933. The note was not offered via general solicitation to the public. No sales commissions or other remuneration was paid in connection with the issuance of this note. Also, 3,333,333 warrants were issued in connection with this note, and as a result a discount was recorded against this note. The balance of the discount at March 31, 2013 is $76,370.

Note 9 - Stockholders' Equity

Preferred Stock

The Company has 5,000,000 shares of Series A Preferred Stock authorized with no shares outstanding. The Company has authorized 5,000,000 shares of Preferred Stock as Series B Preferred Stock. The Board of Directors can establish the rights, preferences and privileges of the Series B Preferred Stock. There are no shares of Series B Preferred Stock outstanding

Stock Options

A summary of the stock option activity for the nine months ended March 31, 2013 is presented below.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding June 30, 2012	13,560,957	$ 0.10	8.95

- Granted	9,300,858	0.03	10.00
- Forfeited	(10,000,000)	0.03	4.00
- Exercised	-	-	-
- Expired	-	-	-

Outstanding March 31, 2013	12,861,815	$ 0.10	8.31

Vested and expected to vest at March 31, 2013	11,736,815

Exercisable at March 31, 2013	11,736,815	$ 0.10	8.13

The following table summarizes information about outstanding stock options as of March 31, 2013.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.03	11,050,858	9.02	$0.03	9,925,858	9.36
$0.33	637,297	3.56	$0.33	637,297	3.56
$0.67	1,173,660	3.91	$0.67	1,173,660	3.91
	12,861,815			11,736,815

Warrants

A summary of the warrant activity for the nine months ended March 31, 2013 is presented below.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)
Outstanding at June 30, 2012	11,222,287	$0.42	0.62
Granted	10,833,333	0.06	7.44
Exercised	-	-	-
Expired	7,192,353	0.42	-
Outstanding at March 31, 2013	14,853,267	$0.16	5.65

Vested and expected to vest at March 31, 2013	14,853,267	$0.16	5.65

Exercisable at March 31, 2013	14,853,267	$0.16	5.65

The following table summarizes information about outstanding warrants as of March 31, 2013.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.05 - 0.07	10,833,333	7.44	$0.06	10,833,333	$0.06
$0.20 - 0.37	1,529,934	0.78	$0.27	1,529,934	$0.27
$0.42 - 0.58	2,500,000	0.89	$0.52	2,500,000	$0.52
	14,863,267			14,863,267

Note 10 - Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 270, Interim Financial Reporting, the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter based upon the mix and timing of actual earnings versus annual projections. The Company has estimated its annual effective tax rate to be zero. This is based on an expectation that the Company will generate net operating losses in the year ending June 30, 2013, and it is not more likely than not that those losses will be recovered using future taxable income. Therefore, no provision for income tax or tax liability has been recorded as of and for the period ended March 31, 2013.

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

Note 11 - Commitments and Contingencies

Lease Agreements

Total rent expense was $40,597, $40,115, and $347,729 for the nine months ended March 31, 2013 and 2012, and for the period from January 29, 2007 (date of inception) through March 31, 2013, respectively. The Company has renewed its lease agreement during current quarter for 3 more years and it is now extends through February 1, 2016 with monthly rental payments of $4,511.

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two parties, our President as well as our former CEO/current CTO, where certain devices and methods involved in the hydrodynamic cavitation processes invented by these two individuals have been assigned to the Company. In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of these two individuals for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010. The Company's CTO and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through March 31, 2013.

On April 30, 2008 (as amended November 22, 2010), our wholly owned subsidiary entered into an employment agreement with the Director of Chemical and Analytical Department (the "Inventor") who shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of March 31, 2013, no patents have been granted in which this person is the legally named inventor.

Licensing Agreement

On May 14, 2012, we signed a 3-year R and D, Marketing and Technology License Agreement (the "Agreement") with n.v. Desmet Ballestra Group, s.a. ("Desmet"). The Agreement provides Desmet (licensee) an exclusive license and right to develop, design and supply systems which incorporate Nano Reactor® devices on a global basis but limited to oils and fats and oleo chemical applications. CTi (licensor) remains owner of the current patents and patent applications but Desmet will be co-owner of any new process patent applications jointly developed. Desmet has agreed to provide limited monthly advance payments on future sales to CTi, if necessary, in the amount of $125,000. Payments made by Desmet during the nine months ended March 31, 2013 amounted to $1,000,000.

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

Overview of our Business

Hydrodynamic Technology, Inc. was incorporated January 29, 2007 as a California corporation. It is a wholly owned subsidiary of Cavitation Technologies, Inc. (referred to herein, unless otherwise indicated, as "the Company," "CTi," "we," "us," and "our") a Nevada corporation originally incorporated under the name Bio Energy, Inc. Cavitation Technologies, Inc. has developed, patented, and commercialized proprietary technology for processing soybean oil through a device called the Nano Reactor (the "Reactor" that employs proprietary continuous flow- through, hydrodynamic NANO Technology in the form of our multi-stage NANO Series of reactors. The Reactor is the critical component of the Nano Neutralization System - a vegetable oil refining system which is designed to reduce operating costs and increase yields.

During the quarter ended March 31, 2013, we recorded $529,327 in revenue. Cumulative loss since inception on January 29, 2007 is $18,820,773 including non-monetary expense of $11,702,990 in common stock issued for services. Cumulative net cash of $3,919,979 used in operating activities, and of $549,438 used in investing activities was funded largely with $2.9 million in equity and $0.6 million in convertible notes, as well as short term loans in the amount of $0.4 million and advances from a strategic partner of over $1 Million.

Management's Plan

We are a development stage entity engaged in merchandising our NANO Neutralization System which is designed to help refine vegetable oils such as soybean, canola, and rapeseed. Our near term goal is to successfully merchandise our systems. We have no significant operating history and, from January 29, 2007, (inception), through December 31, 2012 generated a net loss of $18,615,343. We also have negative cash flow from operations and negative net equity. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.

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

Critical Accounting Policies

CTi's critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended June 30, 2012, and did not change for the nine months ended March 31, 2013.

Results of Operations

The following is a comparison of our results of operations for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended
	March 31,
	2013	2012	$ Change	% Change
	(Unaudited)	(Unaudited)

Revenue	$529,327	$51,818	$477,509	921.5%
Cost of sales	16,726	12,260	4,466	36.4%
Gross profit	512,601	39,558	473,043	1195.8%
General and administrative expenses	296,647	502,820	(206,173)	-41.0%
Research and development expenses	18,341	64,735	(46,394)	-71.7%
Total operating expenses	314,988	567,555	(252,567)	-44.5%
Income (loss) from operations	197,613	(527,997)	725,610	-137.4%
Interest expense & other	(26,948)	(25,337)	(1,611)	6.4%
Loss before income taxes	170,665	(553,334)	723,999	-130.8%
Income tax expense	-	-	-	0.0%
Net income (loss)	$170,665	$(553,334)	$723,999	-130.8%

Revenue

During the three months ended March 31, 2013, our revenue consisted of two NANO Neutralization System reactor sales and license fees of $235,735 and $293,567, respectively, to clients in South Dakota and Argentina. This compares with $51,818 recorded during the same period in fiscal 2012 derived from the sale of a Nano Reactor® Device, rental income from a trial unit, and service fees associated with the Nano Reactor® System.

Cost of Revenue

During the three months ended March 31, 2013, our cost of sales amounted to $16,726 which was the result of the reactor sales described above and primarily consists of the cost incurred for manufacturing Nano reactors and engineering work involved to assemble them.

Operating Expenses

Operating expenses for the three months ended March 31, 2013 amounted to $314,988 compared with $567,555 for the same period in 2012, a decrease of $252,567, or 44.5%. The decrease was attributable to a $206K reduction in G&A and $46K drop in R&D expenses.

In the third quarter of fiscal 2013, compensation amounted to $97,094, or 28% of total costs compared with $365,191, or 64% in the second quarter of fiscal 2012. This decrease in compensation in the third quarter of fiscal 2013 was attributable largely to the reduction in management and its salaries, as well as a reduction of non-monetary compensation, such as stock options, in the current fiscal quarter.

The other major components of $296,647 in G&A expenses in the third quarter of fiscal 2013 included $53,529 in consulting fees and $57,449 in professional fees largely for audit and accounting services compared with $17,025 in consulting and $47,157 in professional fees in the same period in fiscal 2012. These expenses were higher in the third quarter of fiscal 2013 as we reduced reliance on salaried management and engaged third-party service providers on a more frequent basis. Other significant expenses for the third quarter of 2013 were Marketing, Insurance (mostly health insurance) and Travel, with Depreciation a leading non-cash expense. These expenses cumulatively amounted to about $56K, or 18% of all operating expenses for the quarter.

R&D expenses remained relatively low at $18,341 as we continued to rely on Desmet Ballestra for support in R&D. It is our intention to pursue R&D as our cash position permits.

Interest Expense

In the third quarter of fiscal 2013, Interest Expense amounted to $26,948, a decrease of $1,600 or 6% compared to $25,337 in the same period of fiscal 2012. It consisted of a non-cash expense of $16,122 relating to convertible notes amortization, $6,586 in non-cash, accrued interest relating primarily to short term loans, and cash interest paid mostly to convertible note holders in the amount of over $4,000. Most of interest expense for the 3 months ended on March 31, 2012 was non-cash charges associated with convertible notes payable. Cash interest payments on our bank line of credit amounted to $7,196 for the third quarter of 2012. Cash interest payments on our loan from the National Bank of California declined to $0 as the outstanding balance was paid down in the prior fiscal quarter and were substituted by payments to convertible note holder.

Results of Operations for the Nine Months Ended March 31, 2013 Compared to the Nine Months Ended March 31, 2012.

The following is a comparison of our results of operations for the nine months ended March 31, 2013 and 2012.

	For the Nine Months Ended
	March 31,
	2013	2012	$ Change	% Change
	(Unaudited)	(Unaudited)

Revenue	$1,223,115	$165,972	$1,057,143	636.9%
Cost of sales	21,665	35,274	(13,609)	-38.6%
Gross profit	1,201,450	130,698	1,070,752	819.3%
General and administrative expenses	1,063,089	1,203,887	(140,798)	-11.7%
Research and development expenses	84,194	126,940	(42,746)	-33.7%
Total operating expenses	1,147,283	1,330,827	(183,544)	-13.8%
Loss from operations	54,167	(1,200,129)	1,254,296	-104.5%
Interest expense	(94,038)	(155,138)	61,100	-39.4%
Loss before income taxes	(39,871)	(1,355,267)	1,315,396	-97.1%
Income tax expense	-	-	-	0.0%
Net loss	$(39,871)	$(1,355,267)	$1,315,396	-97.1%

Revenue

During the nine months ended March 31, 2012, our revenue consisted of NANO Neutralization System reactor sales of $285,735 to clients in Argentina and South Dakota, as well as license fees in the amount of $937,355 due to final acceptance of our systems by clients in Europe and the US in addition to license fees on the current period reactor sales. This compares with $165,972 recorded during the same period in fiscal 2012 associated primarily with the sale of a NANO Neutralization System to customers located in Argentina, Europe and the US.

Cost of Revenue

During the nine months ended March 31, 2013, our cost of sales amounted to $21,665 which was the result of the reactor sales described above.

Operating Expenses

Operating expenses for the nine months ended March 31, 2013 amounted to $1,147,283 compared with $1,330,827 for the same period in 2012, a decrease of $183,544, or 14%. The decrease was attributable to a $140,798 decline in G&A and $42,746 decrease in R&D expenses.

The primary expenditures during the first three quarters of fiscal 2013 were $140K for professional service fees such as auditors, attorneys, and SEC related services, consulting fees of $95K, insurance expense of $75K (mostly health insurance accrual), and depreciation and commission expenses of about $43K each, and $495K in salaries and salary related expenses. The major components of G&A during the nine months ended March 31, 2012 were compensation of $639,781 and professional services such as auditors, attorneys, and SEC related services of $248,488. This decrease in major expenses in the fiscal 2013 was attributable largely to the reduction in management compensation and more effective use of available resources.

Interest Expense

Interest expense decreased by $61,100, or 39%, for the nine months ended March 31, 2013 as compared to 2012. Interest expense for the nine months ended March 31, 2013 consisted of a non-cash expense of $38,247 relating to convertible notes, $27,522 in mostly non-cash, accrued interest relating primarily to short term loans, and cash interest paid to convertible note holders in the amount of about $52K. Cash interest payments on our loan from the National Bank of California declined to $11,020 during fiscal 2013 as the outstanding balance declined from $370,271 at March 31, 2012 to $0 on March 31, 2013.

Interest expense for the 9 months ended March 31, 2012 amounted to $155,138, and mostly consisted of non-cash charges associated with convertible notes payable. Cash interest payments on our bank line of credit amounted to $22,502 the nine months ended March 31, 2012 and we incurred a cash interest expense of $23,750 associated with the pre-payment of a $47,500 convertible promissory note.

Liquidity and Capital Resources

CTi's primary sources of liquidity derived largely from payments for reactors and licensing fees, as well as advances on future sales from Desmet Ballestra, and convertible promissory notes and short-term loans. See Note 7 "Short-Term Loans and Short Term Loans - related parties" and Note 8 "Convertible Notes Payable," for more information.

Common Stock

During the nine months ended March 31, 2013, we did not issue any stock for cash, compared with 600,000 shares of common stock for $35,000 for the nine months ended March 31, 2012. In August of 2012 the 1,500,000 shares issued to Prolific for note conversion were returned to the company and the note was reinstated (and subsequently paid off).

Share-based Compensation

During the nine months ended March 31, 2013 we issued 1,231,000 shares of restricted common stock valued at $36,930 as payment to service providers, of which 231,000 were issued to Director of R&D. Also, 6,800,858 shares of restricted stock previously issued to the Company's CTO, President and a service provider were cancelled and replaced with 6,800,858 options vested immediately. In addition, the company's CTO and President received additional 2,500,000 options each with immediate vesting for services provided during 5 years. We also previously issued 10,000,000 options to our ex-CEO as well as 2,000,000 restricted shares. As part of the separation agreement with CEO on October 12, 2012, the aforementioned options and shares were cancelled and replaced with 7,500,000 warrants.

During the nine months ended March 31, 2012 we issued 3,889,003 shares of restricted common stock valued at $135,459 as payment to service providers including compensation to our CEO. In addition, we amortized restricted stock valued at $786,275 and issued 1,250,000 stock options which vested immediately to our Chief Chemist. During the same period we also issued 10,000,000 shares to our CEO half of which vested immediately and half of which vest in one year.

Cash Flow

Net cash used by operating activities during the nine months ended March 31, 2013 amounted to $267,628 compared with $208,649 cash used up for the same period in fiscal 2012. Funding for the operating and investing activities in the fiscal 2013 was provided by $1,000,000 in advances against sales from Desmet, some of which were recognized as revenue, as well as by $642K received from Desmet for the reactors sold and as licensing fee.

During the nine months ended March 31, 2013, the net cash used in operating activities was used largely to pay salary and related expenses, R&D, interest expense and professional fees such as attorneys, consultants and accountants. Net cash used in investing activities during the nine months ended March 31, 2013 was $109,339, with $28,153 relating to capitalized patents and $51,186 for property, plant, and equipment.

For the first three quarters of fiscal 2013, financing activities were funded by $1M in advances against sales from Desmet along with $153,000 in convertible debt. With this funding, we repaid $55,000 in existing convertible debt, $350K of principal on the bank loan, and $53,000 in repayment of a convertible note payable as well as interest on various notes and $155K in short term loans. Net cash provided by financing activities during the nine months ended March 31, 2013 amounted to $540K. By comparison, for the nine months ended March 31, 2012, cash used in operating activities of $208,649 plus cash used in investing activities of $41,469 were funded largely by financing of $240,411. Major non-operational uses of cash for the nine months ended March 31, 2012 were $115,839 in repayment of principal on the bank loan and $47,500 in repayment of a convertible note payable.

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

 Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the third quarter of fiscal 2013 that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

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

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds

The following is a listing of unregistered security activity during the nine months ended March 31, 2013.

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

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	May 15, 2013
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Principal Accounting Officer	May 15, 2013
N. Voloshin

/s/ Jim Fuller	Audit Committee Chairman, Independent Financial Expert	May 15, 2013
Jim Fuller