Form 10-K
period 2013-06-30
Cavitation Technologies, Inc.
filed 2013-10-15
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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
YES    ☐        NO    ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant by reference to the price at which the common equity was last sold, or of the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completely second fiscal quarter: $4,515,764 as of December 31, 2012 based on the closing price of $0.04 per share and 112,894,097 non-affiliate shares outstanding.

The registrant had 158,439,702 shares of common stock outstanding on October 15, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Form 10-K/A to be filed within 120 days of June 30, 2013.

CAVITATION TECHNOLOGIES, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2013
TABLE OF CONTENTS

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

Management has included projections and estimates in this annual report, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward- looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law. We qualify all the forward-looking statements contained in this annual report by the foregoing cautionary statements.

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

Our investment in research and development ("R&D") since inception on January 29, 2007 through June 30, 2013 is $5,580,722 in total and $140,326 and $152,002 for fiscal years 2013 and 2012 respectively. This investment has led to two device patents issued for the Company's Nano Reactor®. In addition, the Company has filed fluid process patents and has successfully commercialized CTi Nano Neutralization® in the refining process of certain vegetable oils which has proven to reduce costs and increase yields for our customers

Vegetable Oil Refining

The Company's first commercial application for its technology is CTi Nano Neutralization®. Our environmentally friendly process has proven to reduce refining costs, increase oil yield, and limit the amount of chemical additives used in chemical refining vegetables oils. This patent pending process is designed to be incorporated into new and existing soybean, rapeseed, and canola oil chemical refineries. The global demand for vegetable oils has grown consistently at a rate of about 5.5% p.a. from 84.5 million metric tons in 1999 to 150.8 million metric tons in 2012.

The Company's first pilot test of our NANO Neutralization System was conducted in 2010 at Carolina Soya, a 200 metric ton/day crude soy oil refining plant in Estill, South Carolina. Our second system which became operational in fiscal 2011 is a 450 metric tons per day plant that has been in continuous operation for more than 18 months.

Desmet Ballestra Agreement

On May 14, 2012 we signed a global R and D, Marketing and Technology License Agreement with Desmet Ballestra Group s.a. (Desmet), a Belgian company that is actively marketing the NANO Neutralization System, the key component of which is the Company's reactor to soybean and other vegetable oil refiners. The Agreement provides Desmet (licensee) a limited, exclusive license and right to develop, design and supply Nano Reactor® systems which incorporate Nano Reactor® devices on a global basis but is limited to oils and fats and oleo chemical applications. CTi (licensor) remains owner of the current patents and patent applications but Desmet will be co-owner of any new process patent applications jointly developed. Desmet has agreed to provide, under certain conditions, limited monthly advance payments of $125,000 against future sales to CTi. Desmet shall be entitled to immediately terminate the present agreement in case the claims of current US Patent Application Number 12/484,981 are not granted as such or are cancelled. In addition, Desmet may terminate the agreement on August 1 of any particular year if they have not installed at least 6 Nano Reactor® devices in the previous 12 month period. CTi may terminate the Agreement for material default. This Agreement supersedes a previous agreement dated November 1, 2010, amended on June 1, 2011 and on September 2, 2011.

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

Customers

We have an exclusive sales and marketing agreement with on our strategic partner, Desmet Ballestra, to market CTi Nano Neutralization® and other applications to the vegetable oil refining industry. We sell our Nano Reactors and technology to Desmet and they are responsible for installing and servicing the systems.

Sources and availability of raw materials and the names of principal suppliers

We have historically sourced reactor components from various domestic and international suppliers including Canyon Engineering, EA365 Management and Strategic IR with whom we have no long term contracts, agreements, or commitments. They provide parts as directed. We believe it would take approximately 60 days to find a new supplier, if necessary.

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

We also have 15 US and 9 PCT/ international patent applications pending which apply to the design of the Company's reactor and the processes related thereto. The Company filed a number of process patent applications incorporating these patented devices for processing fluids in vegetable oil refining, waste water treatment, algae oil extraction, and alcoholic beverage enhancement. We received comments from the USPTO with regard to our Method for Cavitation-Assisted Refining, Degumming, and Dewaxing of Oil and Fat, and we responded. We also received a second round of comments and are responding to those as well. There is no assurance that our patents pending will be ultimately issued.

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

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two individuals, our President as well as our former CEO/ current CTO, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and CTO/former CEO were assigned to the Company.  In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of the CTO and President for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010.  The Company's CTO and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2013.

On April 30, 2008 (as amended November 22, 2010), our wholly owned subsidiary entered into an employment agreement with the Director of Chemical and Analytical Department ("Inventor") who shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. These agreements were subsequently assigned to Cavitation Technologies and Inventor waived her rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2013.

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

Employees

On June 30, 2013 we had five total and full-time employees and had engaged several consultants and independent contractors over the past year. Members of our staff and technical team are comprised of experienced professionals who are chemists, civil-, chemical-, and mechanical engineers with expertise in hydrodynamic cavitation, Nano technology, water treatment, and biotechnology. These individuals hold Ph.Ds.' in Chemistry and Biology as well as degrees in Civil, Chemical, and Mechanical Engineering.

ITEM 1A.  RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters is located in Chatsworth, California. This approximate 5,000 square foot facility includes office space and an area to conduct research and development.  We extended our lease agreement for office space until February 1, 2016.  We do not anticipate any material difficulties with the renewal of our rental agreement when it expires or in securing replacement facilities on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceeding against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings known to us in which any of our directors, officers or affiliates, is an adverse party or has a material interest adverse to our interest.

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

		HIGH	LOW

Fiscal 2013	First Quarter	$0.06	0.04
	Second Quarter	0.08	0.04
	Third Quarter	0.04	0.01
	Fourth Quarter	0.03	0.02

		HIGH	LOW

Fiscal 2012	First Quarter	$0.10	0.05
	Second Quarter	0.06	0.03
	Third Quarter	0.05	0.02
	Fourth Quarter	0.05	0.02

We became a public company through a share exchange that was effected in October 2008. The first day of public trading of our stock was November 11, 2008.  Since our fiscal year end was changed to June 30, public trading of our stock began in the second quarter of fiscal 2009.  As of October 15, 2013, there were approximately 1100 holders of record of our Common Stock.  This does not reflect the number of persons or entities who hold stock in nominee or "street" name through various brokerage firms.

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

Securities Authorized for Issuance under Equity Compensation Plans

None

Unregistered Sales of Equity Securities and Use of Proceeds

Since our previous disclosure in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 15, 2013, the following is our unregistered security activity.

Issuance of Common Stock for Services

On May 13, 2013, we issued 200,000 shares of common stock with a recorded value of $10,000 to Dieter Busenhart, a consultant, for providing marketing, technical and transportation services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public. The Company issued rule 144 shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with this issuance.

Also on May 13, 2013, we issued an aggregate of 231,000 shares of common stock to Varvara Grichko, a Director, with a fair value of $6,930. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public . The Company issued rule 144 shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with this issuance.

On May 13, 2013 we issued 500,000 shares of common stock to a Director Jim Fuller in exchange for the cancellation of his 500,000 fully vested options granted in February 2012. The shares of common stock issued were valued at $25,000 on May 13, 2013.

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

Overview of Our Business

Hydrodynamic Technology, Inc. was incorporated January 29, 2007 as a California corporation. It is a wholly owned subsidiary of Cavitation Technologies, Inc., a Nevada corporation originally incorporated under the name Bio Energy, Inc. We design and engineer environmentally friendly technology based systems that are designed to serve large, growing, global markets such as vegetable oil refining, renewable fuels, water treatment, algae oil extraction, water-oil emulsions and crude oil yield enhancement.  Our systems are designed to process industrial liquids at a lower cost and higher yield than conventional technology. We are a process and product development firm that has developed, patented, and commercialized proprietary technology.

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

During the year ended June 30, 2013, we recorded revenue of $1,259,623. Our loss from operations in 2013 is $988,126 including the fair value of $760,922 of common stock, options and warrants issued for services. Cumulative net cash generated from operating activities of $708,907 was funded largely with proceeds of $153,000 from the issuance of our convertible notes, and $1,090,663 in advances received from a strategic partner.

Management's Plan of Operation

The management presents a Plan of Operation for the next twelve months. We are engaged in merchandising our Neutralization System which is designed to help refine vegetable oils such as soybean, canola, and rapeseed.  Our near term goal is to continue to merchandise our systems through our partner, Desmet Ballestra. Even though the Company's revenue increased significantly in current fiscal year, we generated a net loss of $988,126.  We also have working capital deficiency of $2,372,413 and a stockholders' deficit of $2,126,530. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.

Management's plan is to generate income from operations by licensing our technology globally through our strategic partner, the Desmet Ballestra Group. Desmet has agreed to provide us monthly advances of $125,000 against future sales. During the year ended June 30, 2013, advances received from Desmet amounted to $1,375,000 and we received a total of $1,875,000 as of October 15, 2013. These funds service interest plus a portion of operational expenses on a monthly basis. Desmet shall be entitled to immediately terminate the present agreement in case the claims of current US Patent Application Number 12/484,981 are not granted as such or are cancelled. In addition, Desmet may terminate the agreement on August 1 of any particular year if they have not installed at least 6 Nano Reactor® devices in the previous 12 month period. CTi may terminate the Agreement for material default. This Agreement supersedes a previous agreement dated November 1, 2010, amended on June 1, 2011 and on September 2, 2011. In addition to these advances, we anticipate that we will need additional funding, and we will attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations. For a more detailed discussion of our plan, please review to Part I, Item 1, Business.

The accompanying consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern. As a result of the aforementioned factors, our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2013, expressed substantial doubt about our ability to continue as a going concern.

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

Revenue Recognition

Revenue from the sale of our Nano Reactor® Systems is recognized when persuasive evidence of an agreement exists; shipment has occurred, including transfer of title and risk of loss for product sales, or services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collectability is reasonably assured.

Furthermore, certain orders from Desmet during the prior year require the Company to satisfy certain performance obligations over a period of time. As such, the Company used the Milestone Method of Revenue Recognition. The Milestone Method as pertaining to R&D deliverables requires the Company to satisfy its performance obligations over a period of time and in which a portion or all of the consideration is contingent upon uncertain future events or circumstances. Milestone revenue is recorded when the uncertainties are removed. For agreements that provide for milestone payments, we adopted ASC 605-28-25, "Revenue Recognition Milestone Method."

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

Share-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

Results of Operations

Below is an abbreviated summary comparing fiscal 2013 and fiscal 2012.

	For the Years Ended
	June 30,
	2013	2012	$ Change	% Change

Revenue	$1,259,623	$187,216	1,072,407	572.8%
Cost of revenue	31,175	40,564	(9,389)	-23.1%
Gross profit	1,228,448	146,652	1,081,796	737.7%
General and administrative expenses	1,927,657	1,720,315	207,342	12.1%
Research and development expenses	140,326	152,002	(11,676)	-7.7%
Total operating expenses	2,067,983	1,872,317	195,666	10.5%
Loss from operations	(839,535)	(1,725,665)	886,130	-51.4%
Interest expense and other	(148,591)	(202,463)	53,872	-26.6%
Net loss	(988,126)	(1,928,128)	940,002	-48.8%

Revenue

During the year ended June 30, 2013, revenue of $1,259,623 was derived largely from the sale of three NANO Neutralization Systems to 2 domestic and 1 international customers in the vegetable oil refining line of business, and recognition of the remaining portion of revenue for 5 sales made in prior years (most of it from Deferred Revenue). During fiscal 2012, revenue consisted primarily of partial payments of $161,951 on sales of Nano Reactor® System to four international clients as well as service fees of $23,828.

Operating Expenses

Operating expenses for fiscal 2013 amounted to $2,067,983versus $1,872,317 for fiscal 2012, an increase of $195,666 or 10.5%. The increase was attributable to a 12.1% rise in G&A expenses, and a slow decrease in R&D expenses, as the Company transitioned from a Development Stage entity to Operational one. Share based compensation together with Salaries and Consulting fees amounted to $1,023,631, or 50% of G&A, as interest expense of $148,591 and professional fees of $147,335 were other major expense categories. R&D expense dropped $11,676 as we tended to rely more on our partner, Desmet Ballestra, for R&D. The major components of G&A during fiscal 2012 were $1,005,491 in compensation and associated taxes and $172,881 in professional services including audit and accounting.

Interest Expense and Other

Interest expense and other consists of interest expense and change in value of derivatives. Interest expense for the year ended June 30, 2013 decreased by $53,872 or 27% compared to 2012 as the Company paid down its high costing debt aggressively. During the year ended June 30, 2013, we paid down approximately $612,984 in various promissory notes and a bank loan issued in prior years with an average interest rate of 8.6% per annum.

Liquidity and Capital Resources

For fiscal 2013 gross financing of $153,000 less $636,635 in gross payments resulted in net decrease of cash from financing of $483,635. Funding included proceeds from the sale of convertible notes payable of $153,000. These proceeds together with operating activitiesfinanced the payment of the bank loan of $349,276, payment on convertible notes payable of $86,550 and some related party and short term loans of $175,349, as well as purchase of common stock for $25,460.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, we had a net loss of $988,126 for the year ended June 30, 2013, and had a stockholders' deficit of $2,126,530 at June 30, 2013. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

During the year ended June 30, 2013, we raised an aggregate of $153,000 in net proceeds from the issuance of our Convertible Notes.

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

Our ability to continue to access these sources of financing can be impacted by many factors. See Note 8, "Convertible Notes Payable," Note 9 "Related Party Short-Term Loans," Note 10, "Short-Term Loans," and Note 12, "Stockholder's Equity" in the accompanying financial statements for more information.

Sources and Uses of Cash

During fiscal 2013, net cash generated from operating activities amounted to $708,907, an increase over fiscal 2012. During the year ended June 30, 2013 we received gross proceeds of $1,375,000 in advances against future sales from our partner, Desmet Ballestra. This cash was used largely to pay fixed operating costs, professional service providers such as auditors and accountants, interest expense on the outstanding loans and convertible debt, acquire new inventory and pay management salaries. Management salary was mostly accrued for the first 2 quarters and was paid in cash in Q3 and Q4 of 2013. During fiscal 2012, net use of cash in operating activities amounted to $230,895. This cash was used largely to pay fixed operating costs, professional service providers such as auditors and accountants, and interest expense on the bank loans and convertible debt. Management salary was accrued.

Net cash used in investing activities during fiscal 2013 amounted to $120,545 including $90,058 for property, plant, and equipment and $30,487 for related to patent application filings. Net cash used in investing activities during fiscal 2012 amounted to $53,574 including $22,552 for property, plant, and equipment and $31,022 for expenses related to patent filings

For fiscal 2013 gross financing of $153,000 less $636,635 in gross payments resulted in net cash used in financing of $483,635. Funding included proceeds from the sale of convertible notes payable of $153,000. These proceeds financed the payment of the bank loan of $349,276, payment on convertible notes payable of $86,550 and some related party and short term loans of $175,349, as well as purchase of common stock for $25,460.

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

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for Smaller Reporting Companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cavitation Technologies, Inc.
Los Angeles, CA

We have audited the accompanying consolidated balance sheet of Cavitation Technologies, Inc. (the "Company") as of June 30, 2013 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended June 30, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cavitation Technologies, Inc. as of June 30, 2013, and the result of their operations and their cash flows for the year ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has experienced recurring net losses and has a stockholders deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.
Weinberg & Company, P.A.
Los Angeles, California
October 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cavitation Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Cavitation Technologies, Inc. (a development stage company) as of June 30, 2012, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year ended June 30, 2012. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cavitation Technologies, Inc. as of June 30, 2012, and the results of its operations and its cash flows for the year ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rose, Snyder & Jacobs

Rose, Snyder & Jacobs, LLP

Encino, California
October 9, 2012

CAVITATION TECHNOLOGIES, INC.
Consolidated Balance Sheets

	June 30,	June 30,
	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$241,976	$137,249
Inventory, net	107,735	141,057
Prepaid expenses and other current assets	3,125	-
Related party advances	-	23,853
Total current assets	352,836	302,159

Property and equipment, net	166,068	135,615
Patents, net	70,315	123,158
Other assets	9,500	9,500
Total assets	$598,719	$570,432

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$227,869	$313,862
Accrued payroll and payroll taxes	1,016,223	992,806
Advances from customers	-	136,533
Deferred revenue	-	147,444
Convertible notes payable, net of discounts	44,826	29,083
Derivative liability	-	6,271
Related party payable	1,147	59,608
Short-term loans	34,521	89,521
Bank loan	-	349,276
Short term loan, related parties	185,000	285,000
Advances from distributor	1,215,663	125,000
Total current liabilities	2,725,249	2,534,404

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares
issued and outstanding as of June 30, 2013 and June 30, 2012, respectively	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized,
158,439,702 and 165,969,569 shares issued and outstanding
as of June 30, 2013 and 2012, respectively	158,441	165,971
Additional paid-in capital	17,484,057	16,650,959
Accumulated deficit	(19,769,028)	(18,780,902)
Total stockholders' deficit	(2,126,530)	(1,963,972)
Total liabilities and stockholders' deficit	$598,719	$570,432

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
Consolidated Statements of Operations

	For the Years Ended
	June 30,
	2013	2012

Revenue	$1,259,623	$187,216
Cost of revenue	31,175	40,564
Gross profit	1,228,448	146,652
General and administrative expenses	1,927,657	1,720,315
Research and development expenses	140,326	152,002
Total operating expenses	2,067,983	1,872,317
Loss from operations	(839,535)	(1,725,665)
Interest expense and other	(148,591)	(202,463)
Net loss	(988,126)	(1,928,128)
Deemed dividends to preferred stockholders	-	(4,286)
Net loss available to common stockholders	$(988,126)	$(1,932,414)

Net loss available to common shareholders per share:
Basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	160,479,640	159,195,686

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
Consolidated Statements of Changes in Stockholders' Deficit

	Series A Preferred		Common Stock		Additional Paid-	Accumalated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total

Balance at June 30, 2011	111,111	$111	153,799,715	$153,800	$15,954,280	$(16,848,488)	$(740,297)

Common stock sold for cash	-	-	600,000	600	34,400	-	35,000
To record prepayment of convertible promissory note	-	-	-	-	24,591	-	24,591
Conversion of Convertible Preferred Shares to Common Shares	(111,111)	(111)	442,570	443	17,687	-	18,019
Common stock issued as payment for services	-		4,089,003	4,090	135,998	-	140,088
Common stock issued for conversion of note payable	-	-	7,038,281	7,038	262,492	-	269,530
Issuance of stock options as payment for services	-	-	-	-	221,511	-	221,511
Net loss	-	-	-	-	-	(1,928,128)	(1,928,128)
Dividends on Preferred Stock	-	-	-	-	-	(4,286)	(4,286)
Balance at June 30, 2012	-	-	165,969,569	165,971	16,650,959	(18,780,902)	(1,963,972)

Fair value of stock options issued for services	-	-	-	-	113,233	-	113,233
Cost of shares of stock purchased and cancelled	-	-	(1,500,000)	(1,500)	(23,960)	-	(25,460)
Fair value of warrants issued to a former officer, net	-	-	(2,000,000)	(2,000)	98,974	-	96,974
Fair value of shares of common stock issued for services	-	-	2,771,000	2,771	111,159	-	113,930
Fair value of warrants issued with convertible note	-	-	-	-	90,106	-	90,106
Fair value of options issued for the cancellation of shares of common stock	-	-	(6,800,858)	(6,801)	208,721	-	201,920
Adjustment for common stock issued	-	-	(9)	-	-	-	-
Fair value of warrants issued to Directors, employees and consultants	-	-	-	-	234,865	-	234,865
Net loss	-	-	-	-	-	(988,126)	(988,126)
Balance at June 30, 2013	-	$-	158,439,702	$158,441	$17,484,057	$(19,769,028)	$(2,126,530)

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	Years Ended June 30,
	2013	2012

Operating activities:
Net loss	$(988,126)	$(1,928,128)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	142,935	50,540
Beneficial conversion feature on convertible notes payable	-	108,987
Amortization of convertible notes discount	54,548	-
Fair value of common stock issued for services	113,930	135,459
Fair value of warrants issued to former officer	96,974	-
Fair value of warrants issued for shares of common stock	201,920	-
Fair value of options issued for services	113,233	221,511
Fair value of options issued to Directors, Employees and Consultants	234,865	-
Gain on change in fair value and extinguishment of derivatives liabilities, net	(21,420)	(19,007)
Allowance for inventory obsolescence	88,875	-
Patent write-down	-	21,758

Effect of changes in:
Inventory	(55,553)	(48,581)
Prepaid expenses and other current assets	(3,125)	(20,516)
Accounts payable and accrued expenses	(65,644)	129,242
Accrued payroll and payroll taxes	23,417	843,490
Related party payables, net	(34,608)	43,858
Advances from distributor	1,090,663	125,000
Advances from customers	(136,533)	100,000
Deferred revenue	(147,444)	130,494
Net cash provided by (used in) operating activities	708,907	(105,893)

Investing activities:
Purchase of property and equipment	(90,058)	(22,552)
Payments for patents	(30,487)	(31,022)
Net cash used in investing activities	(120,545)	(53,574)

Financing activities:
Payments of bank loan	(349,276)	(136,834)
Proceeds from convertible notes payable	153,000	85,000
Payments on convertible notes payable	(86,550)	-
Proceeds from sale of common stock	-	35,000
Proceeds from related party short-term loans	-	84,250
Payment of related party short-term loans	(100,000)	-
Proceeds from short-term loans	-	214,521
Payments on short-term loans	(75,349)	-
Purchase of common stock	(25,460)	-
Net cash (used in) provided by financing activities	(483,635)	281,937

Net increase in cash	104,727	122,470
Cash, beginning of period	137,249	14,779
Cash, end of period	$241,976	$137,249

Supplemental disclosures of cash flow information:
Cash paid for interest	$47,359	$69,280
Cash paid for income taxes	-	1,600
Supplemental disclosure of non-cash investing and financing activities:
Fair value of warrants issued in connection with convertible note	$90,106	$-
Conversion of accounts payable and accrued expenses to short-term loan	20,349	-
Fair value of derivative liability recorded upon issuance of convertible note	15,149	-
Conversion of convertible notes payable and accrued interest to common stock	25,460	152,127

See accompanying notes, which are an integral part of these financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2013 AND 2012

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

Note 2 - Basis of Presentation and Going Concern

Management's Plan Regarding Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  During the year ended June 30, 2013, the Company incurred a net loss of $988,126. As of June 30, 2013, the Company had a working capital deficiency of $2,372,413 and a stockholders' deficit of $2,126,530.   These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partner, the Desmet Ballestra Group. Desmet has agreed to provide us monthly advances of $125,000 against future sales. During the year ended June 30, 2013, advances received from Desmet amounted to $1,375,000. We will also attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs, that the Company will be able to achieve profitable operations or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") as promulgated in the United States of America ("U.S.").

Development Stage Company

The Company was in the development stage through June 30, 2012. During the period that the Company was considered a development stage company, the Company incurred accumulated losses of approximately $18,780,902.

Note 3 - Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cavitation Technologies, Inc. and its wholly owned subsidiary Hydrodynamic Technology, Inc. Inter-company transactions and balances have been eliminated through consolidation.

Fair Value Measurement

FASB Accounting Standards Codification ("ASC") 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2012, the carrying value of certain accounts such as inventory, accounts payable, accrued expenses, accrued payroll and short-term loans approximate fair value due to the short-term nature of such instruments.

The following table presents information about the Company's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of June 30, 2013 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

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

The following table presents liabilities of the Company that are measured and recorded at fair value on the Company's balance sheets on a recurring basis and their level within the fair value hierarchy.

	Fair Value Measurements at June 30, 2012
	Using Fair Value Hierarchy
Financial Instrument	Level 1	Level 2	Level 3

Derivative liability	-	-	6,271
Total	$-	$-	$6,271

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Derivative Liability

Balance at June 30, 2012	$6,271
Total (gains) losses included in interest expense and other	(10,281)
Creation - convertible note issuances	15,149
Settlements - note conversions	(11,139)
Balance at June 30, 2013	$-

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing our stock options, warrants, convertible notes, and common stock issued for services, among other items. Actual results could differ from these estimates.

Derivative financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

For stock-based derivative financial instruments, the Company used Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through June 30, 2013. As of June 30, 2013, all financial instruments that were subjected to derivative accounting were settled for cash and therefore, the previously recognized derivative liabilities of these financial instruments were extinguished. As such, the Company had no derivative liabilities as of June 30, 2013.

Revenue Recognition

Revenue from the sale of our Nano Reactor® Systems is recognized when persuasive evidence of an agreement exists; shipment has occurred, including transfer of title and risk of loss for product sales, or services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collectability is reasonably assured.

Furthermore, certain orders from Desmet during the prior year require the Company to satisfy certain performance obligations over a period of time. As such, the Company used the Milestone Method of Revenue Recognition. The Milestone Method as pertaining to R&D deliverables requires the Company to satisfy its performance obligations over a period of time and in which a portion or all of the consideration is contingent upon uncertain future events or circumstances. Milestone revenue is recorded when the uncertainties are removed. For agreements that provide for milestone payments, we adopted ASC 605-28-25, "Revenue Recognition Milestone Method."

Deferred Revenue and Advances from Customers

In prior year, we received an aggregate of $283,977 relating to license fees associated with two of the Company's NANO Neutralization Systems and purchase of Nano Reactor® Systems. Pursuant to the corresponding agreements with our customers, these systems will be subject to certain achievement of performance specifications. As such, we accounted these payments as part of Deferred Revenues of $147,444 and Advances from Customers of $136,533 in the accompanying balance sheet as of June 30, 2012.

During the year ended June 30, 2013, the systems showed that they meet performance specifications and have been acknowledged by our customers, as such the advances we received in the aggregate of $283,977 was recorded as revenue.

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

Inventory

Inventory, net of an allowance for excess quantities and obsolescence, is stated at the lower of cost or market. Cost is determined on a specific item basis. Inventory is composed of finished goods and represents costs incurred to manufacture our Nano Reactor® systems.

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

Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives.

Leasehold improvements	Shorter of life of asset or lease
Furniture	5-7 Years
Office equipment	5Years
Lab equipment	4 Years
Skid systems (demo units)	4 Years

Patents

Capitalized patent costs represent legal fees associated with procuring and filing patent applications. The Company accounts for patents in accordance with ASC 350-30, General Intangibles Other Than Goodwill. The Company has two patents issued in fiscal 2012 and 2011. As of June 30, 2013, we have a total of 24 patents pending. The patents have duration of twenty years from filing date. We believe that four years is a reasonable estimate based upon our estimate of time until the next generation of reactors is developed or until other forms of competition appear.

As of June 30, 2013 and 2012, the Company had remaining unamortized of $70,315 and $ 123,158. At June 30, 2013, future estimated patent amortization costs are:

Year Ended
June 30,	Amount
2014	$19,853
2015	19,853
2016	17,860
2017	12,749
Total	$70,315

Impairment of Intangible and Long-Lived Assets

In accordance with ASC 350-30 (General Intangibles Other than Goodwill), the Company evaluates amortizable intangibles and long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. Based on the Company annual impairment tests, management believes there is no impairment of its intangibles and long-lived assets as of June 30, 2013 and 2012. There can be no assurance, however, that market conditions will not change or demand for the Company's products under development will continue. Either of these could result in future impairment of intangibles and long-lived assets.

Share-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company's common stock option grant is estimated using the Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

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

Advertising costs

Advertising costs (including marketing expense) incurred in the normal course of operations are expensed as incurred. Advertising expenses amounted to $20,092 and $34,114 for the years ended June 30, 2013 and 2012 respectively.

Research and Development Costs

Research and development expenses relate primarily to the development, design, testing of preproduction prototypes and models, compensation, and consulting fees, and are expensed as incurred.

Warranty Policy

The Company provides a limited warranty with every set of reactors sold, typically 2 to 5 years. The Company has not experienced significant claims under its warranty policy, and management determined no accrual for warranty reserve was necessary at June 30, 2013 or 2012.

Recent Accounting Pronouncements

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. This guidance is effective for annual and interim reporting periods beginning January 1, 2013. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

On March 4, 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU 2013-05"). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Loss, or a Tax Credit Carryforward Exists. Topic 740, Income Taxes, does not include explicit guidance on the financial statement presented of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. There is diversity in practice in the presentation of unrecognized tax benefits in those instances and the amendments in this update are intended to eliminate that diversity in practice. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption is permitted. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Dependence on Desmet Ballestra

Our revenue is almost entirely dependent on Desmet Ballestra who is our exclusive distribution agent with regard to the CTi Nano Neutralization® System for edible oils. During fiscal 2013, 97% of revenue derived from Desmet sales efforts (see Note 4).

Note 4 - Agreement with Desmet Ballestra

On May 14, 2012 we signed a global R and D, Marketing and Technology License Agreement with the n.v. Desmet Ballestra Group s.a. (Desmet), a Belgian company that is actively marketing the NANO Neutralization System, the key component of which is the Company's reactor to soybean and other vegetable oil refiners. The Agreement provides Desmet (licensee) a limited, exclusive license and right to develop, design and supply Nano Reactor® systems which incorporate Nano Reactor® devices on a global basis but is limited to oils and fats and oleo chemical applications. CTi (licensor) remains owner of the current patents and patent applications but Desmet will be co-owner of any new process patent applications jointly developed. Desmet has agreed to provide, under certain conditions, limited monthly advance payments of $125,000 against future sales to CTi. Desmet shall be entitled to immediately terminate the present agreement in case the claims of current US Patent Application Number 12/484,981 are not granted as such or are cancelled. In addition, Desmet may terminate the agreement on August 1 of any particular year if they have not installed at least 6 Nano Reactor® devices in the previous 12 month period. CTi may terminate the Agreement for material default. This Agreement supersedes a previous agreement dated November 1, 2010, amended on June 1, 2011 and on September 2, 2011.

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

During the years ended June 30, 2013 and 2012, we recorded revenues from Desmet amounting to $1,223,210 and $145,000. In addition, we received advances of $1,375,000 and $372,444 in fiscal years 2013 and 2012 respectively. As of June 30, 2013 and 2012, Desmet has advanced to us an excess of funds of $1,215,663 and $372,444 which will be recognized as revenue as sales orders are shipped.

Note 5 - Net Loss per Share - Basic and Diluted

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

As of June 30, 2013, the Company had 13,611,815 stock options and 18,433,867 warrants outstanding to purchase shares of common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive. The Company also had $100,000 of outstanding convertible notes payable, before discounts, which are convertible into approximately 1,428,571 shares of common stock as of June 30, 2013.  These items were also not included in the calculation of diluted net loss per common share because their effect would be anti-dilutive.

Note 6 - Property and Equipment

Property and equipment consisted of the following as of June 30, 2013 and June 30, 2012:

	June 30,	June 30,
	2013	2012

Leasehold improvement	$2,475	$2,475
Furniture	26,837	26,837
Office equipment	1,499	1,499
Equipment	68,380	68,380
Skid systems	225,086	135,027
	324,277	234,218
Less: accumulated depreciation and amortization	(158,208)	(98,603)

Propert and equipment, net	$166,069	$135,615

Depreciation expense for the years ended June 30, 2013 and 2012 amounted to $59,605 and $46,282, respectively.

Note 7 - Bank Loan

In February 2007, the Company obtained a line of credit (LOC) with National Bank of California (NBOC). The LOC is secured by the Company's assets and the personal assets of the Company's officers. Subsequent to February 2007, the LOC was extended and amended several times. On November 1, 2011, the maturity of the loan was extended to February 1, 2013 with 14 monthly payments of $6,000 plus interest and quarterly principal payment of $50,000. As of June 30, 2012, the total outstanding balance of the loan amounted to $349,276 with an average interest of 7.5% per annum.

During the year ended June 30, 2013, the Company paid in full the entire $349,276 principal balance and recognized and paid interest expense of approximately $10,000.

Note 8 - Convertible Notes

Prolific Group, LLC

On December 6, 2011 we issued a convertible promissory note payable to the Prolific Group, LLC, (the "Prolific Note") in the amount of $25,000. The Note was unsecured, due December 6, 2012 and bore interest at a rate of 6% p.a. The Prolific Note is convertible into shares of our common stock at a conversion price equal to 65% of the average day's lowest closing bid out of the 5 trading days prior to conversion. CTi has the option to pre-pay the note prior to conversion at a premium of 150% of the principal amount. The issuance of the Prolific Note amounted in a beneficial conversion feature of $4,673 on the issue date which has been recorded as a discount to the carrying value of the note and is being amortized to interest expense over the term of the note. As of June 30, 2012, the outstanding balance of the note was $3,550 and remaining unamortized discount balance amounted to $2,030.

By virtue of the variable conversion ratio, the conversion feature is a derivative under ASC 815-40, Derivatives and Hedging, and accordingly, the value of the conversion feature has been classified as a derivative liability on the accompanying balance sheet. As of June 30, 2012, the outstanding balance of the liability was $663.

In July 2012, the $3,550 was paid in full. As a result, the $2,030 note discount was charged to interest expense and recorded a gain of $663 due to the extinguishment of the derivative liability.

Tripod Group, LLC

On December 6, 2011 we issued a convertible promissory note payable to the Tripod Group, LLC, (the "Second Tripod Note") in the amount of $30,000. The Note was unsecured, due December 6, 2012 and bore interest at a rate of 6% p.a. The Second Tripod Note is convertible into shares of our common stock at a conversion price equal to 65% of the average day's lowest closing bid out of the 5 trading days prior to conversion. CTi has the option to pre-pay the note prior to conversion at a premium of 150% of the principal amount. The issuance of the Second Tripod Note amounted in a beneficial conversion feature of $5,608 on the issue date which has been recorded as a discount to the carrying value of the note. As of June 30, 2012, the outstanding balance of the note was $30,000 and the remaining unamortized discount balance amounted to $2,436.

By virtue of the variable conversion ratio, the conversion feature is a derivative under ASC 815-40, Derivatives and Hedging, and accordingly, the value of the conversion feature has been classified as a derivative liability on the accompanying balance sheet. As of June 30, 2012, the outstanding balance of the liability was $5,608.

In July 2012, the $30,000 was paid in full. As a result, the $2,437 note discount was charged to interest expense and recorded a gain of $5,608 due to the extinguishment of the derivative liability.

Asher Note

On July 12, 2012 we entered into a convertible promissory note with Asher Enterprises, Inc. under which we issued a $53,000 convertible promissory note. The note was unsecured, due April 13, 2013 and bore interest at a rate of 8% per annum. The note is convertible into shares of our common stock at a conversion price equal to 60% of the average of the lowest three (3) Trading Prices for the Common Stock during the ten Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The note was issued in reliance on Section 4(2) of the Securities Act of 1933. The note was not offered via general solicitation to the public. No sales commissions or other remuneration was paid in connection with the issuance of this note.

The conversion price of the note is subject to adjustment based upon the pricing of subsequent financings undertaken by the Company. The Company has determined that this anti-dilution reset provision caused the conversion feature to be bifurcated from the Asher Note, treated as a derivative liability, and accounted for at its fair value. Upon issuance, the Company determined the fair value of the conversion feature was $15,149 and recorded a corresponding note discount to be amortized over the term of the note.

On November 9, 2012 the $53,000 note was paid in full including a pre-payment premium of $19,600 and interest of $1,394. Furthermore, the Company charged the entire $15,149 note discount to interest expense and recorded a gain of $19,159 to account for the extinguishment of the derivative liability which includes the $15,149 liability recorded when the note was issued and $4,010 recorded subsequently to account for the change in fair value of the liability.

Collins Note

On December 17, 2012 we issued a convertible promissory note payable to a private party, Stephen Collins, in the amount of $100,000 with an interest rate of 12% per annum and due May 31, 2014. The note is unsecured, convertible into shares of our common stock at a conversion price of $0.03 any time during the life of the note. The note was still outstanding as of June 30, 2013. The note was issued in reliance on Section 4(2) of the Securities Act of 1933. The note was not offered via general solicitation to the public. No sales commissions or other remuneration was paid in connection with the issuance of this note. Upon issuance of the note, the trading price of the Company's common stock was also $0.03/share which is the same as the note's conversion price. As such, there was no cost of beneficial conversion feature recorded.

Also, 3,333,333 fully vested warrants with a fair value of $90,106 were issued in connection with this note. The warrants are exercisable at $0.07/share and will expire in 3 years. The fair value of the warrants was recorded as a note discount and is being amortized to interest expense over the term of the note.

During the year ended June 30, 2013, the Company recognized and paid interest expense of $6,500 and amortized the note discount for $30,037. As of June 30, 2013, the outstanding balance of Convertible Notes Payable (net of discount) as recorded on the balance sheet amounted to $44,826 consisting of outstanding principal of $100,000 less discount of $55,174.

Note 9 - Related Party Short-Term Loan and Payables

West Point Partners, LLC

As of June 30, 2012, we had received $185,000 from West Point Partners, LLC, whose managing partner is the Company's Principal Accounting Officer. These funds are due on demand, and pay an annual interest rate of 12%. Accrued interest which is included in Accrued Expenses amounts to $4,500.

During the year ended, the Company recognized interest expense of $22,150. As of June 30, 2013, the entire loan of $185,000 is still outstanding with unpaid interest of $26,650.

Former Officer

On December 28, 2011, a former officer extended to the Company a $100,000 unsecured short-term loan due on demand at an annual interest rate of 12%. As of June 30, 2012, the outstanding loan balance amounted to $100,000 with accrued interest of $6,000.

In October 2012, the terms of the loan were amended so that the balance of accrued interest at September 30, 2012 of $9,000 was to be repaid at $3,000 per month starting in October 2012. Interest is to accrue and be paid monthly at 15% per year, and the entire balance is due October 1, 2013. In addition, principal payments are to be made monthly if the company receives cash in excess of $125,000 per month at an amount of 25% of the excess cash.

During the year ended June 30, 2013, the Company recorded interest expense of $8,580, paid in full the entire $100,000 including the entire interest due of approximately $14,500.

Note 10 - Short-Term Loans

Desmet Ballestra North America, Inc.

On October 26, 2010, the Company entered into an unsecured loan agreement with Desmet Ballestra North America, Inc. (Desmet) under which the Company borrowed $75,000. As of June 30, 2012, the outstanding loan balance amounted to $55,000 with accrued interest of $5,500.

During the year ended June 30, 2013, the Company paid the entire loan of $55,000 and Desmet agreed to forgave the $5,500 unpaid interest which was recorded as a reduction to interest expense.

Strategic IR

As of June 30, 2012, we had received $34,521 from a third party, Strategic IR. These funds are due on demand and pay an annual interest rate of 12%. Accrued interest amounts to $807 at June 30, 2012.

During the year ended, the Company recognized interest expense of $4,143. As of June 30, 2013, the entire loan of $34,521 is still outstanding with unpaid interest of $4,950.

Consultant

As of June 30, 2012, the Company owes a consultant a total of $20,349 in unpaid fees for services rendered. This amount was recorded as part of Accounts Payable and Accrued Expenses in the accompanying balance sheet as of June 30, 2012.

In July 2012, the Company issued a promissory note of $22,158 to this consultant which includes $1,809 in interest due to the consultant. The note is unsecured, will mature on October 31, 2012 and bear interest of 21%. In November 2012, the entire note was paid in full.

Note 11 - Accrued Payroll and Payroll Taxes

As of June 30, 2013 and 2012, the Company accrued unpaid salaries of officers amounting to $966,966 and $902,748 respectively. In addition, the Company also accrued the estimated payroll taxes due to this unpaid payroll of $79,357 and $90,098 respectively.

Note 12 - Stockholders' Deficit

Common Stock

In July and August 2012, the Company acquired previously issued 1,500,000 shares of common stock for a note conversion in FY 2012 for total costs of $25,460. The amount paid was reflected as a reduction to paid in capital.

In October 2012, pursuant to a settlement agreement with a former officer, the former officer returned 2,000,000 shares of common stock and options to purchase 10,000,000 shares of commons stock granted to him in February 2012. In exchange for the return of these equity instruments, the Company granted the former officer warrants to purchase 7,500,000 shares of common stock with a fair value of $140,043 using a Black-Scholes Option Pricing Model. The warrants vest immediately, exercisable at $0.05/share and will expire in 10 years after grant. Furthermore, the Company also reversed previously recognized compensation expense of $43,069 pertaining to the unvested portion of the returned options. As result, the Company recognized a total cost of $96,974 pursuant to the settlement agreement which is included as part of General and Administrative Expense in the accompanying Statement of Operations.

In December 2012 and May 2013, we issued an aggregate of 2,771,000 shares of common stock to a Director, employees and consultants with a fair value of $113,930. Included in this issuance was a 500,000 shares of common stock issued to a Director in exchange for the cancellation of his 500,000 fully vested options granted in February 2012. The shares of common stock issued were valued at the market price on the date of issuance.

In December 2012 6,800,858 shares of common stock previously issued to the Company's Officers and a service provider were cancelled. In exchange for the cancellation, the Company issued options to purchase 6,800,858 shares of common stock with a fair value of $201,920 using a Black-Scholes Option Pricing Model. The options vest immediately, exercisable at $0.03/share and will expire in 10 years after grant.

During fiscal 2012, the Company issued 3,889,003 shares of common stock valued at $135,459 as payment to service providers including compensation to our Chief Executive Officer. These shares were valued at fair value using discounted market prices. The Company also sold 600,000 shares of common stock for proceeds of $35,000, and issued 7,038,281 shares of common stock to convert $147,059 of outstanding principal under the convertible promissory notes (see Note 7).

Preferred Stock

On March 17, 2009, the Company  filed Amended and Restated Articles of Incorporation and created two  new series of preferred stock, the first of which is designated Series A Preferred Stock and the second of which is designated as Series B Preferred Stock. The total number of shares of Common Stock which this corporation shall have authority to issue is 1,000,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock of which 5,000,000 shares are designated as Series A Preferred Stock, and 5,000,000 shares are designated as Series B Preferred Stock, with the rights, preferences and privileges of the Series B Preferred Stock to be designated by the Board of Directors. There are no shares of Series A or Series B Preferred Stock outstanding. Each share of Common Stock and Preferred Stock has a par value of $0.001.

Stock Options

The Company has not adopted a formal stock option plan, however, it has assumed outstanding stock options resulting from the acquisition of its wholly-owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non- plan grants. A summary of the stock option activity from June 30, 2013 and 2012 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at June 30, 2011	1,810,957	$0.55	5.23

- Granted	11,750,000	0.03	9.88
- Forfeited	-	-	-
- Exercised	-	-	-
- Expired	-	-	-

Outstanding June 30, 2012	13,560,957	0.10	8.95

- Granted	10,550,858	0.03	9.50
- Forfeited	(10,500,000)	-	-
- Exercised	-	-	-
- Expired	-	-	-
Outstanding June 30, 2013	13,611,815	$0.10	8.17
Exercisable at June 30, 2013	13,611,815	$0.10	8.17
Vested at June 30, 2013	13,611,815	$0.10	8.17

In October 2012, pursuant to a settlement agreement with a former officer, the Company cancelled 10,000,000 options granted to the former officer in February 2012 (see Common Stock for further discussion).

In May 2013, the Company cancelled 500,000 options granted to a Director in February 2012 (see Common Stock for further discussion).

In December 2012 and May 2013, the Company granted options to employees to purchase a total of 3,750,000 shares of common stock with a fair value of $113,233 using the Black-Scholes Option Pricing Model. The options vest immediately, exercisable at $0.03/share and will expire in 10 years after grant.

In December 2012, the Company granted options to purchase 6,800,858 shares of common stock to Officers and a service provider (see Common Stock for further discussion).

There were 11,750,000 options issued in fiscal 2012. Ten million options were issued to our CEO as compensation with 5,000,000 options exercisable immediately valued at $135,142 and the other 5,000,000 exercisable February 15, 2013, valued at $137,459. In addition, 1,250,000 stock options were granted on February 16, 2012 with fair value of $33,786 to our Director of R&D with 100% of the options exercisable immediately. Also, 500,000 stock options were issued to independent board member and Audit Committee Chairman. These options were valued at $14,101 on a grant date and had vesting period of 3 years.

The intrinsic value of the outstanding options was $0 as of June 30, 2013 and 2012. The following table summarizes additional information concerning options outstanding and exercisable at June 30, 2013.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.03	11,800,858	8.17	$0.03	11,800,858	8.17
$0.33	637,297	3.31	$0.33	637,297	3.31
$0.67	1,173,660	3.68	$0.67	1,173,660	3.68
	13,611,815			13,611,815

Warrants

A summary of the Company's warrant activity and related information from as of June 30, 2013 and 2012 is as follows.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at June 30, 2011	13,145,618	$0.41	1.69

Granted	-	-	-
Exercised	-	-	-
Expired	1,923,331	0.36	-
Outstanding at June 30, 2012	11,222,287	0.42	0.85

Granted	15,703,933	0.05	7.76
Exercised	-	-	-
Expired	8,492,353	0.46	-
Vested at June 30, 2013	18,433,867	$0.09	6.74
Vested and expected to vest at June 30, 2013	18,433,867	$0.09	6.74
Exercisable at June 30, 2013	18,433,867	$0.09	6.74

In October 2012, pursuant to settlement agreement with a former officer, Company issued 7,500,000 warrants (see Common Stock for further discussion).

In December 2012, the Company issued 3,333,333 warrants to a note holder pursuant to convertible note offering (see Note 7).

In May 2013, the Company granted warrants to Officers to purchase a total of 4,000,000 shares of common stock with a fair value of $197,549 using the Black-Scholes Option Pricing Model. The warrants vest immediately, exercisable at $0.05/share and will expire in 10 years after grant.

In May 2013, the Company also granted warrants to an employee and a service provider to purchase a total of 870,600 shares of common stock with a fair value of $37,347 using the Black-Scholes Option Pricing Model. The warrants vest immediately, exercisable at $0.05/share up to $0.07/share and will expire in 3 to 10 years after grant.

There were no warrants granted in fiscal 2012.

The intrinsic value of the outstanding options was $0 as of June 30, 2013 and 2012. The following table summarizes additional information concerning warrants outstanding and exercisable at June 30, 2013.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.05 - 0.07	15,703,933	7.76	$0.06	15,703,933	$0.06
$0.20 - 0.37	929,934	0.62	$0.28	929,934	$0.28
$0.42 - 0.58	1,800,000	0.92	$0.55	1,800,000	$0.55
	18,433,867			18,433,867

The table below represents the assumptions for valuing the options and warrants granted in fiscal 2013 and 2012:

	Year Ended June 30,
	2013	2012
Expected life in years	3 - 10	5 - 6.5
Stock price volatility	211.0% - 225%	147.0%
Risk free interest rate	0.37% - 1.84%	0.86%
Expected dividends	None	None
Forfeiture rate	0%	0%

The assumptions used in the Black Scholes models referred to above are based upon the following data: (1) The contractual life of the underlying non-employee options is the expected life. The expected life of the employee option is estimated by considering the contractual term of the option, the vesting period of the option, the employees' expected exercise behavior and the post-vesting employee turnover rate. (2) The expected stock price volatility was based upon the Company's historical stock price over the expected term of the option. (3) The risk free interest rate is based on published U.S. Treasury Department interest rates for the expected terms of the underlying options. (4) The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future. (5) The expected forfeiture rate is based on historical forfeiture activity and assumptions regarding future forfeitures based on the composition of current grantees.

Note 13 - Income Taxes

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before income tax expense as a result of the NOL carry forward. Therefore, the company's effective tax rate is 0.0%. The Company files income tax returns in the United States ("Federal") and California ("State") jurisdictions. The Company is subject to Federal and State income tax examinations by tax authorities for all years since its inception.

At June 30, 2013, the Company had Federal and State net operating loss carry forwards available to offset future taxable income of approximately $8.1 million and $8.1 million, respectively. These carry forwards will begin to expire in the years ending June 30, 2027 and June 30, 2017, respectively, subject to IRS limitations, including change in ownership.

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

At June 30, 2013, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized. Accordingly, the Company has recorded a valuation allowance for 100% of its cumulative deferred tax assets.

As a result of the implementation of certain provisions of ASC 740-10, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of June 30, 2013.

Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its consolidated statements of operations. There is no interest or penalties accrued as of June 30, 2013.

The following summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years

Federal	2008 - 2012

California	2007 - 2012

The Company's net operating loss carryforwards are subject to IRS examination until they are utilized and such tax years are closed.

Note 14 - Commitments and Contingencies

Lease Agreements

The Company leases approximately 5,000 square feet of office and warehouse space at 10019 Canoga Ave in Chatsworth, California under a lease agreement which extends through February 1, 2016. Total rent expense was $54,130 and $59,061 for the years ended June 30, 2013 and 2012. Monthly payments are approximately $4,511 beginning May 2012. The Company has a security deposit of $9,500 associated with this lease. Future minimum lease payments under non-cancelable operating leases are:

For the Years Ended
June 30,	Amount
2014	$54,132
2015	108,264
2016	162,396

Total	$324,792

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two parties, our President as well as our former CEO and current CTO, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and former CEO/current CTO have been assigned to the Company.  In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of the CTO and President and former CEO for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010. The Company's CTO and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2013.

On April 30, 2008 (as amended November 22, 2010), our wholly owned subsidiary entered into an employment agreement with the Director of Chemical and Analytical Department (the "Inventor")who shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of June 30, 2013, no patents have been granted in which this person is the legally named inventor.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of June 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2013.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, (as defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the year ended June 30, 2013. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies. Management has engaged a Certified Public Accountant as a consultant to assist with the financial reporting process in an effort to mitigate some of the identified weaknesses. The Company intends on hiring the necessary staff to address the weaknesses once additional capital is obtained which will allow full operations to commence. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We have taken numerous steps to address the underlying causes of the internal control deficiencies, primarily through the development and implementation of policies, improved processes and documented procedures, the retention of third-party experts and contractors, and the hiring of additional accounting personnel with technical accounting and inventory accounting experience.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B.  Other Information

Nothing to report.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Certain of the information required by this item will be contained in the Form 10-K/A to be filed within 120 days of June 30, 2013. Such information is incorporated into this item by reference.

ITEM 11. Executive Compensation.

Certain of the information required by this item will be contained in the Form 10-K/A to be filed within 120 days of June 30, 2013. Such information is incorporated into this item by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

Certain of the information required by this item will be contained in the Form 10-K/A to be filed within 120 days of June 30, 2013. Such information is incorporated into this item by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Certain of the information required by this item will be contained in the Form 10-K/A to be filed within 120 days of June 30, 2013. Such information is incorporated into this item by reference.

ITEM 14. Principal Accountant Fees and Services.

Certain of the information required by this item will be contained in the Form 10-K/A to be filed within 120 days of June 30, 2013. Such information is incorporated into this item by reference.

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

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	October 15, 2013
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	October 15, 2013
N. Voloshin	(Principal Financial Officer)

/s/ James Fuller	Audit Committee Chairman, Independent Financial Expert	October 15, 2013
James Fuller