Form 10-K/A
period 2013-06-30
Cavitation Technologies, Inc.
filed 2013-10-28
CIK 1376793

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A hereby amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2013, which Cavitation Technologies, Inc. (the "Company") previously filed with the Securities and Exchange Commission ("SEC") on October 15, 2013. We are filing this amendment to include the information required in Part III, Items 10 through 14, that was previously omitted from the Form 10-K.

The Company is also filing the XBRL instance files to reflect corrections to XBRL Notes to Financial Statements, Accounting Policies, Notes Tables and Notes Details that were not uploaded correctly in the original Form 10-K filing. The XBRL instance files now reflect the information contained in the filed Form 10-K.

Except as expressly set forth herein, this Form 10-K/A does not reflect events occurring after the date of the original filing of the Form 10-K or modify or update any of the other disclosures contained therein in any way. Accordingly, this Form 10-K/A should be read in conjunction with the original filing on Form 10-K and the Company's other filings with the SEC.

i

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Person	Age	Position

Todd Zelek *(Resigned)	56	CEO, Secretary and Director
Igor Gorodnitsky	53	President, PEO, Secretary and Director
R.L. Hartshorn *(Resigned)	65	CFO and Director
Naum Voloshin	50	Principal Accounting Officer
Roman Gordon	63	CTO and Temporary Director
Varvara Grichko **	56	Director
James Fuller	72	Director

Audit committee standing members consisted of Igor Gorodnitdsky, James Fuller, and Varvara Grichko as of June 30, 2013. Mrs. Grichko has resigned from the Company's Board of Directors and the Audit Committee as of July 22, 2013 for personal reasons. We anticipate forming compensation, governance, and other committees as necessary.

Todd Zelek.  Mr. Zelek has served as our Chairman and Chief Executive Officer (CEO) since June 14, 2011. Prior to joining the Company, Mr. Zelek was formerly a private investor and former Investment Banker. Mr. Zelek was formerly Managing Director, Internet Group Head and Co-Head of the Los Angeles Investment Banking office for Lehman Brother, Inc. from 1995 through 2001. Prior to that he was a Managing Director and head of the Thrift Industry practice at Salomon Brothers in Los Angeles and New York. He began his career as an Investment Banker at Smith Barney in 1982. Mr. Zelek earned a Master's degree from the Sloan School at MIT in 1982 and graduated with Distinction from Cornell University in 1979. He was a member of Phi Beta. Mr. Zelek resigned from his positions as CEO, Chairman of the Board of Directors and Secretary on October 12, 2012.

Igor Gorodnitsky.  Mr. Gorodnitsky has been our President and member of the Board of Directors since September 26, 2008, and he became Company's Secretary and Principal Executive Officer (PEO) in November of 2012. Mr. Gorodnitsky developed expertise in handling and processing hazardous waste material. As a Senior Haz-Mat Specialist, he coordinated and successfully completed more than 500 emergency response Haz-mat clean-ups over the past 20 years. He coordinated and supervised Haz Mat projects, emergency and routine spill clean-ups, and confined space entry tasks. He coordinated and scheduled manpower and purchased and scheduled equipment and materials for containment and treatment of spills. He successfully managed, coordinated and supervised projects including Hazscanning, sampling, lab-packing, manifesting, profiling, labeling, and other special procedures for a variety of commercial clients  and municipalities. He is a chemist by training and holds numerous certifications and licenses including Hazwoper Training Program, Confined Space Entry and Gas Vapour HazCating, Certified Uniform Waste Manifest Training, Basic and Intermediate HazCating, On-Scene Incident Commander Emergency, Site Remediation Methods, Underground Storage Tank Removal, Health & Safety Supervisor Certification, Hazardous Certification, and Tosco Refinery Safety. Mr. Gorodnitsky was president of Express Environmental Corp. since its inception in 1980 until he sold his interest in January 2009.

R.L. Hartshorn.  Mr. Hartshorn has served as Chief Financial Officer (CFO) and member of the Board of Directors of the Company since September 26, 2008.  He previously served as a consultant to the company beginning in December 2007.  He served 15 years in a variety of leadership and operational positions in international banking with Chase Manhattan, the Swiss National bank (Foundation) and other banks in Europe, New York, and Latin America.  He speaks German, Portuguese, and Spanish. As a vice president at Chase and other banks, he was largely responsible for cultivating credit and marketing relationships with corporate clients across a variety of industries. He also held sales and sales management positions including seven years as Marketing & International Sales Manager for a software and advertising company.  Overall, Mr. Hartshorn's operational experience includes 13 years with a sales quota and seven years with P&L responsibility. He has been involved in the start-up of four business units and a turn-around of a business unit. He earned a B.S from the U.S. Naval Academy in 1971and an MBA from The Thunderbird School of Global Management in 1977.Mr. Hartshorn resigned from his positions as CFO and Director on October 22, 2012.

James Fuller. Mr. Fuller is an independent director, and has been Chairman of our Audit Committee and Independent Financial Expert since February, 2010. He was formerly a Vice President of the New York Stock Exchange and director of the Securities Investor Protection Corporation. In addition to his over 30 years experience in the securities markets, Mr. Fuller sat on the Board of Trustees of the University of California, Santa Cruz and previously served as Chairman of their Audit Committee and Independent Financial Expert. Mr. Fuller is a partner at Baytree Capital Associates, LLC. He received his BS in Political Science from San Jose State University and his MBA from California State University - Fresno.

Roman Gordon.  Mr. Gordon has been our Chief Technology Officer (CTO) since 2011, and he served as Chief Executive Officer and Chairman of the Board from September 26, 2008 up to June 2011. With more than 15 years experience in energy risk management and business management, he is one of the inventors of our intellectual properties. From 2003 to 2005 Mr. Gordon was president of Bubble Bee Corp., a car wash development company. Mr. Gordon was in charge of engineering, construction and development of environmentally friendly car wash water recycling systems. From 1997 to 2002, he was Chairman of a publicly traded electric service provider company (ESP), PowerSource Corp., where he participated in the power marketing of renewable energy and in evaluation and environmental compliance. PowerSource Energy Service Provider Corporation was an active participant in the "PowerGreen - 100" and "PowerGreen - 25" programs. Mr. Gordon received his bachelor degree in 1974 from Polytechnical Institute in Civil Engineering.

Naum Voloshin. Mr. Voloshin is 50 years old. He has over 20 years of experience in investment banking, business operations and marketing. Prior to joining CTi, Mr. Voloshin has worked for several development stage companies in US, Europe and Asia. The scope of his duties was to provide management, supervision, business experience and marketing skills.

Varvara Grichko.  Dr. Grichko has been a member of our Board of Directors since September, 2010, and servedas Director of R&D for the Company as well. She received her B.S./M.S degree in Chemistry from Novosibirsk State University in Russia, and earned her Ph.D. in Chemistry from the Russian Academy of Science and her Ph.D. in Biology from the University of Waterloo in Canada. Dr. Grichko worked at the Institute of Inorganic Chemistry of the Siberian Branch of the Russian Academy of Science, Marquette University and Novozymes, and was the co-founder of Nanolytics, Inc. She is author of numerous patents and scientific publications. Mrs. Grichko resigned from her positions as Board member on July 22, 2013.

*Messrs Zelek and Hartshorn have resigned from their respective positions in October of 2012.

***Mrs. Grichko has resigned from her position on the Board of Directors in July of 2013.

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to us during fiscal 2013 ended June 30, 2013, the following delinquent filings were filed: Igor Gorodnitsky, President and PEO, and Roman Gordon, CTO and Director, each submitted one delinquent form 4 involving 2 transactions. Filing delinquencies from previous years included: Todd Zelek CEO, submitted one delinquent Form 3 and one delinquent Form 4 involving two transactions. R.L. Hartshorn, CFO and Board Member, filed one delinquent Form 4 relating to seven transactions. Igor Gorodnitsky, President and Director, filed one delinquent Form 4 involving two transactions. Roman Gordon, Chief Technology Officer and beneficial owner of more than 10% of the common stock, filed one delinquent Form 4 involving two transactions. James Fuller, Director, filed one delinquent Form 3 and one delinquent Form 4 involving six transactions. Varvara Grichko, member of the Board of Directors and Director or Research and Development for the Company, did not file one delinquent Form 3 and a Form 4 involving five transactions.

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

									Changes in
									Pension
									Value and
								Non-Equity	Non-Qualified	All
					Stock	Option		Incentive Plan	Deferred	Other
	Year	Salary		Bonus	Awards (1)	Awards		Compensation	Compensation	Compensation	Totals
Todd J. Zelek *,**	2013	$32,500	(1)	$-	-	$149,816	(2)	$-	$-	$-	$182,316
Chief Executive Officer (Resigned)	2012	$97,500		$46,290	-	$272,601		$-	$-	$-	$416,391

Igor Gorodnitsky*	2013	$130,000	(3)	$-	-	$224,774	(4)	$-	$-	$-	$354,774
President, Principal Executive Officer	2012	$146,250		$-	-	$-		$-	$-	$-	$146,250

Naum Voloshin	2013	$19,050	(6)	$-	-	$-		$-	$-	$-	$19,050
Principal Accounting Officer	2012	$-		$-	-	$-		$-	$-	$-	$-

Roman Gordon	2013	$130,000	(5)	$-	-	$224,774	(4)	$-	$-	$-	$354,774
Chief Technology Officer	2012	$146,250		$-	-	$-		$-	$-	$-	$146,250

R.L. Hartshorn**	2013	$41,667	(7)	$-	-	$-		$-	$-	$-	$41,667
Chief Financial Officer (Resigned)	2012	$60,000	(7)	$-	-	$-		$-	$-	$-	$60,000

(1) For the year ended June 30, 2012, Mr. Zelek earned a base salary of $97,500 none of which was paid in cash and all of which was recorded as accrued payroll as of June 30, 2012. Total accrued salary for Mr. Zelek at June 30, 2012 amounted to $167,500. For the year ended June 30, 2013, Mr. Zelek earned a base salary of $32,500 and all of it was accrued in 2013. Total accrued salary owed to Mr. Zelek upon his resignation from the Company in October of 2012 was $200,000.

(2) During 2012, Mr. Zelek received two million shares of stock valued at $46,290 and 10,000,000 stock options half of which vested immediately and half of which vest in one year as part of an employment agreement. In fiscal 2013, these awards were replaced with 7,500,000 warrants valued at $149,816 as part of the separation agreement with Mr. Zelek. Stock awards are disclosed at the aggregate grant date fair values as calculated under ASC 718, Share-Based Payments. Assumptions made in valuing stock options are included in Note 10 the Financial Statements - "Stockholder's Equity". Option Awards are reported at the aggregate grant date fair value computed in accordance with ASC 718.

(3) For the year ended June 30, 2013, Mr. Gorodnitsky earned a base salary of $130,000 but received only $55,839 in cash with the remaining $45,000 recorded as Accrued Payroll and $29,161 used to settle payables to the Company at June 30, 2013. Total accrued salary for Mr. Gorodnitsky at June 30, 2013 amounted to $282,798. For the year ended June 30, 2012, Mr. Gorodnitsky earned a base salary of $146,250 none of which was paid in cash and all of which was recorded as accrued payroll as of June 30, 2012.

(4) For the year ended June 30, 2013, Messrs. Gorodnitsky and Gordon received 4,250,000 options and 2,000,000 warrants each totaling $224,774. Option and Warrant Awards are reported at the aggregate grant date fair value computed in accordance with ASC 718.

(5) For the year ended June 30, 2013, Mr. Gordon earned a base salary of $130,000 but received only $57,366 in cash with the remaining $56,134 recorded as Accrued Payroll and $16,500 used to settle a payable to the Company at June 30, 2013. Total accrued salary for Mr. Gordon at June 30, 2013 amounted to $208,699. For the year ended June 30, 2012, Mr. Gorodnitsky earned a base salary of $146,250.

(6) Mr. Voloshin earned a base salary of $19,050 for fiscal 2013, all of which was paid in cash.

In fiscal 2012, Mr. Voloshin was to earn a slary of $135,000. Such amount was forgiven to Mr. Voloshin during fiscal 2013.

*Messrs Zelek,Gorodnitsky, and Hartshorn also served as members of the Board of Directors during fiscal 2013 and part of their compensation was received for services provided as a board member.

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding equity-based awards that were held by executive officers as of June 30, 2013.

	Option Awards					Stock Awards
			Equity					Equity	Equity Incentive
			Incentive				Market	Incentive	Plan Awards:
	Number	Number	Plan Awards				value of	Plan Awards	market or
	of securities	of securities	# of Securities			# of Shares	Shares	# of Unearned	payout value of
	Underlying	Underlying	underlying			or units of	or units of	Shares, units	unearned shares,
	Unexercised	Unexercised	Unexercised	Option/warrant	Option/warrant	stock that	stock that	or other	units or other
	Options/warrants	Options/warrants	Unearned	Exercise	expiration	have not	have not	rights that	rights that have
Name	# Exercisable	# Unexercisable	Options	Price	date	vested	vested	have not vested	not vested

Todd J. Zelek	7,500,000	-	-	$0.05	10/12/2022	-	$-	-	$-
Ex Chief Executive Officer

Igor Gorodnitsky	4,250,000	-	-	$0.05	12/18/2022	-	$-	-	$-
President and	2,000,000	-	-	$0.05	5/13/2022	-	$-	-	$-
Principal Executive Officer

Roman Gordon	4,250,000	-	-	$0.05	12/18/2022	-	$-	-	$-
Chief Technology Officer	2,000,000	-	-	$0.05	5/13/2022	-	$-	-	$-

R.L. Hartshorn	102,366	-	-	$0.67	8/31/2016	-	$-	-	$-
Ex Chief Financial Officer	71,655			$0.33	8/31/2016	-	$-	-	$-

We do not offer retirement benefit plans to our executive officers.

Compensation of Directors

The following table sets forth certain information with respect to the compensation paid to our directors for fiscal 2013 determined on the basis of rules adopted by the SEC relating to smaller reporting companies.

	Fees			Non-equity
	Earned			inventive	Non-qualified
	or paid	Stock	Option	plan	deferred	All other
	in cash	Awards	Awards	compensation	compensation	compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)

James Fuller (1)	$-	$25,000	$4,083	$-	$-	$-	$29,083
Varvara Grichko (2)	$77,518	$48,930	$49,546	$-	$-	$-	$175,994

(1) In fiscal 2013, Mr. Fuller received an aggregate 500,000 shares of common stock with a grant date fair value of $25,000. Mr. Fuller also received 500,000 options in 2012 that originally vested over three years and the fair value of vested portion in fiscal 2013 was $4,083. These options were cancelled in FY 2013 and subsequently replaced by the aforementioned stock award in May of 2013. Awards of options are reported at the aggregate grant date fair value computed in accordance with ASC Topic 718 and are amortized over the vesting period accordingly. Mr. Fuller is the Company's Director, Audit Committee Chairman and Independent Financial Expert. His total outstanding stock and option awards at June 30, 2012 and 2013 amounted to 500,000 and 0 respectively.

(2) In fiscal 2013, for services as Director on the Company's Board and as Director of R&D, Ms. Grichko received a net of 1,071,000 shares of common stock with a grant date fair value of $48,930. She also received 1,250,000 options and 270,600 warrants with immediate vesting for these services. Awards of options and warrants are reported at the aggregate grant date fair value computed in accordance with ASC Topic 718 and were valued at $49,546 at the grant date. Mrs. Grichko also received a salary of $77,518 in fiscal 2013, $37,692 of which was accrued. Her accrued salary as Director of R&D for the Company at June 30, 2013 was $133,692. Ms. Grichko's total outstanding stock and option awards at June 30, 2012 and 2013 amounted to 1,561,183 and 2,770,600 respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock known by us to be owned beneficially as of June 30, 2013 and the date hereof by: (i) each person (including any group) that owns more than 5% of any class of the voting securities of our company; (ii) each director and officer of our company; and (iii) directors and officers as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown. The address for all directors and officers, unless otherwise indicated, is 10019 Canoga Avenue, Chatsworth, CA 91311.

		Amount and
		Nature of
	Title of	Beneficial	Percent of
Name of Beneficial Owner	Class	Ownership	Class (1)
Igor Gorodnitsky	Common Stock	17,323,475	10.9%	(2)
President , Principal Executive Officer, Director

R.L. Hartshorn	Common Stock	1,877,366	1.2%	(3)
Chief Financial Officer (Resigned)

James Fuller	Common Stock	837,500	0.5%
Chairman of Audit Committee, Director

Varvara Grichko	Common Stock	1,561,183	1.0%	(4)
Director

Roman Gordon	Common Stock	17,323,475	10.9%	(5)
Chief Technology Officer

Naum Voloshin	Common Stock	-	0.0%
Principal Accounting Officer

BioWorld Management LTD	Common Stock	9,500,000	6.0%

Directors and Officers	Common Stock	21,599,524	24.6%
(as a group, five individuals)

(1) Based on 158,439,702 issued and outstanding shares of common stock as of June 30, 2013.

(2) In addition, Mr. Gorodnitsky has the right to acquire 4,250,000 shares of common stock through stock options and 3,000,000 shares of common stock through warrants.

(3) In addition, Mr. Hartshorn has the right to acquire 174,021 shares of common stock through stock options.

(4) In addition, Dr. Grichko has the right to acquire 2,770,600 shares of common stock through stock options. Dr. Grichko is also Director of R&D for the Company.

(5) Mr. Gordon also has the right to acquire 4,250,000 shares of common stock through stock options and 3,000,000 shares of common stock through warrants.

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

Related Party Payables

On December 27, 2011 the Company's CEO, Todd Zelek, extended to the Company a short term loan due on demand of $100,000 at an annual interest rate of 12%. At June 30, 2012, the outstanding balance remained $100,000 along with $6,000 in accrued interest. The Company paid off the $100,000 loan along with all accrued interest during fiscal 2013.

During fiscal 2012, the Company provided a $15,000 advance against future reimbursable company expenses to our President and Board Member, Igor Gorodnitsky. This amount was subsequently liquidated and the outstanding balance on June 30, 2012 was $0. The Company provided an advance against future reimbursable company expenses of $15,000 to Roman Gordon, Chief Technology Officer, sibling of Igor Gorodnitsky, and owner of more than 5% of the outstanding common stock. The outstanding balance at June 30, 2012 was $15,000. In FY 2013, this amount was offset to the balance of Accrued Salary to Mr. Gordon and the outstanding balance on June 30, 2013 was $0.

During the course of fiscal 2012, various affiliates incurred expenses on behalf of the company. The outstanding balance at June 30, 2012 was $59,608 but this amount was reduced to less than $5,000 as of June 30, 2013.

As of June 30, 2012, we had received $185,000 from West Point Partners, LLC, whose managing partner is the Company's Principal Accounting Officer. These funds are due on demand, and pay an annual interest rate of 12%. During the year ended, the Company recognized interest expense of $22,150. As of June 30, 2013, the entire loan of $185,000 is still outstanding with unpaid interest of $26,650.

Refer to Footnote 9, Related Party Short-Term Loan and Payables, and Note 14, Commitments and Contingencies, Royalty Agreements, for a description of related party transactions with our executive officers during the fiscal year ended June 30, 2013.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit

Our principal auditing firm during fiscal 2012 was Rose, Snyder, and Jacobs.  During fiscal 2012, we incurred expenses of $63,509 for professional services rendered for the audit of our annual financial statements and review of quarterly financial statements included on Form 10-Q.

After fiscal 2013 ended, the Company replaced its former principal auditing firm Rose, Snyder and Jacobs with Weinberg & Co, Los Angeles. Rose, Snyder and Jacobs performed reviews of quarterly financial statements included on Forms 10-Q for the first three quarters of 2013 and received $35,500 for these services. Weinberg & Co is the principal auditing firm for the audit of our annual financial statements included with Form 10-K for fiscal 2013 and will receive about $35,000 for these services.

Tax Fees

The aggregate fees billed in fiscal 2013 and fiscal 2012 for professional services rendered by the principal accountant for tax preparation amounted to $12,185 and $10,600 respectively.

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

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	October 28, 2013
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	October 28, 2013
N. Voloshin	(Principal Financial Officer)

/s/ James Fuller	Audit Committee Chairman, Independent Financial Expert	October 28, 2013
James Fuller