Form 10-Q
period 2013-09-30
Cavitation Technologies, Inc.
filed 2013-11-19
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
YES    ☐        NO    ☒

      As of November 19, 2013, the issuer had 158,439,702 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1 - Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2013	2013
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$161,662	$241,976
Inventory, net	196,278	107,735
Prepaid expenses and other current assets	-	3,125
Total current assets	357,940	352,836

Property and equipment, net	161,542	166,068
Patents, net	70,670	70,315
Other assets	9,500	9,500
Total assets	$599,652	$598,719

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$309,276	$227,869
Accrued payroll and payroll taxes	1,016,223	1,016,223
Convertible notes payable, net of discounts	59,844	44,826
Related party payable	1,147	1,147
Short-term loan	34,521	34,521
Short term loan, related party	185,000	185,000
Advances from distributor	1,465,663	1,215,663
Total current liabilities	3,071,674	2,725,249

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2013 and June 30, 2013, respectively.	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 158,439,702 shares issued and outstanding as of September 30, 2013 and June 30, 2013, respectively.	158,440	158,440
Additional paid-in capital	17,484,058	17,484,058
Accumulated deficit	(20,114,520)	(19,769,028)
Total stockholders' deficit	(2,472,022)	(2,126,530)
Total liabilities and stockholders' deficit	$599,652	$598,719

See accompanying notes,which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	September 30,
	2013	2012
	(unaudited)	(unaudited)
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-
General and administrative expenses	312,765	361,906
Research and development expenses	6,123	40,163
Total operating expenses	318,888	402,069
Loss from operations	(318,888)	(402,069)
Interest expense and other	(26,604)	(46,957)
Net loss	$(345,492)	$(449,026)

Net loss per share,
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding,
Basic and diluted	158,439,702	165,089,134

See accompanying notes,which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited)

	Serries A
	Preferred		Common Stock		Additional Paid-	Accumalated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balance at June 30, 2013	-	$-	158,439,702	$158,440	$17,484,058	$(19,769,028)	$(2,126,530)

Net loss						(345,492)	(345,492)
Balance at September 30, 2013	-	$-	158,439,702	$158,440	$17,484,058	$(20,114,520)	$(2,472,022)

See accompanying notes,which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2013	2012
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(345,492)	$(449,026)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	24,493	14,166
Beneficial conversion feature on convertible notes payable	-	9,153
Amortization of convertible note discount	15,018	-
Fair value of options issued for services	-	39,842
Gain on change in fair value and extinguishment of derivatives liabilities, net	-	(14,291)

Effect of changes in:
Inventory	(88,543)	9,842
Prepaid expenses and other current assets	3,125	-
Accounts payable and accrued expenses	81,407	(44,938)
Accrued payroll and payroll taxes	-	185,696
Advances from distributor	250,000	250,000
Net cash (used in) provided by operating activities	(59,992)	444

Investing activities:
Purchase of property and equipment	(13,500)	(21,989)
Payments for patents	(6,822)	(11,050)
Net cash used in investing activities	(20,322)	(33,039)

Financing activities:
Payments of bank loan	-	(68,000)
Proceeds from convertible notes payable	-	53,000
Payments on convertible notes payable	-	(55,000)
Net cash used in financing activities	-	(70,000)

Decrease in cash	(80,314)	(102,595)
Cash, beginning of period	241,976	137,249
Cash, end of period	$161,662	$34,654

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,000	$5,770
Cash paid for income taxes	$-	$-

See accompanying notes,which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three months ended September 30, 2013 and 2012

Note 1 - Organization and Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") as promulgated in the United States of America ("U.S.") and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three months ended September 30, 2013 are not indicative of the results that may be expected for the fiscal year ending June 30, 2014. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2013.

Hydrodynamic Technology, Inc. was incorporated January 29, 2007 as a California corporation. It is a wholly owned subsidiary of Cavitation Technologies, Inc. (referred to herein, unless otherwise indicated, as "the Company," "CTi," "we," "us," and "our") a Nevada corporation originally incorporated under the name Bio Energy, Inc. CTi has developed, patented, and commercialized proprietary technology that may be used in liquid processing applications. CTi's patented Nano Reactor® is the critical component of CTi Nano Neutralization® System which is commercially proven to reduce operating costs and increase yields in refining vegetable oils. CTi has two patented systems and has filed several national and international patents to employ its proprietary technology in applications including, vegetable oil refining, waste water treatment, biodiesel, algae oil extraction, and alcoholic beverage enhancement.

Management's Plan Regarding Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  During the three months ended September 30, 2013, the Company incurred a net loss of $345,492. As of September 30, 2013, the Company had a working capital deficiency of $2,713,734 and a stockholders' deficit of $2,472,022.   These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2013 expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partner, the Desmet Ballestra Group (Desmet). Desmet has agreed to provide us monthly advances of $125,000 against future sales. During the quarter ended September 30, 2013, advances received from Desmet amounted to $250,000. We will also attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs, that the Company will be able to achieve profitable operations or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

Note 2 - Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cavitation Technologies, Inc. and its wholly owned subsidiary Hydrodynamic Technology, Inc. Inter-company transactions and balances have been eliminated through consolidation.

Fair Value Measurement

FASB Accounting Standards Codification ("ASC") 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2013, the carrying value of certain accounts such as inventory, accounts payable, accrued expenses, accrued payroll and short-term loans approximate fair value due to the short-term nature of such instruments.

The following table presents information about the Company's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of September 30, 2013 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

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

Patents

Capitalized patent costs represent legal fees associated with procuring and filing patent applications. The Company accounts for patents in accordance with ASC 350-30, General Intangibles Other Than Goodwill. The Company has two patents issued in fiscal 2012 and 2011. As of September 30, 2013, we have a total of 20 patents pending. The patents have duration of twenty years from filing date.

We believe that four years is a reasonable estimate based upon our estimate of time until the next generation of reactors is developed or until other forms of competition appear.

As of September 30 and June 30, 2013 the Company had remaining unamortized patent costs of $70,670 and $70,315 respectively.

Impairment of Intangible and Long-Lived Assets

In accordance with ASC 350-30 (General Intangibles Other than Goodwill), the Company evaluates amortizable intangibles and long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. Based on the Company annual impairment tests, management believes there is no impairment of its intangibles and long-lived assets as of September 30, 2013. There can be no assurance, however, that market conditions will not change or demand for the Company's products under development will continue. Either of these could result in future impairment of intangibles and long-lived assets.

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

Warranty Policy

The Company provides a limited warranty with every set of reactors sold, typically 2 years. The Company has not experienced significant claims under its warranty policy, and management determined no accrual for warranty reserve was necessary at September 30, 2013.

Dependence on Desmet Ballestra

Our revenue is almost entirely dependent on Desmet Ballestra who is our exclusive distribution agent with regard to the CTi Nano Neutralization® System for edible oils (see Note 3).

Basic Income per share

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

As of September 30, 2013, the Company had 13,611,815 stock options and 18,433,867 stock warrants outstanding to purchase shares of common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive. The Company also had $100,000 of outstanding convertible note payable, before discounts, which are convertible into approximately 3,333,333 shares of common stock as of September 30, 2013 (see Note 5).  These items were also not included in the calculation of diluted net loss per common share because their effect would be anti-dilutive.

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

Note 3 - Agreement with Desmet Ballestra

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

The Company and Desmet have worked together to determine the appropriate sales approach and installation process. The Company's Nano Neutralization is designed to be used as an add-on process to an existing neutralization system within soybean and other vegetable oil refineries. Desmet purchases Nano Reactor Systems from the Company and installs them at the refinery as part of an integrated neutralization system. We are therefore substantially dependent on Desmet to identify prospects, complete sales contracts, install the system and manage relationships with end- users.

During the fiscal quarters ended September 30, 2013 and 2012, we recorded no revenues from Desmet or otherwise. The Company received advances of $250,000 in each three months ended September 30, 2013 and 2012. As of September 30, 2013, Desmet has advanced to us an excess of funds of $1,465,663 which will be recognized as revenue as sales orders are shipped.

Note 4 - Property and Equipment

Property and equipment consisted of the following as of September 30, 2013 and June 30, 2013:

	September 30,	June 30,
	2013	2013

Leasehold improvement	$2,475	$2,475
Furniture	26,837	26,837
Office equipment	1,506	1,498
Equipment	81,872	68,380
Systems	225,086	225,086
	337,776	324,276
Less: accumulated depreciation and amortization	(176,234)	(158,208)
Property and equipment, net	$161,542	$166,068

Depreciation expense for the three months ended September 30, 2013 and 2012 amounted to $18,026 and $12,911, respectively.

Note 5 - Convertible Note

On December 17, 2012 we issued a convertible promissory note payable to a private party, in the amount of $100,000 with an interest rate of 12% per annum and due May 31, 2014. The note is unsecured, convertible into shares of our common stock at a conversion price of $0.03 any time during the life of the note. The note was still outstanding as of September 30, 2013. Upon issuance of the note, the trading price of the Company's common stock was also $0.03/share which is the same as the note's conversion price. As such, there was no beneficial conversion feature. Also, 3,333,333 fully vested warrants with a fair value of $90,106 were issued in connection with this note. The warrants are exercisable at $0.07/share and will expire in 3 years. The fair value of the warrants was recorded as a note discount and is being amortized to interest expense over the term of the note. As of June 30, 2013, the outstanding balance of note amounted to $44,826 consisting of outstanding principal of $100,000 less discount of $55,174.

During the three months ended September 30, 2013, the Company recognized and paid interest expense of $3,000 and amortized the note discount for $15,018. As of September 30, 2013, the outstanding balance of Convertible Notes Payable (net of discount) as recorded on the balance sheet amounted to $59,844 consisting of outstanding principal of $100,000 less discount of $40,156 and with unpaid interest of $1,000.

Note 6 - Short-Term Loan, Related Party

As of June 30, 2013, we had received a loan of $185,000 from West Point Partners, LLC, whose managing partner is the Company's Principal Accounting Officer. The loan is due on demand, unsecured and pays an annual interest rate of 12% per annum. Accrued interest as of June 30, 2013 amounted to $26,650.

During the three months ended September 30, 2013, the Company recognized interest expense of $5,550. As of September 30, 2013, the entire loan of $185,000 is still outstanding with unpaid interest of $32,200.

Note 7 - Short-Term Loan

As of June 30, 2013, we had received a loan of $34,521 from a third party, Strategic IR. The loan is due on demand, unsecured and pays an annual interest rate of 12% per annum. Accrued interest as of June 30, 2013 amounted to $4,950.

During the three months ended September 30, 2013, the Company recognized interest expense of $1,036. As of September 30, 2013, the entire loan of $34,521 is still outstanding with unpaid interest of $5,986.

Note 8 - Accrued Payroll and Payroll Taxes

As of September 30, 2013 and June 30, 2013, the Company had accrued unpaid salaries due to officers amounting to $966,966 and $966,966 respectively. In addition, the Company also accrued the estimated payroll taxes due to this unpaid payroll of $79,357 and $79,357 respectively.

Note 9 - Stockholders' Deficit

Stock Options

The Company has not adopted a formal stock option plan, however, it has assumed outstanding stock options resulting from the acquisition of its wholly-owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non- plan grants. A summary of the stock option activity from September 30, 2013 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding June 30, 2013	13,611,815	$0.10	7.92

Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding September 30, 2013	13,611,815	$0.10	7.92
Exercisable at September 30, 2013	13,611,815	$0.10	7.92
Vested at September 30, 2013	13,611,815	$0.10	7.92

At June 30, 2013, all outstanding stock options are fully vested. The intrinsic value of the outstanding options was $118,009 as of September 30, 2013. The following table summarizes additional information concerning options outstanding and exercisable at September 30, 2013.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.03	11,800,858	7.92	$0.03	11,800,858	7.92
$0.33	637,297	3.06	$0.33	637,297	3.06
$0.67	1,173,660	3.43	$0.67	1,173,660	3.43
	13,611,815			13,611,815

Warrants

A summary of the Company's warrant activity and related information for the three months ended on
September 30, 2013 is as follows.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at June 30, 2013	18,433,867	$0.09	6.49

Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Vested at September 30, 2013	18,433,867	$0.09	6.49
Vested and expected to vest at September 30, 2013	18,433,867	$0.09	6.49
Exercisable at September 30, 2013	18,433,867	$0.09	6.49

At June 30, 2013, all outstanding warrants are fully vested. The intrinsic value of the outstanding options was $0 as of September 30, 2013. The following table summarizes additional information concerning warrants outstanding and exercisable at September 30, 2013.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.05 - 0.07	15,703,933	7.51	$0.06	15,703,933	$0.06
$0.20 - 0.37	929,934	0.37	$0.28	929,934	$0.28
$0.42 - 0.58	1,800,000	0.67	$0.55	1,800,000	$0.55
	18,433,867			18,433,867

Note 10 - Income Taxes

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

At September 30, 2013, the Company had Federal and State net operating loss carry forwards available to offset future taxable income of approximately $8.1 million and $8.1 million, respectively. These carry forwards will begin to expire in the years ending June 30, 2027 and June 30, 2017, respectively, subject to Internal Revenue Services (IRS) limitations, including change in ownership.

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

At September 30, 2013, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized. Accordingly, the Company has recorded a valuation allowance for 100% of its cumulative deferred tax assets.

As a result of the implementation of certain provisions of ASC 740-10, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of September 30, 2013.

Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its consolidated statements of operations. There is no interest or penalties accrued as of September 30, 2013.

The following summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years

Federal	2008 - 2012

California	2007 - 2012

The Company's net operating loss carry forwards are subject to IRS examination until they are utilized and such tax years are closed.

Note 11 - Commitments and Contingencies

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two parties, our President as well as our former CEO and current CTO, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and former CEO/current CTO have been assigned to the Subsidiary.  In exchange, that Subsidiary agreed to pay a royalty of 5% of gross revenues to each of the CTO and President and former CEO for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by Cavitation Technologies on May 13, 2010 from its subsidiary. The Company's CTO and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through September 30, 2013.

On April 30, 2008 (as amended November 22, 2010), our wholly owned subsidiary entered into an employment agreement with the Director of Chemical and Analytical Department (the "Inventor")who shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of September 30, 2013, no patents have been granted in which this person is the legally named inventor.

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

Overview of our Business

Hydrodynamic Technology, Inc. was incorporated January 29, 2007 as a California corporation. It is a wholly owned subsidiary of Cavitation Technologies, Inc., a Nevada corporation originally incorporated under the name Bio Energy, Inc. We design and engineer environmentally friendly technology based systems that are designed to serve large, growing, global markets such as vegetable oil refining, renewable fuels, water treatment, algae oil extraction, biodiesel production, water-oil emulsions and crude oil yield enhancement.  Our systems are designed to process industrial liquids at a lower cost and higher yield than conventional technology. We are a process and product development firm that has developed, patented, and commercialized proprietary technology.

CTi has developed, patented, and commercialized proprietary technology that can be used for processing of industrial fluids. CTi's patented Nano Reactor® is the critical components of the CTi Nano Neutralization® System which is commercially proven to reduce operating costs and increase yields in processing oils and fats. CTi has two issued patents relating to our Nano Reactor® systems and has filed several national and international patents to employ its proprietary technology in applications including, vegetable oil refining, biodiesel production, waste water treatment, algae oil extraction, and alcoholic beverage enhancement.

During the three months ended September 30, 2013, we recorded no revenue. Our loss from operations in Q1 2014 is $345,492. Cumulative net cash used in operating activities of $59,992 and net cash used in investing activities of $20,322 was funded largely with Company's cash reserves at the beginning of the period.

Management's Plan

We are engaged in merchandising our Neutralization System which is designed to help refine vegetable oils such as soybean, canola, sunflower and rapeseed.  Our near term goal is to continue to merchandise our systems through our partner, Desmet Ballestra. Even though the Company's revenue increased significantly in last fiscal year, the Company incurred a net loss of $345,492 in the current fiscal quarter. As of September 30, 2013, the Company had a working capital deficiency of $2,713,734 and a stockholders' deficit of $2,472,022.   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.

Management's plan is to generate income from operations by licensing our technology globally through our strategic partner, the Desmet Ballestra Group (Desmet). Desmet has agreed to provide us monthly advances of $125,000 against future sales. During the three months ended September 30, 2013, advances received from Desmet amounted to $250,000 and we received a total of $1,875,000 as of October 15, 2013. These funds service interest plus a portion of operational expenses on a monthly basis. Desmet shall be entitled to immediately terminate the present agreement in case the claims of current US Patent Application Number 12/484,981 are not granted as such or are cancelled. In addition, Desmet may terminate the agreement on August 1 of any particular year if they have not installed at least 6 Nano Reactor® devices in the previous 12 month period. CTi may terminate the Agreement for material default. This Agreement supersedes a previous agreement dated November 1, 2010, amended on June 1, 2011 and on September 2, 2011. In addition to these advances, we anticipate that we will need additional funding, and we will attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern. As a result of the aforementioned factors, our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2013, expressed substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

CTi's critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended June 30, 2013, and did not change for the three months ended September 30, 2013.

Results of Operations

The following is a comparison of our results of operations for the three months ended September 30, 2013 and 2012.

	For the Quarter Ended
	September 30,
	2013	2012	$ Change	% Change

Revenue	$-	$-	$-	0.0%
Cost of revenue	-	-	-	0.0%
Gross profit	-	-	-	0.0%
General and administrative expenses	312,765	361,906	(49,141)	-13.6%
Research and development expenses	6,123	40,163	(34,040)	-84.8%
Total operating expenses	318,888	402,069	(83,181)	-20.7%
Loss from operations	(318,888)	(402,069)	83,181	-20.7%
Interest expense and other	(26,604)	(46,957)	20,353	-43.3%
Net loss before income tax expense	(345,492)	(449,026)	103,534	-23.1%
Income tax expense	-	-	-	-
Net loss	$(345,492)	$(449,026)	$103,534	-23.1%

Revenue

We recorded no revenue in the first quarter of fiscal 2014 or fiscal 2013.

Operating Expenses

Operating expenses for the three months ended September 30, 2013 amounted to $318,888 compared with $402,069 for the same period in 2012, a decrease of $83,181, or 21%. In both periods, the major expense component was compensation, most of which was accrued in Q1 2013 but paid in cash in the current period. In the first quarter of fiscal 2014, compensation amounted to $91,815 or 29% of total costs compared with $236,999, or 60% in the first quarter of fiscal 2013. This decrease in compensation in the first quarter of fiscal 2014 was attributable largely to the reduction in a number of management positions and their base salaries.

During the first quarter of 2014, the other major component of operating expense was professional service fees related to auditors, accounting, and legal services which amounted to $76,284 or 24% of total operating expenses versus $43,046, or 11% in the first quarter of fiscal 2013. These expenses were substantially higher in the first quarter of fiscal 2013 as we increased reliance on third-party service providers rather than management, and the new auditor firm was engaged.

R&D expenses remained relatively low as we continued to rely on Desmet Ballestra for support in R&D. It is our intention to pursue R&D as our cash position permits.

Interest Expense

Interest expense of $26,604 during current quarter was composed of non-cash expenses of $22,978, $15,018 of which related to convertible note amortization, and $6,585 to accrued interest on short term loans outstanding. Cash interest of $3,000 was paid to a Convertible Note holder. In the first quarter of fiscal 2013, Interest Expense of $46,957 consisted of a non-cash expense of $26,587 relating to convertible notes and $14,600 in non-cash, accrued interest relating primarily to short term loans. Cash interest payments on our loan from the National Bank of California were $5,770 in Q1 2013.

As of September 30, 2013, the outstanding balance of Convertible Notes Payable (net of discount) as recorded on the balance sheet amounted to $59,844 consisting of outstanding principal of $100,000 less discount of $40,156.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  During the three months ended September 30, 2013, the Company incurred a net loss of $345,492. As of September 30, 2013, the Company had a working capital deficiency of $2,713,734 and a stockholders' deficit of $2,472,022.   These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2013 expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partner, the Desmet Ballestra Group (Desmet). Desmet has agreed to provide us monthly advances of $125,000 against future sales. During the quarter ended September 30, 2013, advances received from Desmet amounted to $250,000. We will also attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs, that the Company will be able to achieve profitable operations or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

On September 30, 2013, we had cash on hand in the amount of $161,662. In addition to the funds on hand, we will require additional funds to continue to operate our business. This includes expenses we will incur in connection with costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, we have contractual commitments for salaries to our executive officers. In light of our financial commitments over the next several months and its liquidity constraints, we have implemented cost reduction measures in all areas of operations. We intend to review these measures on an ongoing basis and make additional decisions as may be required.

Cash Flow

Net cash used in operating activities during the three months ended September 30, 2013 amounted to $59,992 compared with $444 for the same period in fiscal 2013. Funding for the operating and investing activities was provided by $250,000 in advances from our distributor, and partially from cash reserves. For the first quarter of fiscal 2014, we paid $91,815 in compensation, $95,074 in fixed operating costs, $76,284 in professional services fees, $22,443 in various insurance premiums, and $3,000 in interest payments, and other obligations of about $39,000. In Q1 2013, cash was used to pay $42,394 in fixed operating costs, $58,325 in compensation, $57,920 in professional service fees, $8,926 in manufacturing costs, $16,701 in marketing and sales and $35,355 in interest payments. We paid other obligations amounting to $32,192.

Net cash used in investing activities during the three months ended September 30, 2013 was relating to $6,822 in capitalized patents and $13,500 for property, plant, and equipment. During the same period ended September 30, 2012, we invested $11,050 in capitalized patents and $21,989 in property, plant and equipment.

For the first quarter of fiscal 2013, funding was provided from proceeds of $53,000 from issuance of our convertible note. We used the convertible note funding to repay $55,000 in existing convertible debt and $68,000 in principal on the bank loan.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for smaller reporting companies.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with rule 13a-15(a), CTi management must maintain disclosure controls and procedures as defined in Rule 13a- 15(e) of the Securities and Exchange Act of 1934, or the Exchange Act, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of September 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the first quarter of fiscal 2014 that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

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

None.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - (Removed and Reserved)

Item 5 - Other Information

None

Item 6 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES
			Incorporated by Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form	Pd. Ending	Exhibit	Filing Date

3(i)(a)	Articles of Incorporation - original name of Bioenergy, Inc.		SB-2	N/A	3.1	October 19, 2006
3(i)(b)	Articles of Incorporation - Amended and Restated		10-Q	December 31, 2008	3-1	February 17, 2009
3(i)( c )	Articles of Incorporation - Amended and Restated		10-Q	June 30, 2009	3-1	May 14, 2009
3(i)(d)	Articles of Incorporation - Amended; increase in authorized shares		8-K	N/A	N/A	October 29, 2009
3(i)(e)	Articles of Incorporation - Certificate of Amendment; forward split		10-Q	September 30, 2009	3-1	November 16, 2009

10.1	Patent Assignment Agreement between the Company and Roman Gordon dated July 1, 2008.		8-K	June 30, 2009	10.1	May 18, 2010
10.2	Patent Assignment Agreement between the Company and Igor Gorodnitsky dated July 1, 2008.		8-K	June 30, 2009	10.2	May 18, 2010
10.3	Assignment of Patent Assignment Agreement between the Company and Roman Gordon		8-K	June 30, 2009	10.3	May 18, 2010
10.4	Assignment of Patent Assignment Agreement between the Company and Igor Gorodnitsky		8-K	June 30, 2009	10.4	May 18, 2010
10.5	Employment Agreement between the Company and Roman Gordon date March 17, 2008		10K/A	June 30, 2009	10.3	October 20, 2011
10.6	Employment Agreement between the Company and Igor Gorodnitsky dated March 17, 2008		10K/A	June 30, 2009	10.4	October 20, 2011
10.7	Employment and Confidentiality and Invention Assignment Agreement between the Company and Varvara Grichko dated April 30, 2008		10-Q	December 31, 2010	10.3	February 11, 2011
10.8	Board of Director Agreement - James Fuller		10-Q	December 31, 2011	10.12	October 20, 2011
10.9	Technology and License Agreement with Desmet Ballestra dated 14 May 2012		10-K	June 30, 2012	10.1	October 15, 2012
10.10	Short Term Loan Agreement - CEO		10-K	June 30, 2012	10.11	October 15, 2012
10.11	Loan Agreement - Desmet Ballestra - Oct. 26, 2010

14.1	Code of Business Conduct and Ethics*		10-K	June 30, 2011	14.1	September 28, 2011
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted	X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted	X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

*	In accordance with Regulation S-K 406 of the Securities Act of 1934, we undertake to provide to any person
	without charge, upon request, a copy of our "Code of Business Conduct and Ethics". A copy may be requested
	by sending an email to info@cavitationtechnologies.com.

SIGNATURES

Pursuant to the requirements of the securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	November 19, 2013
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Principal Accounting Officer	November 19, 2013
N. Voloshin

/s/ Jim Fuller	Audit Committee Chairman, Independent Financial Expert	November 19, 2013
Jim Fuller