Form 10-Q
period 2013-12-31
Cavitation Technologies, Inc.
filed 2014-02-24
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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
YES    ☐        NO    ☒

      As of February 24, 2014, the issuer had 161,773,035 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1 - Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31,
	2013	June 30,
	(unaudited)	2013
ASSETS

Current assets:
Cash and cash equivalents	$74,143	$241,976
Inventory, net	228,425	107,735
Prepaid expenses and other current assets	-	3,125
Total current assets	302,568	352,836

Property and equipment, net	153,677	166,068
Patents, net	73,157	70,315
Other assets	9,500	9,500
Total assets	$538,902	$598,719

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$269,772	$227,869
Accrued payroll and payroll taxes	1,016,223	1,016,223
Convertible notes payable, net of discounts	-	44,826
Related party payable	1,147	1,147
Short-term loan	34,521	34,521
Short term loan, related party	185,000	185,000
Advances from distributor	1,345,397	1,215,663
Total current liabilities	2,852,060	2,725,249

Commitments and contingencies

Stockholders' deficit:
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, and 161,773,035 and 158,439,702 shares issued and outstanding as of December 31, 2013 and June 30, 2013, respectively	161,773	158,440
Additional paid-in capital	18,325,032	17,484,058
Accumulated deficit	(20,799,963)	(19,769,028)
Total stockholders' deficit	(2,313,158)	(2,126,530)
Total liabilities and stockholders' deficit	$538,902	$598,719

See accompanying notes,which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Revenue	$495,266	$693,788	$495,266	$693,788
Cost of revenue	16,633	4,939	16,633	4,939
Gross profit	478,633	688,849	478,633	688,849

General and administrative expenses	1,094,438	404,536	1,407,454	766,442
Research and development expenses	20,644	25,690	26,768	65,853
Total operating expenses	1,115,082	430,226	1,434,222	832,295
Loss from operations	(636,449)	258,623	(955,589)	(143,446)
Interest expense and other	(49,367)	(20,133)	(75,346)	(67,090)
Net Income (Loss)	$(685,816)	$238,490	$(1,030,935)	$(210,536)

Net loss per share,
Basic and Diluted	$(0.00)	$0.00	$(0.01)	$(0.00)

Weighted average shares outstanding,
Basic and Diluted	158,995,258	157,887,084	158,995,258	161,488,109

See accompanying notes,which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited)

	Series A Preferred		Common Stock		Additional Paid-	Accumalated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total

Balance at June 30, 2013	-	$-	158,439,702	$158,440	$17,484,058	$(19,769,028)	$(2,126,530)

Fair Value of vested warrants					744,307		744,307
Common Stock issued upon conversion
of Note Payable			3,333,333	3,333	96,667		100,000
Net Loss						(1,030,935)	(1,030,935)
Balance at December 31, 2013	-	$-	161,773,035	$161,773	$18,325,032	$(20,799,963)	$(2,313,158)

See accompanying notes,which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended December 31,
	2013	2012

Operating activities:
Net loss	$(1,030,935)	$(210,536)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	48,192	29,703
Amortization of convertible note discount	55,174	22,126
Fair value of stock, options and warrants issued for services	744,307	105,524
Gain on change in fair value and extinguishment of derivatives liabilities, net	-	(25,430)

Effect of changes in:
Inventory	(120,690)	(2,941)
Prepaid expenses and other current assets	3,125	-
Advances to related parties	-	7,353
Accounts payable and accrued expenses	41,903	(76,144)
Accrued payroll and payroll taxes	-	269,169
Advances from distributor	625,000	625,000
Reduction in advances due to revenues from distributor	(495,266)	(397,541)
Net cash (used in) provided by operating activities	(129,190)	346,283

Investing activities:
Purchase of property and equipment	(22,867)	(51,182)
Payments for patents	(15,776)	(12,654)
Net cash used in investing activities	(38,643)	(63,836)

Financing activities:
Payments of bank loan	-	(349,276)
Proceeds from convertible notes payable	-	153,000
Payments on convertible notes payable	-	(108,000)
Payments of short-term loans	-	(55,000)
Net cash used by financing activities	-	(359,276)

Net decrease in cash	(167,833)	(76,829)
Cash, beginning of period	241,976	137,249
Cash, end of period	$74,143	$60,420

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,000	$40,020
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing transactions:
Common stock issued upon conversion of note payable	$100,000	$-

See accompanying notes,which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Six months ended December 31, 2013 and 2012

Note 1 - Organization and Basis of Presentation

Description of Business

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Cavitation Technologies, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

The consolidated balance sheet information as of June 30, 2013 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the SEC on October 15, 2013. These interim financial statements should be read in conjunction with that report.

Management's Plan Regarding Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  During the six months ended December 31, 2013, the Company incurred a net loss of $1,030,935 and utilized $129,190 of cash in operations. As of December 31, 2013, the Company had a working capital deficiency of $2,549,492 and a stockholders' deficit of $2,313,158.   These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2013 expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partner, the Desmet Ballestra Group (Desmet). Desmet has agreed to provide us monthly advances of $125,000 against future sales. During the six months ended December 31, 2013, advances received from Desmet amounted to $625,000. We will also attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs, that the Company will be able to achieve profitable operations or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

Note 2 - Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cavitation Technologies, Inc. and its wholly owned subsidiary Hydrodynamic Technology, Inc. Inter-company transactions and balances have been eliminated through consolidation.

Fair Value Measurement

FASB Accounting Standards Codification ("ASC") 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2013, the carrying value of certain accounts such as inventory, accounts payable, accrued expenses, accrued payroll and short-term loans approximate fair value due to the short-term nature of such instruments.

The following table presents information about the Company's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of December 31, 2013 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

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

Revenue Recognition

Revenues are recognized when persuasive evidence of an agreement exists; delivery has occurred, including transfer of title and risk of loss for product sales, or services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collectability is reasonably assured.

Prior to May 2012, under our agreement with Desmet, we recorded our revenues pursuant to ASC 605-28-15 describes the Milestone Method as pertaining to R&D deliverables under which the Company satisfies its performance obligations over a period of time and which a portion or all of the consideration is contingent upon uncertain future events or circumstances.

Patents

Capitalized patent costs represent legal fees associated with procuring and filing patent applications. The Company accounts for patents in accordance with ASC 350-30, General Intangibles Other Than Goodwill. The Company has two patents issued in fiscal 2012 and 2011, and another 3 patents granted in fiscal 2014. As of December 31, 2013, we have a total of 15 patents pending. The patents have duration of twenty years from filing date.

We amortize our patents over a four year estimated life. As of December 31 and June 30, 2013 the Company had remaining unamortized patent costs of $73,157 and $70,315 respectively.

Impairment of Intangible and Long-Lived Assets

In accordance with ASC 350-30 (General Intangibles Other than Goodwill), the Company evaluates amortizable intangibles and long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. Based on the Company annual impairment tests, management believes there is no impairment of its intangibles and long-lived assets as of December 31, 2013. There can be no assurance, however, that market conditions will not change or demand for the Company's products under development will continue. Either of these could result in future impairment of intangibles and long-lived assets.

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

Warranty Policy

The Company provides a limited warranty with every set of reactors sold, typically 2 years. The Company has not experienced significant claims under its warranty policy, and management determined no accrual for warranty reserve was necessary at December 31, 2013.

Dependence on Desmet Ballestra

Our revenue is almost entirely dependent on Desmet Ballestra who is our exclusive distribution agent with regard to the CTi Nano Neutralization® System for edible oils. During fiscal 2013 and for the six months ended December 31, 2013, 97% and 100% of revenue, respectively, were derived from Desmet sales efforts (see Note 3).

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

As of December 31, 2013, the Company had 16,611,815 stock options and 37,633,867 stock warrants outstanding to purchase shares of common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive.

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

Note 3 - Agreement with Desmet Ballestra

On May 14, 2012 we signed a global Research and Development, Marketing and Technology License Agreement with the n.v. Desmet Ballestra Group s.a. (Desmet), a Belgian company that is actively marketing the NANO Neutralization System, the key component of which is the Company's reactor to soybean and other vegetable oil refiners. The Agreement provides Desmet (licensee) a limited, exclusive license and right to develop, design and supply Nano Reactor® systems which incorporate Nano Reactor® devices on a global basis but is limited to oils and fats and oleo chemical applications. CTi (licensor) remains owner of the current patents and patent applications but Desmet will be co-owner of any new process patent applications jointly developed. Desmet has agreed to provide, under certain conditions, limited monthly advance payments of $125,000 against future sales to CTi. Desmet shall be entitled to immediately terminate the present agreement in case the claims of current US Patent Application Number 12/484,981 are not granted as such or are cancelled. In addition, Desmet may terminate the agreement on August 1 of any particular year if they have not installed at least 6 Nano Reactor® devices in the previous 12 month period. CTi may terminate the Agreement for material default. This Agreement supersedes a previous agreement dated November 1, 2010, amended on June 1, 2011 and on September 2, 2011.

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

During the six months ended December 31, 2013 and 2012, we recorded revenues of $495,266 and $693,788 from Desmet. The Company received advances of $625,000 in each six month periods ended December 31, 2013 and 2012. As of December 31, 2013, Desmet has advanced to us an excess of funds of $1,345,397 which will be recognized as revenue as sales orders are shipped.

Note 4 - Property and Equipment

Property and equipment consisted of the following as of December 31, 2013 and June 30, 2013:

	December 31,	June 30,
	2013	2013

Leasehold improvement	$2,475	$2,475
Furniture	26,837	26,837
Office equipment	1,506	1,498
Equipment	91,239	68,380
Systems	225,086	225,086
	347,143	324,276
Less: accumulated depreciation and amortization	(193,466)	(158,208)
Property and equipment, net	$153,677	$166,068

Depreciation expense for the six months ended December 31, 2013 and 2012 amounted to $35,258 and $27,195, respectively.

Note 5 - Convertible Note

On December 17, 2012 we issued a convertible promissory note payable to a private party, in the amount of $100,000 with an interest rate of 12% per annum and due May 31, 2014. The note is unsecured, convertible into shares of our common stock at a conversion price of $0.03 any time during the life of the note. Upon issuance of the note, the trading price of the Company's common stock was also $0.03/share which is the same as the note's conversion price. As such, there was no cost of beneficial conversion feature recorded. Also, 3,333,333 fully vested warrants with a fair value of $90,106 were issued in connection with this note. The warrants are exercisable at $0.07/share and will expire in 3 years. The fair value of the warrants was recorded as a note discount and was being amortized to interest expense over the term of the note. As of June 30, 2013, the outstanding balance of note amounted $100,000 less discount of $55,174 resulting in a net balance of $44,826.

On December 2, 2013 the $100,000 Note was converted into 3,333,333 shares of the Company's common stock and the unamortized balance of the note discount of $55,174 was recognized as interest expense.

Note 6 - Short-Term Loan, Related Party

As of December 31, 2013, we had received a loan of $185,000 from West Point Partners, LLC, whose managing partner is the Company's Principal Accounting Officer. The loan is due on demand, unsecured and pays an annual interest rate of 12% per annum. Accrued interest as of December 31, 2013 amounted to $37,750.

During the six months ended December 31, 2013, the Company recognized interest expense of $11,100. As of December 31, 2013, the entire loan of $185,000 is still outstanding with unpaid interest of $37,750.

Note 7 - Short-Term Loan

As of December 31, 2013, we had received a loan of $34,521 from a third party, Strategic IR. The loan is due on demand, unsecured and pays an annual interest rate of 12% per annum. Accrued interest as of December 31, 2013 amounted to $7,021.

During the six months ended December 31, 2013, the Company recognized interest expense of $2,071. As of December 31, 2013, the entire loan of $34,521 is still outstanding with unpaid interest of $7,021.

Note 8 - Accrued Payroll and Payroll Taxes

As of December 31, 2013 and June 30, 2013, the Company had accrued unpaid salaries due to officers amounting to $966,966. In addition, the Company also accrued the estimated payroll taxes due to this unpaid payroll of $79,357.

Note 9 - Stockholders' Deficit

Stock Options

The Company has not adopted a formal stock option plan, however, it has assumed outstanding stock options resulting from the acquisition of its wholly-owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non- plan grants. A summary of the stock option activity from December 31, 2013 is as follows:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding June 30, 2013	13,611,815	$0.10	7.92

- Granted	-	-	-
- Forfeited	-	-	-
- Exercised	-	-	-
- Expired	-	-	-
Outstanding December 31, 2013	13,611,815	$0.10	7.67
Vested and Exercisable at December 31, 2013	13,611,815	$0.10	7.67

The intrinsic value of the outstanding options was $826,060 as of December 31, 2013. The following table summarizes additional information concerning options outstanding and exercisable at December 31, 2013.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.03	11,800,858	7.67	$0.03	11,800,858	7.67
$0.33	637,297	2.81	$0.33	637,297	2.81
$0.67	1,173,660	3.18	$0.67	1,173,660	3.18
	13,611,815			13,611,815

Warrants

A summary of the Company's warrant activity and related information for the six months ended on December 31, 2013 is as follows.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at June 30, 2013	18,433,867	$0.09	6.49

Granted	22,200,000	0.04	9.80
Exercised	-	-	-
Expired	-	-	-
Vested at December 31, 2013	40,633,867	$0.07	8.26
Vested and exercisable at December 31, 2013	32,633,867	$0.07	8.26

In October 2013, the Company granted employees warrant to purchase 9,100,000 shares of common stock at $0.04/share, vesting immediately and expiring in 5 and 10 years from grant date. The fair value of the warrants amounted to $363,882 using the Black-Scholes Merton valuation model with the following average assumptions: risk-free interest rate of 0.90%; dividend yield of 0%; volatility of 232%; and an expected life of 3.75 years.

In October 2013, the Company granted consultants warrant to purchase 13,100,000 shares of common stock at $0.04 up to $0.45/share, vest over a period of one year and expiring in 5 and 10 years from grant date. The fair value of the warrants that vest during the six month period ended December 31, 2013 amounted to $380,425 using the Black-Scholes Merton valuation model with the following average assumptions: risk-free interest rate of 2.50%; dividend yield of 0%; volatility of 223%; and an expected life of 8.54 years. As of December 31, 2013, total compensation cost related to non-vested warrant award not yet recorded is approximately $633,000. The intrinsic value of the outstanding warrants was $2,038,530 as of December 31, 2013.

The following table summarizes additional information concerning warrants outstanding and exercisable at December 31, 2013.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.04 - 0.07	38,333,869	8.77	$0.05	30,333,869	$0.05
$0.20 - 0.37	499,998	0.40	$0.20	499,998	$0.20
$0.42 - 0.58	1,800,000	0.42	$0.55	1,800,000	$0.55
	40,633,867			32,633,867

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

During the six months ended December 31, 2013, we recorded revenue of $495,266. Our loss from operations in six months of fiscal 2014 is $1,030,935. Net cash used in operating activities of $129,190 and net cash used in investing activities of $38,643 was funded largely with Company's cash reserves at the beginning of the period as well advances from Desmet.

Management's Plan

We are engaged in merchandising our Neutralization System which is designed to help refine vegetable oils such as soybean, canola, sunflower and rapeseed.  Our near term goal is to continue to merchandise our systems through our partner, Desmet Ballestra. Even though the Company's revenue increased significantly in last fiscal year, the Company incurred a net loss of $1,030,935 during the six months ended December 31, 2013. As of December 31, 2013, the Company had a working capital deficiency of $2,549,492 and a stockholders' deficit of $2,313,158.   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.

Management's plan is to generate income from operations by licensing our technology globally through our strategic partner, the Desmet Ballestra Group (Desmet). Desmet has agreed to provide us monthly advances of $125,000 against future sales. During the six months ended December 31, 2013, advances received from Desmet amounted to $625,000 and we received a total of $2,250,000 as of February 15, 2014. These funds service interest plus a portion of operational expenses on a monthly basis. Desmet shall be entitled to immediately terminate the present agreement in case the claims of current US Patent Application Number 12/484,981 are not granted as such or are cancelled. In addition, Desmet may terminate the agreement on August 1 of any particular year if they have not installed at least 6 Nano Reactor® devices in the previous 12 month period. CTi may terminate the Agreement for material default. This Agreement supersedes a previous agreement dated November 1, 2010, amended on June 1, 2011 and on September 2, 2011. In addition to these advances, we anticipate that we will need additional funding, and we will attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

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

Critical Accounting Policies

CTi's critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended June 30, 2013, and did not change for the six months ended December 31, 2013.

Results of Operations

The following is a comparison of our results of operations for the three months ended December 31, 2013 and 2012.

	For the Three Months Ended
	December 31,
	2013	2012	$ Change	% Change
	(Unaudited)	(Unaudited)

Revenue	$495,266	$693,788	$(198,522)	-28.6%
Cost of sales	16,633	4,939	11,694	236.8%
Gross profit	478,633	688,849	(210,216)	-30.5%
General and administrative expenses	1,094,438	404,536	689,902	170.5%
Research and development expenses	20,644	25,690	(5,046)	-19.6%
Total operating expenses	1,115,082	430,226	684,856	159.2%
Loss from operations	(636,449)	258,623	(895,072)	-346.1%
Interest expense & other	(49,367)	(20,133)	(29,234)	145.2%
Net Loss	$(685,816)	$238,490	$(924,306)	-387.6%

Revenue

During the three months ended December 31, 2013, our revenue consisted primarily of NANO Neutralization System reactor sales of $495,266 to Desmet customers in in Uruguay, South Korea and Ecuador. This compares with $693,788 recorded during the same period in fiscal 2013.

Operating Expenses

Operating expenses for the three months ended December 31, 2013 amounted to $1,094,438 compared with $404,536 for the same period in 2012, an increase of $689,902, or 170%. In both periods, the major expense component was salaried compensation. Another major expense item was non-salaried compensation in Second Quarter 2014 to officers and consultants, issued in the form of stock warrants with fair value of $744,307. In the second quarter of fiscal 2014, compensation amounted to $888,930 or 76% of total costs compared with $220,316, or 48% of total costs in the second quarter of fiscal 2013. This increase in compensation in the second quarter of fiscal 2014 was attributable largely to the issuance of warrants to officers and consultants.

During the second quarter of 2014, the other major component of operating expense was professional service fees related to auditors, accounting, and legal services which amounted to $50,198 or 4.5% versus $39,770, or 9% of total operating expenses in the second quarter of fiscal 2013. These expenses were slightly higher in the current period as we increased reliance on third-party service providers rather than management, and the new auditor firm was engaged.

Research and Development (R&D) expenses remained relatively low as we continued to rely on Desmet Ballestra for support in R&D. It is our intention to pursue R&D as our cash position permits.

Interest Expense

Interest expense of $49,367 during current quarter was composed almost entirely of non-cash expenses of $47,367, $40,781 of which related to convertible note amortization, and $6,585 to accrued interest on short term loans outstanding. Cash interest of $2,000 was paid to a Convertible Note holder. In the second quarter of fiscal 2013, Interest Expense of $20,133 consisted of a non-cash expense of $12,972 relating to convertible notes, $10,336 in non-cash, accrued interest relating primarily to short term loans, and cash interest paid to convertible note holders in the amount of $19,995. Cash interest payments on our loan from the National Bank of California were $5,250 in Q2 2013.

Results of Operations for the Six Months Ended December 31, 2013 Compared to the Six Months Ended December 31, 2012

The following is a comparison of our results of operations for the six months ended December 31, 2013 and 2012.

	For the Six Months Ended
	December 31,
	2013	2012	$ Change	% Change
	(Unaudited)	(Unaudited)

Revenue	$495,266	$693,788	$(198,522)	-28.6%
Cost of sales	16,633	4,939	11,694	236.8%
Gross profit	478,633	688,849	(210,216)	-30.5%
General and administrative expenses	1,407,454	766,442	641,012	83.6%
Research and development expenses	26,768	65,853	(39,085)	-59.4%
Total operating expenses	1,434,222	832,295	601,927	72.3%
Loss from operations	(955,589)	(143,446)	(812,143)	566.2%
Interest expense	(75,346)	(67,090)	(8,256)	12.3%
Net Loss	$(1,030,935)	$(210,536)	$(820,399)	389.7%

Revenue

During the six months ended December 31, 2013, our revenue consisted primarily of NANO Neutralization System reactor sales to Desmet customers in Uruguay, South Korea and Ecuador. This compares with $693,788 recorded during the same period in fiscal 2012 associated primarily with the sale of a NANO Neutralization System to a customer located in Argentina.

Cost of Revenue

During the three months ended December 31, 2013, our cost of sales amounted to $16,633 which was the result of the revenue transactions described above for the three of the units for which licensing revenue was recognized.

Operating Expenses

Operating expenses for the six months ended December 31, 2013 amounted to $1,434,222 compared with $832,295 for the same period in 2012, an increase of $601,927, or 72%. The increase was attributable largely to a $641,012 increase in General & Administrative Expenses (G&A) (attributable mostly to non-cash costs of $744,307 relating to the vesting of options and warrants issued for services) and $39,085 decrease in R&D expenses.

The primary expenditures during the first half of fiscal 2014 were approximately $127,000 for professional service fees such as auditors, attorneys, and SEC related services, $66,000 in consulting fees, $75,000 in Interest expenses, $46,000 in Insurance expenses and $183,000 in salaries and salary related expenses and $744,000 relating to the vesting of options and warrants issued for services. The expenses for the first half of fiscal 2013 were $495,000 for salaries and salary related expenses, $180,000 for professional, consulting, automobile and travel expenses. The increase in compensation in the first half of fiscal 2014 was attributable largely to the issuance of options and warrants to officers and consultants and decrease in salaries expense was mostly due to reduction in management.

Interest Expense

Interest expense increased by $8,256, or 12%, for the six months ended December 31, 2013 as compared to 2012. Interest expense for the six months ended December 31, 2013 consisted of a non-cash expense of $55,174 relating to convertible notes, $13,171 in mostly non-cash, accrued interest relating primarily to short term loans, and cash interest paid to convertible note holders in the amount of $5,000.

The major uses of cash in the first half of fiscal 2013, by comparison, included a non-cash expense of $22,125 relating to convertible notes, $20,936 in mostly non-cash, accrued interest relating primarily to short term loans, and cash interest paid to convertible note holders in the amount of $47,710. Cash interest payments on our loan from the National Bank of California declined to $11,020.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  During the six months ended December 31, 2013, the Company incurred a net loss of $1,030,935 and utilized $129,190 pf cash in operations. As of December 31, 2013, the Company had a working capital deficiency of $2,549,492 and a stockholders' deficit of $2,313,158.   These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2013 expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partner, the Desmet Ballestra Group (Desmet). Desmet has agreed to provide us monthly advances of $125,000 against future sales. During the six months ended December 31, 2013, advances received from Desmet amounted to $625,000. We will also attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs, that the Company will be able to achieve profitable operations or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

On December 31, 2013, we had cash on hand in the amount of $74,143. In addition to the funds on hand, we will require additional funds to continue to operate our business. This includes expenses we will incur in connection with costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, we have contractual commitments for salaries to our executive officers. In light of our financial commitments over the next several months and its liquidity constraints, we have implemented cost reduction measures in all areas of operations. We intend to review these measures on an ongoing basis and make additional decisions as may be required.

Cash Flow

Net cash used in operating activities during the six months ended December 31, 2013 amounted to $129,190 compared with $278,717 for the same period in fiscal 2013. Funding for the operating and investing activities was provided by $625,000 in advances from our distributor, and partially from cash reserves. For the first six months of fiscal 2014, we paid approximately $183,000 in compensation, $210,000 in fixed operating costs, $127,000 in professional services fees, $46,000 in various insurance premiums, and $5,000 in interest payments, and other obligations, including consulting fees, of about $200,000. For the first half of fiscal 2013, cash was used to pay approximately $163,000 in fixed operating costs, $94,000 in compensation, $128,000 in professional service fees, $33,000 in manufacturing costs, $32,000 in marketing and sales and $79,000 in interest payments. We paid other obligations amounting to $32,000.

Net cash used in investing activities during the six months ended December 31, 2013 was relating to $15,776 in capitalized patents and $22,867 for property, plant, and equipment. During the same period ended December 31, 2012, we invested $12,654 in capitalized patents and $51,182 in property, plant and equipment.

For the first half of fiscal 2014, funding was provided advances from Desmet of $625,000 and cash reserves. For the first half of fiscal 2013, financing activities were funded by $625,000 in advances against sales from Desmet along with $153,000 in convertible debt. We used the convertible note funding to repay $55,000 in existing convertible debt. We used the advances from Desmet and convertible note proceeds to pay off $350,000 of principal on the bank loan and $53,000 in repayment of a convertible note payable as well as interest on various notes and $55,000 in short term loans. Net cash provided by financing activities during the six months ended December 31, 2012 amounted to approximately $266,000.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of December 31, 2013, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the second quarter of fiscal 2014 that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

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

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - (Removed and Reserved)

Item 5 - Other Information

None

Item 6 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

			Incorporated by Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form	Pd. Ending	Exhibit	Filing Date

3(i)(a)	Articles of Incorporation - original name of Bioenergy, Inc.		SB-2	N/A	3.1	October 19, 2006
3(i)(b)	Articles of Incorporation - Amended and Restated		10-Q	December 31, 2008	3-1	February 17, 2009
3(i)( c )	Articles of Incorporation - Amended and Restated		10-Q	June 30, 2009	3-1	May 14, 2009
3(i)(d)	Articles of Incorporation - Amended; increase in authorized shares		8-K	N/A	N/A	October 29, 2009
3(i)(e)	Articles of Incorporation - Certificate of Amendment; forward split		10-Q	December 31, 2009	3-1	November 16, 2009

10.1	Patent Assignment Agreement between the Company and Roman Gordon dated July 1, 2008.		8-K	June 30, 2009	10.1	May 18, 2010
10.2	Patent Assignment Agreement between the Company and Igor Gorodnitsky dated July 1, 2008.		8-K	June 30, 2009	10.2	May 18, 2010
10.3	Assignment of Patent Assignment Agreement between the Company and Roman Gordon		8-K	June 30, 2009	10.3	May 18, 2010
10.4	Assignment of Patent Assignment Agreement between the Company and Igor Gorodnitsky		8-K	June 30, 2009	10.4	May 18, 2010
10.5	Employment Agreement between the Company and Roman Gordon date March 17, 2008		10K/A	June 30, 2009	10.3	October 20, 2011
10.6	Employment Agreement between the Company and Igor Gorodnitsky dated March 17, 2008		10K/A	June 30, 2009	10.4	October 20, 2011
10.7	Employment and Confidentiality and Invention Assignment Agreement between the Company and Varvara Grichko dated April 30, 2008		10-Q	December 31, 2010	10.3	February 11, 2011
10.8	Board of Director Agreement - James Fuller		10-Q	December 31, 2011	10.12	October 20, 2011
10.9	Technology and License Agreement with Desmet Ballestra dated 14 May 2012		10-K	June 30, 2012	10.1	October 15, 2012
10.10	Short Term Loan Agreement - CEO		10-K	June 30, 2012	10.11	October 15, 2012
10.11	Loan Agreement - Desmet Ballestra - Oct. 26, 2010

14.1	Code of Business Conduct and Ethics*		10-K	June 30, 2011	14.1	September 28, 2011
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted	X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted	X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

*	In accordance with Regulation S-K 406 of the Securities Act of 1934, we undertake to provide to any person
	without charge, upon request, a copy of our "Code of Business Conduct and Ethics". A copy may be requested
	by sending an email to info@cavitationtechnologies.com.

SIGNATURES

Pursuant to the requirements of the securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	February 24, 2014
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Principal Accounting Officer	February 24, 2014
N. Voloshin

/s/ Jim Fuller	Audit Committee Chairman, Independent Financial Expert	February 24, 2014
Jim Fuller