Form 10-K/A
period 2013-06-30
Cavitation Technologies, Inc.
filed 2014-02-26
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 to the annual report on Form 10-K of Cavitation Technologies, Inc. ("we", "our", "us") for the year ended June 30, 2013 and filed with the Securities and Exchange Commission (the "SEC") on October 15, 2013 (the "Form 10-K") and the Form 10-K/A filed on December 28, 2013, is being filed for the sole purpose of correcting typograpical errors in the Exhibit Index in Item 15 and Exhibits 31.1, 31.2, 32.1 and 32.2.

No other changes have been made to the Form 10-K. This Amendment No. 2 to the Form 10-K speaks as of the filing date of the Form 10-K does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-K.

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

  Exhibits

The exhibits required by Item 601 of Regulation S-K are included in Item 15(b) below.

(b) - Exhibits.

			Incorporated by Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form	Period Ended	Exhibit	Filing Date

3(i)(a)	Articles of Incorporation - original name of Bioenergy, Inc.		SB-2	N/A	3.1	October 19, 2006
3(i)(b)	Articles of Incorporation - Amended and Restated		10-Q	December 31, 2008	3-1	February 17, 2009
3(i)( c )	Articles of Incorporation - Amended and Restated		10-Q	June 30, 2009	3-1	May 14, 2009
3(i)(d)	Articles of Incorporation - Amended; increase in authorized shares		8-K	N/A	N/A	October 29, 2009
3(i)(e)	Articles of Incorporation - Certificate of Amendment; forward split		10Q	September 30, 2009	3-1	November 16, 2009

10.1	Patent Assignment Agreement between the Company and Roman Gordon dated July 1, 2008.		8-K	June 30, 2009	10.1	May 18, 2010
10.2	Patent Assignment Agreement between the Company and Igor Gorodnitsky dated July 1, 2008.		8-K	June 30, 2009	10.2	May 18, 2010
10.3	Assignment of Patent Assignment Agreement between the Company and Roman Gordon		8-K	June 30, 2009	10.3	May 18, 2010
10.4	Assignment of Patent Assignment Agreement between the Company and Igor Gorodnitsky		8-K	June 30, 2009	10.4	May 18, 2010
10.5	Employment Agreement between the Company and Roman Gordon date March 17, 2008		10K/A	June 30, 2009	10.3	October 20, 2011
10.6	Employment Agreement between the Company and Igor Gorodnitsky dated March 17, 2008		10K/A	June 30, 2009	10.4	October 20, 2011
10.7	Employment Agreement with R.L. Hartshorn dated Sept. 22, 2009		10-Q	December 31, 2011	10.70	February 10, 2012
10.8	Employment and Confidentiality and Invention Assignment Agreement between the Company and Varvara Grichko dated April 30, 2008		10-Q	December 31, 2010	10.3	February 11, 2011
10.9	Board of Director Agreement - James Fuller		10-Q	December 31, 2011	10.12	October 20, 2011
10.10	Technology and License Agreement with Desmet Ballestra dated 14 May 2012		10-K	June 30, 2012	10.10	October 12, 2012
10.11	Short Term Loan Agreement - CEO		10-K	June 30, 2012	10.11	October 12, 2012
10.13	Convertible Note Payable - Prolific Group LLC - $25,000		10-Q	December 31, 2011	10.40	February 10, 2012
10.14	Convertible Note Payable - Tripod Group LLC - $30,000		10-Q	December 31, 2011	10.41	February 10, 2012
14.1	"Code of Business Conduct and Ethics"		10-K	June 30, 2011	14.1	September 28, 2011
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted	X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted	X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Loan Agreement - Desmet Ballestra - Oct. 26, 2010		10-Q	September 30, 2010	99.1	November 12, 2010

101.INS	XBRL Instance Document		10-K/A	June 30, 2013		October 28, 2013
101.SCH	XBRL Taxonomy Extension Schema		10-K/A	June 30, 2013		October 28, 2013
101.CAL	XBRL Taxonomy Extension Calculation Linkbase		10-K/A	June 30, 2013		October 28, 2013
101.DEF	XBRL Taxonomy Extension Definition Linkbase		10-K/A	June 30, 2013		October 28, 2013
101.LAB	XBRL Taxonomy Extension Label Linkbase		10-K/A	June 30, 2013		October 28, 2013
101.PRE	XBRL Taxonomy Extension Presentation Linkbase		10-K/A	June 30, 2013		October 28, 2013

*	In accordance with Regulation S-K 406 of the Securities Act of 1934, we undertake to provide to any person
	without charge, upon request, a copy of our "Code of Business Conduct and Ethics". A copy may be requested
	by sending an email to info@cavitationtechnologies.com.

1

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	February 26, 2014
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	February 26, 2014
N. Voloshin	(Principal Financial Officer)

/s/ James Fuller	Audit Committee Chairman, Independent Financial Expert	February 26, 2014
James Fuller

9