Form 10-Q
period 2014-03-31
Cavitation Technologies, Inc.
filed 2014-05-15
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
YES    ☐        NO    ☒

      As of May 15, 2014, the issuer had 162,773,035 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1 - Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	June 30,
	2014	2013
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$120,026	$241,976
Inventory, net	154,872	107,735
Prepaid expenses and other current assets	-	3,125
Total current assets	274,898	352,836

Property and equipment, net	145,316	166,068
Patents, net	69,426	70,315
Other assets	9,500	9,500
Total assets	$499,140	$598,719

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$208,868	$227,869
Accrued payroll and payroll taxes	1,016,223	1,016,223
Convertible notes payable, net of discounts	-	44,826
Related party payable	1,147	1,147
Short-term loan	34,521	34,521
Short term loan, related party	185,000	185,000
Advances from distributor	359,956	1,215,663
Total current liabilities	1,805,715	2,725,249

Commitments and contingencies

Stockholders' deficit:
Series A Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, and 161,773,035 and 158,439,702 shares issued and outstanding as of March 31, 2014
and June 30, 2013, respectively	161,773	158,440
Additional paid-in capital	18,507,933	17,484,058
Accumulated deficit	(19,976,281)	(19,769,028)
Total stockholders' deficit	(1,306,575)	(2,126,530)
Total liabilities and stockholders' deficit	$499,140	$598,719

See accompanying notes,which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Revenue	$1,360,441	$529,327	$1,855,707	$1,223,115
Cost of revenue	102,625	16,726	119,258	21,665
Gross profit	1,257,816	512,601	1,736,449	1,201,450

General and administrative expenses	425,504	296,647	1,832,959	1,063,089
Research and development expenses	2,044	18,341	28,812	84,194
Total operating expenses	427,548	314,988	1,861,771	1,147,283
Operating income (loss)	830,268	197,613	(125,322)	54,167
Interest expense and other	(6,586)	(26,948)	(81,931)	(94,038)
Net income (loss)	$823,682	$170,665	$(207,253)	$(39,871)

Net income (loss) per share,
Basic	$0.01	$0.00	$(0.00)	$(0.00)
Dluted	$0.00	$0.00	$(0.00)	$(0.00)

Weighted average shares outstanding,
Basic	161,773,035	156,899,702	159,921,182	161,342,944
Diluted	181,388,129	156,899,702	159,921,182	161,342,944

See accompanying notes,which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited)

	Series A Preferred		Common Stock		Additional Paid-	Accumalated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total

Balance at June 30, 2013	-	$-	158,439,702	$158,440	$17,484,058	$(19,769,028)	$(2,126,530)

Fair value of vested warrants	-	-	-	-	927,208	-	927,208
Common stock issued upon conversion
of note payable	-	-	3,333,333	3,333	96,667	-	100,000
Net loss	-	-	-	-	-	(207,253)	(207,253)
Balance at March 31, 2014	-	$-	161,773,035	$161,773	$18,507,933	$(19,976,281)	$(1,306,575)

See accompanying notes,which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended March 31,
	2014	2013

Operating activities:
Net loss	$(207,253)	$(39,871)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	71,870	47,106
Amortization of convertible note discount	55,174	38,258
Fair value of stock, options and warrants issued for services	927,208	106,709
Gain on change in fair value and extinguishment of derivatives liabilities, net	-	(25,430)

Effect of changes in:
Inventory	(47,137)	(13,152)
Prepaid expenses and other current assets	3,125	-
Advances to related parties	-	(22,648)
Accounts payable and accrued expenses	(19,001)	(125,989)
Accrued payroll and payroll taxes	-	269,169
Advances from distributor	1,000,000	1,000,000
Reduction in advances due to revenues from distributor	(1,855,707)	(531,781)
Net cash generated (provided) in operating activities	(71,721)	702,371

Investing activities:
Purchase of property and equipment	(31,717)	(51,186)
Payments for patents	(18,512)	(28,153)
Net cash used in investing activities	(50,229)	(79,339)

Financing activities:
Payments of bank loan	-	(349,276)
Proceeds from convertible notes payable	-	153,000
Payments on convertible notes payable	-	(108,000)
Payments of short term loans	-	(155,000)
Net cash used by financing activities	-	(459,276)

Net decrease in cash	(121,950)	163,756
Cash, beginning of period	241,976	137,249
Cash, end of period	$120,026	$301,005

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,000	$44,359
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing transactions:
Common stock issued upon conversion of note payable	$100,000	$25,460

See accompanying notes,which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Nine months ended March 31, 2014 and 2012

Note 1 - Organization and Basis of Presentation

Description of Business

Cavitation Technologies, Inc. (referred to herein, unless otherwise indicated, as "the Company," "CTi," "we," "us," and "our") a Nevada corporation originally incorporated on January 29, 2007 under the name Bio Energy, Inc. CTi has developed, patented, and commercialized proprietary technology that may be used in liquid processing applications. CTi's patented Nano Reactor® is the critical component of CTi Nano Neutralization® System which is commercially proven to reduce operating costs and increase yields in refining vegetable oils. CTi has two patented systems and has filed several national and international patents to employ its proprietary technology in applications including, vegetable oil refining, waste water treatment, biodiesel, algae oil extraction, and alcoholic beverage enhancement.

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

Management's Plan Regarding Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  During the nine months ended March 31, 2014, the Company incurred a net loss of $207,253 and utilized $71,721 of cash in operations. As of March 31, 2014, the Company had a working capital deficiency of $1,520,817 and a stockholders' deficit of $1,306,575.   These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2013 expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partner, the Desmet Ballestra Group (Desmet). Desmet has agreed to provide us monthly advances of $125,000 against future sales. During the nine months ended March 31, 2014, advances received from Desmet amounted to $1,000,000. We will also attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs, that the Company will be able to achieve profitable operations or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

Note 2 - Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cavitation Technologies, Inc. and its wholly owned subsidiary Hydrodynamic Technology, Inc. Inter-company transactions and balances have been eliminated through consolidation.

Fair Value Measurement

FASB Accounting Standards Codification ("ASC") 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2014, the carrying value of certain accounts such as inventory, accounts payable, accrued expenses, accrued payroll and short-term loans approximate fair value due to the short-term nature of such instruments.

The following table presents information about the Company's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of March 31, 2014 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

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

At March 31, 2014 and June 30, 2013, the fair values of cash, inventory and accounts payable approximate their carrying values.

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

The Company is also entitled to certain profit share from its distributor from the sale of the reactors. The profit share is non-refundable and is recorded upon shipment of the reactors to the distributor.

Patents

Capitalized patent costs represent legal fees associated with procuring and filing patent applications. The Company accounts for patents in accordance with ASC 350-30, General Intangibles Other Than Goodwill. The Company has two patents issued in fiscal 2012 and 2011, and another 3 patents granted in fiscal 2014. As of March 31, 2014, we have a total of 30 patents pending. The patents have duration of twenty years from filing date.

We amortize our patents over a four year estimated life. As of March 31, 2014 and June 30, 2013 the Company had remaining unamortized patent costs of $69,426 and $70,315 respectively.

Impairment of Intangible and Long-Lived Assets

In accordance with ASC 350-30 (General Intangibles Other than Goodwill), the Company evaluates amortizable intangibles and long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. Based on the Company annual impairment tests, management believes there is no impairment of its intangibles and long-lived assets as of March 31, 2014. There can be no assurance, however, that market conditions will not change or demand for the Company's products under development will continue. Either of these could result in future impairment of intangibles and long-lived assets.

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

The Company measures and records uncertain tax positions by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Only tax positions meeting the more- likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized.

Warranty Policy

The Company provides a limited warranty with every set of reactors sold, typically 2 years. The Company has not experienced significant claims under its warranty policy, and management determined no accrual for warranty reserve was necessary at March 31, 2014.

Dependence on Desmet Ballestra

Our revenue are almost entirely dependent on Desmet Ballestra who is our exclusive distribution agent with regard to the CTi Nano Neutralization® System for edible oils. During fiscal 2013 and for the nine months ended March 31, 2014, 97% and 100% of revenue, respectively, were derived from Desmet sales efforts (see Note 3).

Basic Income per Share

The Company's computation of earnings per share ("EPS") includes basic and diluted EPS.  Basic EPS is measured as the income (loss) available to common stockholders divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., warrants and options) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the company reported an operating loss because all warrants and stock options outstanding are anti-dilutive.

A reconciliation of basic and diluted shares for the three months ended March 31, 2014 and 2013 follows:

	March 31,	March 31,
	2014	2013

Average common shares outstanding-basic	161,773,35	156,899,702
Effect of dilutive securities-
Warrants	13,104,502	--
Options	6,510,592	--

Average diluted shares	181,388,129	156,899,702

There were no adjustments to net loss required for purposes of computing diluted earnings per share. Warrants, options and other potentially dilutive securities that are antidilutive and have been excluded from the dilutive calculations when their exercise or conversion price exceeds the average stock market price during the period or the effect would be anti-dilutive when applied to a net loss during the period(s) presented. The following table sets forth the shares excluded from the diluted calculation for the three month periods presented as follows:

	March 31,	March 31,
	2014	2013
Warrants	27,099,429	14,853,267
Options	7,101,223	12,861,815

Total potentially dilutive shares	34,200,652	27,715,082

Such securities could potentially dilute earnings per share in the future.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)." ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

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

During the nine months ended March 31, 2014 and 2013, we recorded revenues of $1,855,707 and $1,223,115 from Desmet. The Company received advances of $1,000,000 and $750,000 in each nine months ended March 31, 2014 and 2013. As of March 31, 2014 and June 30, 2013, Desmet has advanced to us an excess of funds of $359,956 and $1,215,663, respectively which will be recognized as revenue as sales orders are shipped.

Note 4 - Property and Equipment

Property and equipment consisted of the following as of March 31, 2014 and June 30, 2013:

	March 31,	June 30,
	2014	2013

Leasehold improvement	$2,475	$2,475
Furniture	26,837	26,837
Office equipment	1,506	1,498
Equipment	100,089	68,380
Systems	225,086	225,086
	355,993	324,276
Less: accumulated depreciation and amortization	(210,677)	(158,208)
Property and equipment, net	$145,316	$166,068

Depreciation expense for the nine months ended March 31, 2014 and 2013 amounted to $52,469 and $43,342, respectively.

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

Note 6 - Short-Term Loan, Related Party

In July 2012, we received a loan from West Point Partners, LLC in the aggregate of $185,000. The loan is due on demand, unsecured and pays an annual interest rate of 12% per annum. As of June 30, 2013, outstanding balance of the loan amounted to $185,000 an accrued interest of $26,650.

During the nine months ended March 31, 2014, the Company recognized interest expense of $16,650. As of March 31, 2014, the entire loan of $185,000 is still outstanding with unpaid interest of $43,350.

The managing partner of West Point Partners, LLC is the Company's Prinicpal Accounting Officer.

Note 7 - Short-Term Loan

In July 2012, we had received a loan of $34,521 from a third party, Strategic IR. The loan is due on demand, unsecured and pays an annual interest rate of 12% per annum. As of June 30, 2013, outstanding balance of the loan amounted to $34,521 and accrued interest of $4,950.

During the nine months ended March 31, 2014, the Company recognized interest expense of $3,107. As of March 31, 2014, the entire loan of $34,521 is still outstanding with unpaid interest of $8,057.

Note 8 - Accrued Payroll and Payroll Taxes

As of March 31, 2014 and June 30, 2013, the Company had accrued unpaid salaries due to officers amounting to $936,866. In addition, the Company also accrued the estimated payroll taxes due to this unpaid payroll of $79,357.

Note 9 - Stockholders' Deficit

Stock Options

The Company has not adopted a formal stock option plan, however, it has assumed outstanding stock options resulting from the acquisition of its wholly-owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic grants. A summary of the stock option activity from March 31, 2014 is as follows:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding June 30, 2013	13,611,815	$0.10	8.17

- Granted	-	-	-
- Forfeited	-	-	-
- Exercised	-	-	-
- Expired	-	-	-
Outstanding March 31, 2014	13,611,815	$0.10	7.42
Vested and Exercisable at March 31, 2014	13,611,815	$0.10	7.42

The intrinsic value of the outstanding options was $708,051 as of March 31, 2014. The following table summarizes additional information concerning options outstanding and exercisable at March 31, 2014.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.03	11,800,858	8.13	$0.03	11,800,858	8.13
$0.33	637,297	2.56	$0.33	637,297	2.56
$0.67	1,173,660	2.93	$0.67	1,173,660	2.93
	13,611,815			13,611,815

Warrants

A summary of the Company's warrant activity and related information for the nine months ended on March 31, 2014 is as follows.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at June 30, 2013	18,433,867	$0.09	6.49

Granted	22,200,000	0.04	9.80
Exercised	-	-	-
Expired	(429,936)	-	-
Vested at March 31, 2014	40,203,931	$0.07	8.01
Vested and exercisable at March 31, 2014	35,870,598	$0.08	7.74

In October 2013, the Company granted employees warrants to purchase 9,100,000 shares of common stock at $0.04/share, vesting immediately and expiring in 5 and 10 years from grant date. The fair value of the warrants amounted to $363,882 using the Black-Scholes Merton valuation model with the following average assumptions: risk-free interest rate of 0.90%; dividend yield of 0%; volatility of 232%; and an expected life of 3.75 years.

In October 2013, the Company granted consultants warrants to purchase 13,100,000 shares of common stock at $0.04 up to $0.45/share, vest over a period of one year and expiring in 5 and 10 years from grant date. The fair value of the warrants that vest during the nine month period ended March 31, 2014 amounted to $563,327 using the Black-Scholes Merton valuation model with the following average assumptions: risk-free interest rate of 3.00%; dividend yield of 0%; volatility of 210%; and an expected life of 8.26 years.

As of March 31, 2014, total compensation cost related to non-vested warrant award not yet recorded is approximately $389,089. The intrinsic value of the outstanding warrants was $1,659,491 as of March 31, 2014. The following table summarizes additional information concerning warrants outstanding and exercisable at March 31, 2014.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.04 - 0.07	38,333,869	8.52	$0.05	34,000,536	$0.05
$0.20 - 0.37	70,062	0.15	$0.20	70,062	$0.20
$0.42 - 0.58	1,800,000	0.17	$0.55	1,800,000	$0.55
	40,203,931			35,870,598

Note 10 - Subsequent Events

In April 2014, the Company granted a consultant 1 million shares of our common stock with a fair value of approximately $90,000 as an incentive for the consultant's continuous involvement with the Company.

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

During the nine months ended March 31, 2014, we recorded revenue of $1,855,707. Net loss for the nine months of fiscal 2014 is $207,253. Net cash used in operating activities of $71,721 and net cash used in investing activities of $50,229 was funded largely with Company's cash reserves at the beginning of the period as well as advances from Desmet.

Management's Plan

We are engaged in merchandising our Neutralization System which is designed to help refine vegetable oils such as soybean, canola, sunflower and rapeseed.  Our near term goal is to continue to merchandise our systems through our partner, Desmet Ballestra. Even though the Company's revenue increased significantly in last fiscal year, the Company incurred a net loss of $207,253 during the nine months ended March 31, 2014. As of March 31, 2014, the Company had a working capital deficiency of $1,530,817 and a stockholders' deficit of $1,306,575.   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.

Management's plan is to generate income from operations by licensing our technology globally through our strategic partner, the Desmet Ballestra Group (Desmet). Desmet has agreed to provide us monthly advances of $125,000 against future sales. During the nine months ended March 31, 2014, advances received from Desmet amounted to $1,000,000 and we received a total of $2,500,000 as of May 15, 2014. These funds service operational expenses on a monthly basis. Desmet shall be entitled to immediately terminate the present agreement in case the claims of current US Patent Application Number 12/484,981 are not granted as such or are cancelled. In addition, Desmet may terminate the agreement on August 1 of any particular year if they have not installed at least 6 Nano Reactor® devices in the previous 12 month period. CTi may terminate the Agreement for material default. This Agreement supersedes a previous agreement dated November 1, 2010, amended on June 1, 2011 and on September 2, 2011. In addition to these advances, we anticipate that we will need additional funding, and we will attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

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

Critical Accounting Policies

CTi's critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended June 30, 2013, and did not change for the nine months ended March 31, 2014.

Results of Operations

The following is a comparison of our results of operations for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended
	March 31,
	2014	2013	$ Change	% Change
	(Unaudited)	(Unaudited)

Revenue	$1,360,441	$529,327	$831,114	157.0%
Cost of sales	102,625	16,726	85,899	513.6%
Gross profit	1,257,816	512,601	745,215	145.4%
General and administrative expenses	425,504	296,647	128,857	43.4%
Research and development expenses	2,044	18,341	(16,297)	-88.9%
Total operating expenses	427,548	314,988	112,560	35.7%
Operating income	830,268	197,613	632,655	320.1%
Interest expense and other	(6,586)	(26,948)	20,362	-75.6%
Net income	$823,682	$170,665	653,017	382.6%

Revenue

During the three months ended March 31, 2014, our revenue consisted primarily of NANO Neutralization System reactor sales of $1,360,441 to Desmet customers in in India, Brazil and the US. This compares with $529,327 recorded during the same period in fiscal 2013 for sale of reactors to Desmet customers in South Dakota and Argentina.

Cost of Sales

During the three months ended March 31, 2014, our cost of sales amounted to $102,625 which was the result of the reactor sales described above and primarily consists of the cost incurred for manufacturing Nano reactors and engineering work involved to assemble them. This compares with $16,726 recorded during the same period in fiscal 2013. The change was mainly due to increase in the capacity and number of reactors shipped.

Operating Expenses

Operating expenses for the three months ended March 31, 2014 amounted to $427,548 compared with $314,988 for the same period in 2013, an increase of $112,560, or 36%. In both periods, the major expense component was salaried compensation. In the third quarter of fiscal 2014, compensation amounted to $89,034 or 21% of total costs compared with $80,638, or 24% of total costs in the same period of fiscal 2013. This increase in compensation in the third quarter of fiscal 2014 was attributable largely to higher reliance on salaried officer compensation. Also, the increase in expenses in the current period as compared to fiscal 2013 was attributable to the fair value of warrants vested from prior grants to a consultant, which amounted to $182,902 or 44% of total operating expenses.

Research and Development (R&D) expenses remained relatively low. R&D expenses amounted to $2,044 in the third quarter of fiscal 2014, which represented a reduction of $16,297 as compared to the same period in the prior fiscal year. It is our intention to pursue R&D as our cash position permits.

Interest Expense

Interest expense of $6,586 during current quarter was composed entirely of non-cash expenses related to accrued interest on short term loans outstanding. In the third quarter of fiscal 2013, Interest Expense of $26,948 consisted of a non-cash expense of $16,122 relating to convertible notes amortization, $6,586 in non-cash, accrued interest relating primarily to short term loans, and cash interest paid mostly to convertible note holders in the amount of over $4,000.

Income Tax

During the period ended March 31, 2014, the Company recorded a net income of $823,682. The Company deemed not to record any provision for income tax since the Company estimate that it will record a taxable loss for the twelve months ending June 30, 2014. Furthermore, due to net losses from prior periods, the Company has accumulated significant Net Operating Loss carryover that can be used to off-set future tax obligations.

Results of Operations for the Nine Months Ended March 31, 2014 Compared to the Nine Months Ended March 31, 2013

The following is a comparison of our results of operations for the nine months ended March 31, 2014 and 2013.

	For the Nine Months Ended
	March 31,
	2014	2013	$ Change	% Change
	(Unaudited)	(Unaudited)

Revenue	$1,855,707	$1,223,115	$632,592	51.7%
Cost of sales	119,258	21,665	97,593	450.5%
Gross profit	1,736,449	1,201,450	534,999	44.5%
General and administrative expenses	1,832,959	1,063,089	769,870	72.4%
Research and development expenses	28,812	84,194	(55,382)	-65.8%
Total operating expenses	1,861,771	1,147,283	714,488	62.3%
Operating income (loss)	(125,322)	54,167	(179,489)	-331.4%
Interest expense	(81,931)	(94,038)	12,107	-12.9%
Net loss	$(207,253)	$(39,871)	(167,382)	419.8%

Revenue

During the nine months ended March 31, 2014, our revenue consisted primarily of NANO Neutralization System reactor sales to Desmet customers in the US, Brazil, Uruguay, South Korea, India and Ecuador, and amounted to $1,855,707. This compares with $1,223,115 recorded during the same period in fiscal 2013 associated primarily with the sale of a NANO Neutralization System to customers located in Argentina and South Dakota, as well as final acceptance of our systems by Desmet's customers in Europe and the US.

Cost of Revenue

During the nine months ended March 31, 2014, our cost of sales amounted to $119,258 which was the result of the revenue transactions described above and primarily consists of the cost incurred for manufacturing Nano reactors and engineering work involved to assemble them. This compares with $21,665 recorded during the same period in fiscal 2013. The change was mainly due to increase in the capacity and number of reactors shipped.

Operating Expenses

Operating expenses for the nine months ended March 31, 2014 amounted to $1,861,771 compared with $1,147,283 for the same period in 2013, an increase of $714,448, or 62%. The increase was attributable largely to a $769,870 increase in General & Administrative Expenses (G&A) (attributable mostly to non-cash costs of $927,209 relating to the vesting of options and warrants issued for services) and $55,389 decrease in R&D expenses.

The primary expenditures during the first three quarters of fiscal 2014 were approximately $154,000 for professional service fees such as auditors, attorneys, and SEC related services, $89,000 in consulting fees excluding items relating to vested options and warrants, $82,000 in Interest expenses, $63,000 in Insurance expenses and $272,000 in salaries and salary related expenses and $927,209 relating to the vesting of options and warrants issued for services. The expenses for the same period of fiscal 2013 were $140K for professional service fees such as auditors, attorneys, and SEC related services, consulting fees of $95K, insurance expense of $75K (mostly health insurance accrual), and depreciation and commission expenses of about $43K each, and $495K in salaries and salary related expenses. The increase in compensation in the first half of fiscal 2014 was attributable largely to the issuance of options and warrants to officers and consultants and decrease in salaries expense was mostly due to reduction in management.

Interest Expense

Interest expense decreased by $12,107, or 13%, for the nine months ended March 31, 2014 as compared to 2013. Interest expense for the fiscal 2014 consisted of a non-cash expense of $55,174 relating to convertible notes, $19,756 in mostly non-cash, accrued interest relating primarily to short term loans, and cash interest paid to convertible note holders in the amount of $5,000.

The Interest Expense for the fiscal 2013, by comparison, included a non-cash expense of $38,247 relating to convertible notes, $27,522 in mostly non-cash, accrued interest relating primarily to short term loans, and cash interest paid to convertible note holders in the amount of about $52K. Cash interest payments on our loan from the National Bank of California declined to $11,020 during fiscal 2013 as the outstanding balance declined from $370,271 at March 31, 2012 to $0 on March 31, 2013.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  During the nine months ended March 31, 2014, the Company incurred a net loss of $207,253 and utilized $71,721 cash in operations. As of March 31, 2014, the Company had a working capital deficiency of $1,530,817 and a stockholders' deficit of $1,306,575.   These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2013 expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partner, the Desmet Ballestra Group (Desmet). Desmet has agreed to provide us monthly advances of $125,000 against future sales. During the nine months ended March 31, 2014, advances received from Desmet amounted to $1,000,000. We will also attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs, that the Company will be able to achieve profitable operations or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

On March 31, 2014, we had cash on hand in the amount of $120,026. In addition to the funds on hand, we will require additional funds to continue to operate our business. This includes expenses we will incur in connection with costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, we have contractual commitments for salaries to our executive officers. In light of our financial commitments over the next several months and its liquidity constraints, we have implemented cost reduction measures in all areas of operations. We intend to review these measures on an ongoing basis and make additional decisions as may be required.

Cash Flow

Net cash used in operating activities during the nine months ended March 31, 2014 amounted to $71,721 compared with $278,717 for the same period in fiscal 2013. Funding for the operating and investing activities was provided by $1,000,000 in advances from our distributor, and partially from cash reserves. For the first nine months of fiscal 2014, we paid approximately $272,000 in compensation, $250,000 in fixed operating costs, $150,000 in professional services fees, $63,000 in various insurance premiums, and $5,000 in interest payments, and other obligations, including consulting fees, of about $360,000. During the nine months ended March 31, 2013, the net cash used in operating activities was used largely to pay salary and related expenses, R&D, interest expense and professional fees such as attorneys, consultants and accountants.

Net cash used in investing activities during the nine months ended March 31, 2014 was relating to $18,512 in capitalized patents and $31,717 for property, plant, and equipment. During the same period ended March 31, 2013, we invested $28,153 into capitalized patents and $51,186 for property, plant, and equipment.

For the nine months of fiscal 2014, funding was provided by advances from Desmet of $1,000,000 and cash reserves. For the first three quarters of fiscal 2013, financing activities were funded by $1 million in advances against sales from Desmet along with $153,000 in convertible debt. With this funding, we repaid $55,000 in existing convertible debt, $350,000 of principal on the bank loan, and $53,000 in repayment of a convertible note payable as well as interest on various notes and $155,000 in short term loans. Net cash provided by financing activities during the nine months ended March 31, 2013 amounted to $540,000.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of March 31, 2014, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the third quarter of fiscal 2014 that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

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

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	May 15, 2014
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Principal Accounting Officer	May 15, 2014
N. Voloshin

/s/ Jim Fuller	Audit Committee Chairman, Independent Financial Expert	May 15, 2014
Jim Fuller