Form 10-K
period 2014-06-30
Cavitation Technologies, Inc.
filed 2014-10-14
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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
YES    ☐        NO    ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant by reference to the price at which the common equity was last sold, or of the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $17,795,034 as of December 31, 2013 based on the closing price of $0.11 per share and 161,773,035 non-affiliate shares outstanding.

The registrant had 183,099,704 shares of common stock outstanding on October 10, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Form 10-K/A to be filed within 120 days of June 30, 2014.

CAVITATION TECHNOLOGIES, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2014
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

i

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

Our investment in research and development ("R&D") since inception on January 29, 2007 through June 30, 2014 is $5,629,369 in total and $40,820 and $140,326 for fiscal years 2014 and 2013, respectively. This investment has led to five device patents issued for the Company's Nano Reactor®. In addition, the Company has filed fluid process patents and has successfully commercialized CTi Nano Neutralization® in the refining process of certain vegetable oils which has proven to reduce costs and increase yields for our customers

Vegetable Oil Refining

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

The Company's first pilot test of our NANO Neutralization System was conducted in 2010 at Carolina Soya, a 200 metric ton/day crude soy oil refining plant in Estill, South Carolina. Our second system which became operational in fiscal 2011 is a 450 metric tons per day plant that has been in continuous operation for more than 30 months. Since then, the Company has successfully shipped over 17 systems both domestically and abroad.

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

Patents

Our Cavitation Generator patent was issued during fiscal 2011. In addition, we have a patent for our Multi-State Cavitation Device that was issued August 22, 2011. In current fiscal year the Company received approvals for another 3 patents.

We also have 16 US and 9 PCT/ international patent applications pending which apply to the design of the Company's reactor and the processes related thereto. The Company filed a number of process patent applications incorporating these patented devices for processing fluids in vegetable oil refining, waste water treatment, algae oil extraction, and alcoholic beverage enhancement. We received comments from the USPTO with regard to our Method for Cavitation-Assisted Refining, Degumming, and Dewaxing of Oil and Fat, and we responded. We also received a second round of comments and are responding to those as well. There is no assurance that our patents pending will be ultimately issued.

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

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two individuals, our President as well as our former CEO/ current CTO, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and CTO/former CEO were assigned to the Company.  In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of the CTO and President for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010.  The Company's CTO and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2014.

On April 30, 2008 (as amended November 22, 2010), our wholly owned subsidiary entered into an employment agreement with the Director of Chemical and Analytical Department ("Inventor") who shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. These agreements were subsequently assigned to Cavitation Technologies and Inventor waived her rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2014.

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

Employees

On June 30, 2014 we had four total and full-time employees and had engaged several consultants and independent contractors over the past year. Members of our staff and technical team are comprised of experienced professionals who are chemists, civil-, chemical-, and mechanical engineers with expertise in hydrodynamic cavitation, Nano technology, water treatment, and biotechnology. These individuals hold Ph.Ds.' in Chemistry and Biology as well as degrees in Civil, Chemical, and Mechanical Engineering.

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

		HIGH	LOW

Fiscal 2014	First Quarter	$0.07	0.04
	Second Quarter	0.14	0.04
	Third Quarter	0.11	0.08
	Fourth Quarter	0.10	0.07

		HIGH	LOW

Fiscal 2013	First Quarter	$0.06	0.04
	Second Quarter	0.08	0.04
	Third Quarter	0.04	0.01
	Fourth Quarter	0.03	0.02

We became a public company through a share exchange that was effected in October 2008. The first day of public trading of our stock was November 11, 2008. Since our fiscal year end was changed to June 30, public trading of our stock began in the second quarter of fiscal 2009. As of October 10, 2014, there were approximately 1,100 holders of record of our Common Stock. This does not reflect the number of persons or entities who hold stock in nominee or "street" name through various brokerage firms.

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

Securities Authorized for Issuance under Equity Compensation Plans

None

Unregistered Sales of Equity Securities and Use of Proceeds

Since our previous disclosure in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 15, 2014, the following is our unregistered security activity.

Issuance of Common Stock for Services

On April 1, 2014, we issued 1,000,000 shares of common stock to Maxim Promptov, a consultant, for providing scientific support services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public. The Company issued rule 144 shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with this issuance.

Issuance of Common Stock for Conversion of Debt

Also on April 1, 2014, we issued an aggregate of 7,610,000 shares of common stock to West Point Partners LLC, a related party along with 7,610,000 warrants to settle a demand note with a face value of $185,000 and accrued interest of $43,300. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public. The Company issued rule 144 shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with this issuance.

Also on April 1, 2014, we issued an aggregate of 1,419,251 shares of common stock to Strategic IR along with 1,419,251 warrants to settle a demand note with a face value of $34,521 and accrued interest of $8,057. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public. The Company issued rule 144 shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with this issuance.

Issuance of Common Stock for Cash

On June 30, 2014 we issued 15,133,330 shares of common stock to various entities and individuals in exchange for net cash proceeds of $1,021,500. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public. The Company issued rule 144 shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with this issuance.

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

CTi has developed, patented, and commercialized proprietary technology that can be used for processing of industrial fluids. CTi's patented Nano Reactor® is the critical components of the CTi Nano Neutralization® System which is commercially proven to reduce operating costs and increase yields in processing oils and fats. CTi has five issued patents relating to our Nano Reactor® systems and has filed several national and international patents to employ its proprietary technology in applications including vegetable and crude oil refining, waste water treatment, algae oil extraction, and alcoholic beverage enhancement.

During the year ended June 30, 2014, we recorded revenue of $1,855,707. Our loss from operations in 2014 is $2,184,487 including the fair value of $1,183,505 of common stock, options and warrants issued for services and $1,353,110 for conversion of demand notes. Cumulative net cash generated from operating activities of $31,910 was funded largely by advances received from a strategic partner in the amount of $1,375,000.

Management's Plan of Operation

The management presents a Plan of Operation for the next twelve months. We are engaged in merchandising our Neutralization System which is designed to help refine vegetable oils such as soybean, canola, and rapeseed.  Our near term goal is to continue to merchandise our systems through our partner, Desmet Ballestra. Even though the Company's revenue increased significantly in current fiscal year, we generated a net loss of $2,184,487.  We also have working capital deficiency of $596,092 and a stockholders' deficit of $382,024. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.

Management's plan is to generate income from operations by licensing our technology globally through our strategic partner, the Desmet Ballestra Group. Desmet has agreed to provide us monthly advances of $125,000 against future sales. During the year ended June 30, 2014, advances received from Desmet amounted to $1,375,000 and we received a total of $1,875,000 as of October 15, 2014. These funds service operational expenses on a monthly basis. Desmet shall be entitled to immediately terminate the present agreement in case the claims of current US Patent Application Number 12/484,981 are not granted as such or are cancelled. In addition, Desmet may terminate the agreement on August 1 of any particular year if they have not installed at least 6 Nano Reactor® devices in the previous 12 month period. CTi may terminate the Agreement for material default. This Agreement supersedes a previous agreement dated November 1, 2010, amended on June 1, 2011 and on September 2, 2011. In addition to these advances, we anticipate that we will need additional funding, and we will attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations. For a more detailed discussion of our plan, please review to Part I, Item 1, Business.

The accompanying consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern. As a result of the aforementioned factors, our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2014, expressed substantial doubt about our ability to continue as a going concern.

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

Share-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non- employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

Results of Operations

Below is an abbreviated summary comparing fiscal 2014 and fiscal 2013.

	For the Years Ended
	June 30,
	2014	2013	$ Change	% Change

Revenue	$1,855,707	$1,259,623	$596,084	47.3%
Cost of revenue	120,170	31,175	88,995	285.5%
Gross profit	1,735,537	1,228,448	507,089	41.3%
General and administrative expenses	2,444,163	1,927,657	516,506	26.8%
Research and development expenses	40,820	140,326	(99,506)	-70.9%
Total operating expenses	2,484,983	2,067,983	417,000	20.2%
Loss from operations	(749,446)	(839,535)	90,089	-10.7%
Interest expense and other	(1,435,041)	(148,591)	(1,286,450)	865.8%
Net loss	$(2,184,487)	$(988,126)	$(1,196,361)	121.1%

Revenue

During the year ended June 30, 2014, revenue of $1,855,707 was derived largely from the sale of three NANO Neutralization Systems to 1 domestic and 5 international customers in the vegetable oil refining line of business. During fiscal 2013, revenue consisted primarily of sales of our systems to 2 domestic and 1 international customers, as well as recognition of some portion of Deferred Revenue.

Operating Expenses

Operating expenses for fiscal 2014 amounted to $2,484,983versus $2,067,983 for fiscal 2013, an increase of $417,000 or 20%. The increase was attributable to a 27% rise in G&A expenses, and a decrease of $99,506 or 71% in R&D expenses, as the Company transitioned from a Development Stage entity to Operational one. Non-cash expense items such as share based compensation of $1,183,505 together with patent amortization and depreciation expense of $100,693 and accrued interest of $80,931, among others, amounted to over 50% of G&A expenses, with other major expense categories being salaries and payroll taxes of over $400,000, professional fees of almost $200,000, and travel, insurance and services fees being some of the other major cash expense items. R&D expense dropped $99,506 as we tended to rely more on our partner, Desmet Ballestra, for R&D.

The major components of G&A during fiscal 2013 were share based compensation together with salaries and consulting fees which amounted to $1,023,631, or 50% of G&A, as interest expense of $148,591 and professional fees of $147,335 were other major expense categories.

Interest Expense and Other

Interest expense for the year ended June 30, 2014 was $81,931, a decrease of $66,660 or 45% compared to 2013 as the Company paid down its high costing debt aggressively. Interest together with a loss on conversion of debt into common stock and warrants of $1,353,110 were major expense items contributing to our net loss. Interest expense and other were $148,591 in fiscal 2013.

Liquidity and Capital Resources

For fiscal 2014 gross financing of $1,021,500 resulted from the sale of common stock. These proceeds together with operating activities that provided $31,910 financed investing activities resulting in purchase of equipment of $43,254 and payments for patents of $25,624. The rest of the proceeds from financing activities resulted in net increase in cash of $984,532.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, we had a net loss of $2,184,487 for the year ended June 30, 2014, and had a stockholders' deficit of $382,024 at June 30, 2014. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

For fiscal 2013 gross financing of $153,000 less $636,635 in gross payments resulted in net decrease of cash from financing of $483,635. Funding included proceeds from the sale of convertible notes payable of $153,000. These proceeds together with operating activities financed the payment of the bank loan of $349,276, payment on convertible notes payable of $86,550 and some related party and short term loans of $175,349, as well as purchase of common stock for $25,460.

Our ability to continue to access these sources of financing can be impacted by many factors. See Note 7, "Convertible Notes Payable," Note 8 "Related Party Short-Term Loans," Note 9, "Short-Term Loans," and Note 10, "Stockholder's Deficit" in the accompanying financial statements for more information.

Sources and Uses of Cash

During fiscal 2014, net cash generated from operating activities amounted to $31,910 - a decrease over fiscal 2013 of $676,997. During the year ended June 30, 2014 we received gross proceeds of $1,375,000 in advances against future sales from our partner, Desmet Ballestra. This cash was used largely to pay fixed operating costs, professional service providers such as auditors and accountants, acquire new inventory, pay management salaries and to pay travel and insurance expenses. During fiscal 2013, net cash generated from operating activities amounted to $708,907. This cash was used largely to pay fixed operating costs, professional service providers such as auditors and accountants, interest expense on the outstanding loans and convertible debt, acquire new inventory and pay management salaries. Management salary was mostly accrued for the first 2 quarters and was paid in cash in Q3 and Q4 of 2013.

Net cash used in investing activities during fiscal 2014 amounted to $68,878 including $43,254 for property, plant, and equipment and $25,624 related to patent application filings. Net cash used in investing activities during fiscal 2013 amounted to $120,545 including $90,058 for property, plant, and equipment and $30,487 for related to patent application filings.

For fiscal 2014 gross financing of $1,021,500 consisted of cash received as a result of sale of common stock. These proceeds financed the investing activities and provided net cash increase for future operations. For fiscal 2013 gross financing of $153,000 less $636,635 in gross payments resulted in net cash used in financing of $483,635. Funding included proceeds from the sale of convertible notes payable of $153,000. These proceeds financed the payment of the bank loan of $349,276, payment on convertible notes payable of $86,550 and some related party and short term loans of $175,349, as well as purchase of common stock for $25,460.

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

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for Smaller Reporting Companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cavitation Technologies, Inc.
Los Angeles, CA

We have audited the accompanying consolidated balance sheets of Cavitation Technologies, Inc. (the "Company") as of June 30, 2014 and 2013 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cavitation Technologies, Inc. as of June 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has experienced recurring net losses since inception and has a stockholders deficit as of June 30, 2014. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.
Los Angeles, California
October 14, 2014

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$1,226,508	$241,976
Inventory, net	116,644	107,735
Prepaid expenses and other current assets	-	3,125
Total current assets	1,343,152	352,836

Property and equipment, net	137,095	166,068
Patents, net	67,473	70,315
Other assets	9,500	9,500
Total assets	$1,557,220	$598,719

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$173,110	$227,869
Accrued payroll and payroll taxes due officers	1,030,031	1,016,223
Convertible notes payable, net of discounts	-	44,826
Related party Payable	1,147	1,147
Short-term loans	-	34,521
Short-term loan, related parties	-	185,000
Advances from distributor	734,956	1,215,663
Total current liabilities	1,939,244	2,725,249

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2014 and June 30, 2013, respectively.	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 177,906,365 and 158,439,702 shares issued and outstanding as of June 30, 2014 and 2013, respectively	177,906	158,440
Additional paid-in capital	20,580,952	17,484,058
Common stock issuable, 9,029,251 shares	812,633	-
Accumulated deficit	(21,953,515)	(19,769,028)
Total stockholders' deficit	(382,024)	(2,126,530)
Total liabilities and stockholders' deficit	$1,557,220	$598,719

See accompanying notes, which are an integral part of these consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,
	2014	2013

Revenue	$1,855,707	$1,259,623
Cost of revenue	120,170	31,175
Gross profit	1,735,537	1,228,448
General and administrative expenses	2,444,163	1,927,657
Research and development expenses	40,820	140,326
Total operating expenses	2,484,983	2,067,983
Loss from operations	(749,446)	(839,535)
Interest expense and other	(1,435,041)	(148,591)
Net loss	$(2,184,487)	$(988,126)

Net loss per share:
Basic and Diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	160,625,090	160,479,640

See accompanying notes, which are an integral part of these consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series A Preferred		Common Stock		Additional Paid-	Common Stock	Accumalated
	Shares	Amount	Shares	Amount	in Capital	Issuable	Deficit	Total

Balance at June 30, 2012	-	$-	165,969,569	$165,970	$16,650,960	$-	$(18,780,902)	$(1,963,972)

Fair value of stock options issued for services			-	-	113,233			113,233
Cost of shares of stock purchased and cancelled			(1,500,000)	(1,500)	(23,960)			(25,460)
Fair value of warrants issued to a former officer, net			(2,000,000)	(2,000)	98,974			96,974
Fair value of shares of common stock issued for services			2,771,000	2,771	111,159			113,930
Fair value of warrants issued with convertible note					90,106			90,106
Fair value of options issued for the cancellation of shares of common stock			(6,800,858)	(6,801)	208,721			201,920
Adjustment for common stock issued			(9)					-
Fair value of warrants issued to Directors, employees and consultants					234,865			234,865
Net loss							(988,126)	(988,126)
Balance at June 30, 2013	-	-	158,439,702	158,440	17,484,058	-	(19,769,028)	(2,126,530)

Common stock issued upon conversion of note payable			3,333,333	3,333	96,667			100,000
Fair value of warrants granted to settle notes payable					811,355			811,355
Fair value of common stock to be issued due to settle notes payable						812,633		812,633
Fair value of shares of common stock issued for services			1,000,000	1,000	89,000			90,000
Common stock issued for cash			15,133,330	15,133	1,006,367			1,021,500
Fair value of vested options and warrants					1,093,505			1,093,505
Net loss							(2,184,487)	(2,184,487)
Balance at June 30, 2014	-	$-	177,906,365	$177,906	$20,580,952	$812,633	$(21,953,515)	$(382,024)

See accompanying notes, which are an integral part of these consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2014	2013

Operating activities:
Net loss	$(2,184,487)	$(988,126)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	100,693	142,935
Amortization of convertible notes discount	55,174	54,548
Fair value of common stock issued for services	90,000	113,930
Fair value of warrants issued to former officer	-	96,974
Fair value of warrants issued for shares of common stock	-	201,920
Fair value of options issued for services	-	113,233
Fair value of options issued to Directors, Employees and Consultants	1,093,505	234,865
Gain on change in fair value and extinguishment of derivatives liabilities, net	-	(21,420)
Allowance for inventory obsolescence	36,393	88,875
Excess of fair value of common stock and warrants issued in exchange of face amount of demand notes	1,353,110	(34,608)

Effect of changes in:
Inventory	(45,302)	(55,553)
Prepaid expenses and other current assets	3,125	(3,125)
Accounts payable and accrued expenses	(3,402)	(65,644)
Accrued payroll and payroll taxes	13,808	23,417
Advances from distributor	1,375,000	1,090,663
Reduction in advances due to revenues from distributor	(1,855,707)	-
Advances from customers	-	(136,533)
Deferred revenue	-	(147,444)
Net cash provided by operating activities	31,910	708,907

Investing activities:
Purchase of property and equipment	(43,254)	(90,058)
Payments for patents	(25,624)	(30,487)
Net cash used in investing activities	(68,878)	(120,545)

Financing activities:
Payments of bank loan	-	(349,276)
Proceeds from convertible notes payable	-	153,000
Payments on convertible notes payable	-	(86,550)
Proceeds from sale of common stock	1,021,500	-
Payment of related party short-term loans	-	(100,000)
Payments on short-term loans	-	(75,349)
Purchase of common stock	-	(25,460)
Net cash provided by (used in) financing activities	1,021,500	(483,635)

Net increase in cash	984,532	104,727
Cash, beginning of period	241,976	137,249
Cash, end of period	$1,226,508	$241,976

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,000	$47,359
Cash paid for income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Fair value of warrants issued in connection with convertible note	$-	$90,106
Conversion of Accounts Payable and Accrued Expenses to Short-Term Loan	$-	$20,349
Fair value of derivative liability recorded upon issuance of convertible note	$-	$15,149
Conversion of convertible notes payable and accrued interest to common stock	$270,878	$25,460
Common stock issued upon conversion of notes payable	$100,000	$-

See accompanying notes, which are an integral part of these consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2014 AND 2013

Note 1 - Organization

Hydrodynamic Technology, Inc. was incorporated January 29, 2007 as a California corporation. It is a wholly owned subsidiary of Cavitation Technologies, Inc. (referred to herein, unless otherwise indicated, as "the Company," "CTi," "we," "us," and "our") a Nevada corporation originally incorporated under the name Bio Energy, Inc. CTi has developed, patented, and commercialized proprietary technology that may be used in liquid processing applications. CTi's patented Nano Reactor® is the critical component of CTi Nano Neutralization® System which is commercially proven to reduce operating costs and increase yields in refining vegetable oils. CTi has five patented systems and has filed 25 national and international patents to employ its proprietary technology in applications including vegetable and oil refining, waste water treatment, algae oil extraction, and alcoholic beverage enhancement.

Note 2 - Basis of Presentation and Going Concern

Management's Plan Regarding Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  During the year ended June 30, 2014, the Company incurred a net loss of $2,184,487. As of June 30, 2014, the Company had a working capital deficiency of $596,092 and a stockholders' deficit of $382,024.   These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern. Management's plan is to generate income from operations by continuing to license its technology globally through our strategic partner, the Desmet Ballestra Group. Desmet has agreed to provide us monthly advances of $125,000 against future sales. During the year ended June 30, 2014, advances received from Desmet amounted to $1,375,000. We will also attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. The Company raised $1,021,500 of equity financing during the year ended June 30, 2014 which significantly reduced our working capital deficiency and stockholders' deficit. Subsequent to June 30, 2014, the Company raised an additional $389,500 (See Note 13). However, there is no assurance that such financing will be available in the future or obtained in sufficient amounts necessary to meet the Company's needs, that the Company will be able to achieve profitable operations or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

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

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 - inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 - inputs are based upon significant observable inputs other than quoted prices included in Level 1, such as quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

As of June 30, 2014, the carrying value of certain accounts such as inventory, accounts payable, accrued expenses, accrued payroll and approximate fair value due to the short-term nature of such instruments. Debt balances are stated at historical amounts less principal payments, which approximate fair market value. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies

Use of Estimates

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended June 30, 2014 and 2013, the Company did not recognize any impairment for its property and equipment.

Patents

Capitalized patent costs represent legal fees associated with procuring and filing patent applications. The Company accounts for patents in accordance with ASC 350-30, General Intangibles Other Than Goodwill. The Company has five patents issued in fiscal 2013, 2012 and 2011. As of June 30, 2014, we have a total of 25 patents pending. The patents have duration of twenty years from filing date. We amortize our patents over a four year period which we believe is a reasonable estimate based upon our estimate of time until the next generation of reactors is developed or until other forms of competition appear.

As of June 30, 2014 and 2013, the Company had remaining unamortized patent costs of $67,473 and $70,315. At June 30, 2014, future estimated patent amortization costs are:

Year Ended
June 30,	Amount
2015	$28,407
2016	21,323
2017	14,134
2018	3,609
Total	$67,473

Impairment of Intangible and Long-Lived Assets

In accordance with ASC 350-30 (General Intangibles Other than Goodwill), the Company evaluates amortizable intangibles and long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. Based on the Company annual impairment tests, management believes there is no impairment of its intangibles and long-lived assets as of June 30, 2014 and 2013. There can be no assurance, however, that market conditions will not change or demand for the Company's products under development will continue. Either of these could result in future impairment of intangibles and long-lived assets.

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

Advertising costs

Advertising costs (including marketing expense) incurred in the normal course of operations are expensed as incurred. Advertising expenses amounted to $7,871 and $20,092 for the years ended June 30, 2014 and 2013 respectively.

Research and Development Costs

Research and development expenses relate primarily to the development, design, testing of preproduction prototypes and models, compensation, and consulting fees, and are expensed as incurred.

Warranty Policy

The Company provides a limited warranty with every set of reactors sold, typically 2 to 5 years. The Company has not experienced significant claims under its warranty policy, and management determined no accrual for warranty reserve was necessary at June 30, 2014 or 2013.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive securities had been issued. At June 30, 2014 potentially dilutive securities include options to acquire 13,611,815 shares of common stock and warrants to acquire 63,066,514 shares of common stock. At June 30, 2013 potentially dilutive securities include options to acquire 13,611,815 shares of common stock and warrants to acquire 18,433,867 shares of common stock.

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Basic and diluted net loss per common share is the same for all periods presented with a net loss because all warrants and stock options outstanding are anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Dependence on Desmet Ballestra

Our revenue is almost entirely dependent on Desmet Ballestra who is our exclusive distribution agent with regard to the CTi Nano Neutralization® System for edible oils. During fiscal 2014 and 2013, 100% and 97%, respectively, of our revenue was derived from Desmet sales efforts (see Note 4).

Note 4 - Agreement with Desmet Ballestra

On May 14, 2012 we signed a global R and D, Marketing and Technology License Agreement with the n.v. Desmet Ballestra Group s.a. (Desmet), a Belgian company that is actively marketing the NANO Neutralization System, the key component of which is the Company's reactor to soybean and other vegetable oil refiners. The Agreement provides Desmet (licensee) a limited, exclusive license and right to develop, design and supply Nano Reactor® systems which incorporate Nano Reactor® devices on a global basis but is limited to oils and fats and oleo chemical applications. CTi (licensor) remains owner of the current patents and patent applications but Desmet will be co-owner of any new process patent applications jointly developed. Desmet has agreed to provide, under certain conditions, limited monthly advance payments of $125,000 against future sales to CTi. Desmet shall be entitled to immediately terminate the present agreement in case the claims of current US Patent Application Number 12/484,981 are not granted as such or are cancelled. In addition, Desmet may terminate the agreement on August 1 of any particular year if they have not installed at least 6 Nano Reactor® devices in the previous 12 month period. CTi may terminate the Agreement for material default. As of the date of this report, the 6 Nano Reactors has been installed and Desmet has not indicated any termination of the agreement. This Agreement supersedes a previous agreement dated November 1, 2010, amended on June 1, 2011 and on September 2, 2011.

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

During the years ended June 30, 2014 and 2013, we recorded revenues from Desmet amounting to $1,855,707 and $1,223,210. In addition, we received advances of $1,375,000 in each of the fiscal years 2014 and 2013 respectively. As of June 30, 2014 and 2013, Desmet has advanced to us an excess of funds of $734,956 and $1,215,663 which will be recognized as revenue as sales orders are shipped.

Note 5 - Property and Equipment

Property and equipment consisted of the following as of June 30, 2014 and June 30, 2013:

	June 30,	June 30,
	2014	2013

Leasehold improvement	$2,475	$2,475
Furniture	26,837	26,837
Office equipment	1,499	1,499
Equipment	68,380	68,380
Systems	268,340	225,085
	367,531	324,276
Less: accumulated depreciation and amortization	(230,436)	(158,208)
Property & Equipment, net	$137,095	$166,068

Depreciation expense for the years ended June 30, 2014 and 2013 amounted to $72,227 and $59,605, respectively.

Note 6 - Accrued Payroll and Payroll Taxes to Officers and former officers

As of June 30, 2014 and 2013, the Company had accrued unpaid salaries to officers and former officers amounting to $1,030,331 and $1,016,223, respectively.

Note 7 - Convertible Notes

On December 17, 2012 we issued a convertible promissory note payable to a private party, in the amount of $100,000 with an interest rate of 12% per annum and due May 31, 2014. The note is unsecured, convertible into shares of our common stock at a conversion price of $0.03 any time during the life of the note. Also, 3,333,333 fully vested warrants with a fair value of $90,106 were issued in connection with this note. The warrants are exercisable at $0.07/share and will expire in 3 years. The fair value of the warrants was recorded as a note discount and was being amortized to interest expense over the term of the note. As of June 30, 2013, the outstanding balance of note amounted to $100,000 less unamortized note discount of $55,174 resulting in a net balance of $44,826.

On December 2, 2013 the $100,000 Note was converted into 3,333,333 shares of the Company's common stock and the unamortized balance of the note discount of $55,174 was recognized as interest expense.

Note 8 - Related Party Short-Term Loan and Payables

As of June 30, 2012, we had received $185,000 from West Point Partners, LLC, whose managing partner is the Company's Principal Accounting Officer. These funds were due on demand, and accrued an annual interest rate of 12%. As of June 30, 2013, outstanding balance of the loan amounted to $185,000 and accrued interest of $26,650.

On April 1, 2014, we granted an aggregate of 7,610,000 shares of common stock with a fair value of $684,900 along with 7,610,000 warrants with a fair value of $683,983 to settle this demand note with a face value of $185,000 and accrued interest of $43,300. The shares have not been issued as June 30, 2014, and will be issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public. The Company issued rule 144 shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with this issuance.

Note 9 - Short-Term Loans

As of June 30, 2012, we had received $34,521 from a third party, Strategic IR. These funds were due on demand and pay an annual interest rate of 12%. As of June 30, 2013, outstanding balance of the loan amounted to $34,521 and accrued interest of $4,950.

On April 1, 2014, we granted an aggregate of 1,419,251 shares of common stock to Strategic IR with a fair value of $127,733 along with 1,419,251 warrants with a fair value of $127,432 to settle this demand note with a face value of $34,521 and accrued interest of $8,057. The shares have not been issued as June 30, 2014, and will be issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public. The Company issued rule 144 shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with this issuance.

Note 10 - Stockholders' Deficit

Common Stock

Year ended June 30, 2014

During fiscal 2014, the Company issued 1,000,000 shares of common stock with a recorded value of $90,000 as payment to a service provider. These shares were valued at fair value at the date of issuance.

On June 30, 2014 we issued 15,133,330 shares of common stock to various entities and individuals in exchange for net cash proceeds of $1,021,500. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public. The Company issued rule 144 shares in connection with these issuances.

The Company also issued 3,333,333 shares of common stock to convert $100,000 of outstanding principal under the convertible promissory notes (see Note 7). A total of 9,029,251 shares of common stock are issuable as of June 30, 2014 relating to the settlement of demand notes outstanding with a principal value of $219,521 and accrued interest balance of $51,357 (see Notes 8 and 9).

Year ended June 30, 2013

In July and August 2012, the Company acquired previously issued 1,500,000 shares of common stock for a note conversion in the year ended June 30, 2013 for total costs of $25,460. The amount paid was reflected as a reduction to paid in capital.

In October 2012, pursuant to a settlement agreement with a former officer, the former officer returned 2,000,000 shares of common stock and options to purchase 10,000,000 shares of commons stock granted to him in February 2012. In exchange for the return of these equity instruments, the Company granted the former officer warrants to purchase 7,500,000 shares of common stock with a fair value of $140,043 using a Black-Scholes Option Pricing Model. The warrants vested immediately, exercisable at $0.05/share and will expire in 10 years after grant. Furthermore, the Company also reversed previously recognized compensation expense of $43,069 pertaining to the unvested portion of the returned options. As result, the Company recognized a total cost of $96,974 pursuant to the settlement agreement which is included as part of General and Administrative Expense in the accompanying Statement of Operations for the year ended June 30, 2013.

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

Preferred Stock

On March 17, 2009, the Company  filed Amended and Restated Articles of Incorporation and created two  new series of preferred stock, the first of which is designated Series A Preferred Stock and the second of which is designated as Series B Preferred Stock. The total number of shares of Common Stock which this corporation shall have authority to issue is 1,000,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock of which 5,000,000 shares are designated as Series A Preferred Stock, and 5,000,000 shares are designated as Series B Preferred Stock, with the rights, preferences and privileges of the Series B Preferred Stock to be designated by the Board of Directors. Each share of Common Stock and Preferred Stock has a par value of $0.001. As of June 30, 2014 and 2013, there are no shares of Series A or Series B Preferred Stock outstanding.

Stock Options

The Company has not adopted a formal stock option plan, however, it has assumed outstanding stock options resulting from the acquisition of its wholly-owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non- plan grants. A summary of the stock option activity from June 30, 2014 and 2013 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding June 30, 2012	13,560,957	$0.10	8.95

- Granted	10,550,858	0.03	9.50
- Forfeited	(10,500,000)	-	-
- Exercised	-	-	-
- Expired	-	-	-
Outstanding June 30, 2013	13,611,815	0.10	8.17

- Granted	-	-	-
- Forfeited	-	-	-
- Exercised	-	-	-
- Expired	-	-	-
Outstanding at June 30, 2014	13,611,815	$0.10	6.37
Exercisable at June 30, 2014	13,611,815	$0.10	6.37
Vested at June 30, 2014	13,611,815	$0.10	6.37

No options were issued in fiscal 2014, and 1,424,021 options previously granted to a former Officer and Director had either expired, were cancelled or replaced with warrants.

In October 2012, pursuant to a settlement agreement with a former officer, the Company cancelled 10,000,000 options granted to the former officer in February 2012 (see Common Stock above for further discussion).

In May 2013, the Company cancelled 500,000 options granted to a Director in February 2012 (see Common Stock above for further discussion).

In December 2012 and May 2013, the Company granted options to employees to purchase a total of 3,750,000 shares of common stock with a fair value of $113,233 using the Black-Scholes Option Pricing Model. The options vest immediately, exercisable at $0.03/share and will expire in 10 years after grant.

In December 2012, the Company granted options to purchase 6,800,858 shares of common stock to Officers and a service provider with a fair value of $74,189 using the Black-Scholes Option Pricing Model.

The intrinsic value of the outstanding options was $590,043 and $0 as of June 30, 2014 and 2013, respectively. The following table summarizes additional information concerning options outstanding and exercisable at June 30, 2014.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.03	11,800,858	6.96	$0.03	11,800,858	$6.96
$0.33	637,297	2.31	$0.33	637,297	$2.31
$0.67	1,173,660	2.68	$0.67	1,173,660	$2.68
	13,611,815			13,611,815

Warrants

A summary of the Company's warrant activity and related information from as of June 30, 2014 and 2013 is as follows.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at June 30, 2012	11,222,287	$0.42	0.85

Granted	15,703,933	0.05	7.76
Exercised	-	-	-
Expired	(8,492,353)	0.46	-
Outstanding at June 30, 2013	18,433,867	0.09	6.74

Granted	47,362,581	0.07	7.40
Exercised	-	-	-
Expired	(2,729,934)	0.50	-
Outstanding at June 30, 2014	63,066,514	$0.06	6.91
Vested and expected to vest at June 30, 2014	59,774,848	$0.07	6.85
Exercisable at June 30, 2014	59,774,848	$0.07	6.85

2014

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

In October 2013, the Company granted consultants warrants to purchase 13,100,000 shares of common stock at prices ranging from $0.04 up to $0.045/share, vest over a period of one year and expiring in 5 and 10 years from grant date. The fair value of the warrants that vest during the current fiscal year amounted to $726,299 using the Black-Scholes Merton valuation model with the following average assumptions: risk-free interest rate of 2.58%; dividend yield of 0%; volatility of 200%; and an expected life of 9.75 years.

In April 2014, the Company issued 9,029,251 warrants to demand note holders pursuant to a conversion agreement (see Notes 8 and 9).

In April 2014, the Company granted a new Board member warrant to purchase 1,000,000 shares of common stock at $0.08/share which vest over a period of one year and expiring in 5 years from grant date. The fair value of the warrants that vest during the fiscal year ended June 30, 2014 amounted to $3,324 using the Black-Scholes Merton valuation model with the following average assumptions: risk-free interest rate of 3.34%; dividend yield of 0%; volatility of 185%; and an expected life of 9.75 years.

In June of 2014, the Company issued warrants to purchase 15,133,330 shares of common stock to the purchasers of common stock offering at $0.12 per share, vesting immediately and expiring in 5 years from grant date. Pursuant to the term of the grant, the underlying shares of common stock must be registered with the SEC within one year after its purchase otherwise, the warrant will be considered cashless.

2013

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

As of June 30, 2014, total compensation cost related to non-vested warrant award not yet recorded is approximately $262,535. The intrinsic value of the outstanding warrants was $1,551,329 and $0 as of June 30, 2014 and 2013, respectively. The following table summarizes additional information concerning warrants outstanding and exercisable at June 30, 2014.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.04 - 0.07	47,933,184	7.51	$0.05	44,641,518	$0.05
$0.12	15,133,330	5.00	$0.12	15,133,330	$0.12
	63,066,514			59,774,848

The table below represents the assumptions for valuing the options and warrants granted in fiscal 2014 and 2013:

	Year Ended June 30,
	2014	2013

Expected life in years	3 - 10	3 - 10
Stock price volatility	185% - 232%	211% - 225%
Risk free interest rate	1.44% - 3.50%	0.37% - 1.84%
Expected dividends	None	None
Forfeiture rate	0%	0%

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

At June 30, 2014, the Company had Federal and State net operating loss carry forwards available to offset future taxable income of approximately $8.1 million and $8.1 million, respectively. These carry forwards will begin to expire in the years ending June 30, 2027 and June 30, 2017, respectively, subject to IRS limitations, including change in ownership.

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

At June 30, 2014, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized. Accordingly, the Company has recorded a valuation allowance for 100% of its cumulative deferred tax assets.

As a result of the implementation of certain provisions of ASC 740-10, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of June 30, 2014.

Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its consolidated statements of operations. There is no interest or penalties accrued as of June 30, 2014.

The following summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years

Federal	2009 - 2013

California	2008 - 2013

The Company's net operating loss carry forwards are subject to IRS examination until they are utilized and such tax years are closed.

Note 12 - Commitments and Contingencies

Lease Agreements

The Company leases approximately 5,000 square feet of office and warehouse space at 10019 Canoga Ave in Chatsworth, California under a lease agreement which extends through February 1, 2016. Total rent expense was $54,130 for the years ended June 30, 2014 and 2013. Monthly payments are approximately $4,511 beginning May 2012. The Company has a security deposit of $9,500 associated with this lease. Future minimum lease payments under non-cancelable operating leases are:

For the Years Ended
June 30,	Amount
2015	$54,132
2016	31,577
Total	$85,709

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two parties, our President as well as our former CEO and current CTO, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and former CEO/current CTO have been assigned to the Company.  In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of the CTO and President and former CEO for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010. The Company's CTO and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2014.

On April 30, 2008 (as amended November 22, 2010), our wholly owned subsidiary entered into an employment agreement with the Director of Chemical and Analytical Department (the "Inventor") who shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of June 30, 2014, no patents have been granted in which this person is the legally named inventor.

Note 13 - Subsequent Events

In July of 2014 we issued additional 5,193,339 shares of common stock to various entities and individuals in exchange for net cash proceeds of $389,500. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public. The Company issued rule 144 shares in connection with these issuances. In connection with this offering, , the Company issued to the purchasers warrants to purchase 5,193,339 shares of common stock at $0.12 per share, vesting immediately and expiring in 5 years from grant date.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of June 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2014.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, (as defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the year ended June 30, 2014. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Certain of the information required by this item will be contained in the Form 10-K/A to be filed within 120 days of June 30, 2014. Such information is incorporated into this item by reference.

ITEM 11. Executive Compensation.

Certain of the information required by this item will be contained in the Form 10-K/A to be filed within 120 days of June 30, 2014. Such information is incorporated into this item by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

Certain of the information required by this item will be contained in the Form 10-K/A to be filed within 120 days of June 30, 2014. Such information is incorporated into this item by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Certain of the information required by this item will be contained in the Form 10-K/A to be filed within 120 days of June 30, 2014. Such information is incorporated into this item by reference.

ITEM 14. Principal Accountant Fees and Services.

Certain of the information required by this item will be contained in the Form 10-K/A to be filed within 120 days of June 30, 2014. Such information is incorporated into this item by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this annual report on Form 10-K:

DIR>

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

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	October 14, 2014
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	October 14, 2014
N. Voloshin	(Principal Financial Officer)

/s/ James Fuller	Audit Committee Chairman, Independent Financial Expert	October 14, 2014
James Fuller