Form 10-K/A
period 2014-06-30
Cavitation Technologies, Inc.
filed 2014-10-28
CIK 1376793

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A hereby amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2014, which Cavitation Technologies, Inc. (the "Company") previously filed with the Securities and Exchange Commission ("SEC") on October 14, 2014. We are filing this amendment to include the information required in Part III, Items 10 through 14, that was previously omitted from the Form 10-K.

Except as expressly set forth herein, this Form 10-K/A does not reflect events occurring after the date of the original filing of the Form 10-K or modify or update any of the other disclosures contained therein in any way. Accordingly, this Form 10-K/A should be read in conjunction with the original filing on Form 10-K and the Company's other filings with the SEC.

i

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Person	Age	Position

Igor Gorodnitsky	54	President, PEO, Secretary and Director
Naum Voloshin	51	Principal Accounting Officer
Roman Gordon	64	CTO and Director
John Zotos	58	Director
James Fuller	73	Director

Audit committee standing members consisted of Igor Gorodnitdsky and James Fuller as of June 30, 2014. We anticipate forming compensation, governance, and other committees as necessary.

Igor Gorodnitsky. Mr. Gorodnitsky has been our President and member of the Board of Directors since September 26, 2008, and he became Company's Secretary and Principal Executive Officer in November of 2012. Mr. Gorodnitsky developed expertise in handling and processing hazardous waste material. As a Senior Haz-Mat Specialist, he coordinated and successfully completed more than 500 emergency response Haz-mat clean-ups over the past 20 years. He coordinated and supervised Haz Mat projects, emergency and routine spill clean-ups, and confined space entry tasks. He coordinated and scheduled manpower and purchased and scheduled equipment and materials for containment and treatment of spills. He successfully managed, coordinated and supervised projects including Hazscanning, sampling, lab-packing, manifesting, profiling, labeling, and other special procedures for a variety of commercial clients and municipalities. He is a chemist by training and holds numerous certifications and licenses including Hazwoper Training Program, Confined Space Entry and Gas Vapour HazCating, Certified Uniform Waste Manifest Training, Basic and Intermediate HazCating, On-Scene Incident Commander Emergency, Site Remediation Methods, Underground Storage Tank Removal, Health & Safety Supervisor Certification, Hazardous Certification, and Tosco Refinery Safety. Mr. Gorodnitsky was president of Express Environmental Corp. since its inception in 1980 until he sold his interest in January 2009.

James Fuller. Mr. Fuller is an independent director, and has been Chairman of our Audit Committee and Independent Financial Expert since February, 2010. He was formerly a Vice President of the New York Stock Exchange and director of the Securities Investor Protection Corporation. In addition to his over 30 years of experience in the securities markets, Mr. Fuller sat on the Board of Trustees of the University of California, Santa Cruz and previously served as Chairman of their Audit Committee and Independent Financial Expert. Jim is a partner at Baytree Capital Associates, LLC. He received his BS in Political Science from San Jose State University and his MBA from California State University - Fresno.

Roman Gordon. Mr. Gordon has been our Chief Technology Officer since 2011, and he served as Chief Executive Officer and Chairman of the Board since September 26, 2008 prior to that. He also became a permanent Director of the Company's Board during current fiscal year again. With more than 15 years of experience in energy risk management and business management, he is one of the inventors of our intellectual properties. From 2003 to 2005 Mr. Gordon was president of Bubble Bee Corp., a car wash development company. Mr. Gordon was in charge of engineering, construction and development of environmentally friendly car wash water recycling systems. From 1997 to 2002, he was Chairman of a publicly traded electric service provider company (ESP), PowerSource Corp., where he participated in the power marketing of renewable energy and in evaluation and environmental compliance. PowerSource Energy Service Provider Corporation was an active participant in the "PowerGreen - 100" and "PowerGreen - 25" programs. Mr. Gordon received his bachelor degree in 1974 from Polytechnical Institute in Civil Engineering.

Naum Voloshin. Mr. Voloshin is 51 years old. Mr. He has over 20 years of experience in investment banking, business operations and marketing. Prior to joining CTi, Mr. Voloshin has worked for several development stage companies in US, Europe and Asia. The scope of his duties was to provide management, supervision, business experience and marketing skills.

John Zotos. Mr. Zotos was appointed as a director in June of 2014. He currently serves as a director of Novas and Propell Technologies as well. Since July 2007, he has served as a principal and a managing partner of JC Holdings, LLC, a company engaged in the business of buying, selling and managing heavy equipment and commercial real estate.

Mr. Zotos brings to the Board significant business experience, which gives him a broad and extensive understanding of our operations and our industry. Due to his business background, he has a broad understanding of the operational, financial and strategic issues facing public companies.

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to us during fiscal 2014 ended June 30, 2014, there were no delinquent forms filed during the year. Roman Gordon, CTO and Director, filed 10 form 4's involving 10 transactions.

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

									Changes in
									Pension
									Value and
								Non-Equity	Non-Qualified	All
					Stock	Option		Incentive Plan	Deferred	Other
	Year	Salary		Bonus	Awards (1)	Awards		Compensation	Compensation	Compensation	Totals
Igor Gorodnitsky*	2014	$143,000	(1)	$-	-	$119,973	(3)	$-	$-	$-	$262,973
President, Principal Executive Officer	2013	$130,000	(1)	$-	-	$224,774	(3)	$-	$-	$-	$354,774

Naum Voloshin	2014	$36,000	(4)	$10,000	-	$119,973	(5)	$-	$-	$-	$165,973
Principal Accounting Officer	2013	$19,050	(4)	$-	-	$-		$-	$-	$-	$19,050

Roman Gordon	2014	$143,000	(2)	$-	-	$119,973	(3)	$-	$-	$-	$262,973
Chief Technology Officer	2013	$130,000	(2)	$-	-	$224,774	(3)	$-	$-	$-	$354,774

(1)

For the year ended June 30, 2014, Mr. Gorodnitsky earned a base salary of $143,000 all of which was paid in cash. Total accrued salary for Mr. Gorodnitsky at June 30, 2014 amounted to $252,698. For the year ended June 30, 2013, Mr. Gorodnitsky earned a base salary of $130,000 but received only $55,839 in cash with the remaining $45,000 recorded as Accrued Payroll and $30,000 used to close a payable to the company at June 30, 2013.

(2)

For the year ended June 30, 2014, Mr. Gordon earned a base salary of $143,000. For the year ended June 30, 2013, Mr. Gordon earned a base salary of $130,000 but received only $57,366 in cash with the remaining $56,000 recorded as Accrued Payroll and $16,500 used to close a payable to the company at June 30, 2013. Total accrued salary for Mr. Gordon at June 30, 2014 amounted to $212,505.

(3)

For the year ended June 30, 2014, Messrs. Gorodnitsky and Gordon received 3,000,000 warrants each totaling $119,973. For the year ended June 30, 2013, Messrs. Gorodnitsky and Gordon received 4,250,000 options and 2,000,000 warrants each totaling $224,774. Option and Warrant Awards are reported at the aggregate grant date fair value computed in accordance with ASC 718.

(4)

For the year ended June 30, 2014, Mr. Voloshin earned a base salary of $36,000 all of which was paid in cash. He also received a bonus of $10,000 at June 30, 2014 to be paid in the first fiscal quarter of 2015. Mr. Voloshin earned a base salary of $19,050 for the second half of fiscal 2013, all of which was paid in cash.

(5)

For the year ended June 30, 2014, Mr. Voloshin received 3,000,000 warrants totaling $119,973. Option and Warrant Awards are reported at the aggregate grant date fair value computed in accordance with ASC 718.

*Messrs Gorodnitsky and Gordon also served as members of the Board of Directors during fiscal 2014 and part of their compensation was received for services provided as a board member.

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding equity-based awards that were held by executive officers as of June 30, 2014.

	Option Awards						Stock Awards
				Equity					Equity	Equity Incentive
				Incentive				Market	Incentive	Plan Awards:
	Number		Number	Plan Awards			Number	value of	Plan Awards	market or
	of securities		of securities	# of Securities			of Shares	Shares	# of Unearned	payout value of
	Underlying		Underlying	underlying			or units of	or units of	Shares, units	unearned shares,
	Unexercised		Unexercised	Unexercised	Option/warrant	Option/warrant	stock that	stock that	or other	units or other
	Options/warrants		Options/warrants	Unearned	Exercise	expiration	have not	have not	rights that	rights that have
Name	# Exercisable		# Unexercisable	Options	Price	date	vested	vested	have not vested	not vested

Igor Gorodnitsky	4,250,000		-	-	$0.05	12/18/2022	-	$-	-	$-
President and	5,000,000		-	-	$0.04	3/20/2023	-	$-	-	$-
Principal Executive Officer

Roman Gordon	4,250,000		-	-	$0.05	12/18/2022	-	$-	-	$-
Chief Technology Officer	5,000,000		-	-	$0.04	3/20/2023	-	$-	-	$-

Naum Voloshin	-		-	-	$-	-	-	$-	-	$-
Principal Accounting Officer	3,000,000	(1)	-	-	$0.04	10/10/2023	-	$-	-	$-

(1)

A company controlled by Mr. Voloshin was issued 7,610,000 warrants to acquire common stock with fair market value of $683,823 and is due to be issued 7,610,000 shares of common stock for conversion of a demand note it held. Option and Warrant Awards are reported at the aggregate grant date fair value computed in accordance with ASC 718.

We do not offer retirement benefit plans to our executive officers.

Compensation of Directors

The following table sets forth certain information with respect to the compensation paid to our directors for fiscal 2014 determined on the basis of rules adopted by the SEC relating to smaller reporting companies.

	Fees			Non-equity
	Earned			inventive	Non-qualified
	or paid	Stock	Option	plan	deferred	All other
	in cash	Awards	Awards	compensation	compensation	compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)

James Fuller (1)	$-	$-	$-	$-	$-	$-	$-
John Zotos (2)	$-	$-	$3,324	$-	$-	$-	$3,324

(1)

Mr. Fuller did not receive any compensation in fiscal 2014. In fiscal 2013, Mr. Fuller received an aggregate 500,000 shares of common stock with a grant date fair value of $25,000. Mr. Fuller also received 500,000 options in 2012 that originally vested over three years and the fair value of vested portion in fiscal 2013 was $4,083. These options were cancelled and subsequently replaced by the aforementioned stock award in May of 2013. Awards of options are reported at the aggregate grant date fair value computed in accordance with ASC Topic 718 and are amortized over the vesting period accordingly. . Mr. Fuller is the Company's Director, Audit Committee Chairman and Independent Financial Expert. His total outstanding stock and option awards at June 30, 2014 amounted to 837,500 and 0 respectively.

(2)

In fiscal 2014, for services as Director on the company's Board, Mr. Zotos was granted a total of 1,000,000 warrants to acquire company's stock which will vest over 1 year starting on June 16, 2014. Fair value of vested warrants in fiscal 2014 was $3,324. Awards of options and warrants are reported at the aggregate grant date fair value computed in accordance with ASC Topic 718.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock known by us to be owned beneficially as of June 30, 2014 and the date hereof by: (i) each person (including any group) that owns more than 5% of any class of the voting securities of our company; (ii) each director and officer of our company; and (iii) directors and officers as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown. The address for all directors and officers, unless otherwise indicated, is 10019 Canoga Avenue, Chatsworth, CA 91311.

		Amount and
		Nature of
	Title of	Beneficial	Percent of
Name of Beneficial Owner	Class	Ownership	Class (1)
Igor Gorodnitsky	Common Stock	17,323,475	9.7%	(2)
President , Principal Executive Officer, Director

James Fuller	Common Stock	837,500	0.5%
Chairman of Audit Committee, Director

Roman Gordon	Common Stock	16,688,475	9.4%	(2)
Director, Chief Technology Officer

Naum Voloshin	Common Stock	-	0.0%	(3)
Principal Accounting Officer

John Zotos	Common Stock	-	0.0%	(4)
Director

BioWorld Management LTD	Common Stock	9,500,000	5.3%

Directors and Officers	Common Stock	34,849,450	19.6%
(as a group, five individuals)

(1)	Based on 177,906,365 issued and outstanding shares of common stock as of June 30, 2014.
(2)	In addition, Messrs. Gorodnitsky and Gordon have the right to acquire 4,250,000 shares of common stock through stock options and 5,000,000 shares of common stock through warrants.
(3)

Mr. Voloshin has the right to acquire 3,000,000 shares of common stock through warrants. In addition, a company controlled by Mr. Voloshin was issued 7,610,000 warrants to acquire common stock and is due to be issued 7,610,000 shares of common stock for conversion of a demand note it held.

(4)	Mr Zotos was granted a total of 1,000,000 warrants to acquire company's stock, of which 41,667 are vested as of June 30, 2014.

For details regarding stock options, please refer to Notes to the Financial Statements - Note 10 Stockholder's Deficit.

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

The Company provided an advance against future reimbursable company expenses of $15,000 to Roman Gordon, Chief Technology Officer, and owner of more than 5% of the outstanding common stock during fiscal 2012. This amount was used during 2013 to offset the balance of Accrued Salary to Mr. Gordon and the outstanding balance on June 30, 2013 was $0.

As of June 30, 2012, we had received $185,000 from West Point Partners, LLC, whose managing partner is the Company's Principal Accounting Officer. These funds were due on demand, and paid an annual interest rate of 12% which was accrued. During the year ended, the Company recognized interest expense of $16,650. As of June 30, 2014, the entire loan of $185,000 together with unpaid interest of $43,300 was converted into 7,610,000 shares of company's common stock and 7,610,000 warrants to purchase company's common stock with a fair market value of $683,823.

Refer to Footnote 8, Related Party Short-Term Loan and Payables, and Note 14, Commitments and Contingencies, Royalty Agreements, for a description of related party transactions with our executive officers during the fiscal year ended June 30, 2014.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit

Our principal auditing firm during fiscal 2013 was Rose, Snyder, and Jacobs.  After fiscal 2013 ended, the Company replaced its former principal auditing firm Rose, Snyder and Jacobs with Weinberg & Co, Los Angeles. Rose, Snyder and Jacobs performed reviews of quarterly financial statements included on Forms 10-Q for the first three quarters of 2013 and received $35,500 for these services. Weinberg & Co is the principal auditing firm for the audit of our annual financial statements included with Form 10-K for fiscal 2013 and received approximately $60,951 for these services.

During fiscal 2014, we incurred expenses of $31,583 for professional services rendered for the audit of our annual financial statements and review of quarterly financial statements included on Form 10-Q and expect to pay about $30,000 more for 2014 services in 2015.

Tax Fees

The aggregate fees billed in fiscal 2014 and fiscal 2013 for professional services rendered by the principal accountant for tax preparation amounted to $7,150 and $12,185 respectively.

Audit Committee

The charter of the Audit Committee provides that the Audit Committee pre-approves all audit services and permitted non-audit services to be performed for CTi by its independent public accounting firm, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	October 28, 2014
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	October 28, 2014
N. Voloshin	(Principal Financial Officer)

/s/ James Fuller	Audit Committee Chairman, Independent Financial Expert	October 28, 2014
James Fuller