Form 10-Q
period 2014-09-30
Cavitation Technologies, Inc.
filed 2014-11-14
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
YES    ☐        NO    ☒

      As of November 14, 2014, the issuer had 183,099,694 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	June 30,
	2014	2014
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,653,075	$1,226,508
Inventory, net	116,644	116,644
Total current assets	1,769,719	1,343,152

Property and equipment, net	120,558	137,095
Patents, net	64,609	67,473
Other assets	9,500	9,500
Total assets	$1,964,386	$1,557,220

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$182,871	$173,110
Accrued payroll and payroll taxes due officers	1,016,223	1,030,031
Related party payable	1,147	1,147
Advances from distributor	1,109,956	734,956
Total current liabilities	2,310,197	1,939,244

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30 and June 30, 2014, respectively	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 183,099,694 and 177,906,365 shares issued and outstanding as of September 30 and June 30, 2014, respectively	183,099	177,906
Additional paid-in capital	21,130,625	20,580,952
Common stock issuable, 9,029,251 shares	812,633	812,633
Accumulated deficit	(22,472,168)	(21,953,515)
Total stockholders' deficit	(345,811)	(382,024)
Total liabilities and stockholders' deficit	$1,964,386	$1,557,220

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	September 30,
	2014	2013
	(unaudited)	(unaudited)
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

General and administrative expenses	508,136	312,765
Research and development expenses	10,429	6,123
Total operating expenses	518,565	318,888

Loss from operations	(518,565)	(318,888)
Interest expense and other	(88)	(26,604)
Net loss	$(518,653)	$(345,492)

Net loss per share,
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding,
Basic and diluted	183,099,694	165,089,134

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-	Common Stock	Accumalated
	Shares	Amount	Shares	Amount	in Capital	Issuable	Deficit	Total

Balance at June 30, 2014	-	$-	177,906,365	$177,906	$20,580,952	$812,633	$(21,953,515)	$(382,024)

Common stock issued for cash	-	-	5,193,329	5,193	370,305	-	-	375,498
Fair value of vested warrants	-	-	-	-	179,368	-	-	179,368
Net loss	-	-	-	-	-	-	(518,653)	(518,653)
Balance at September 30, 2014	-	$-	183,099,694	$183,099	$21,130,625	$812,633	$(22,472,168)	$(345,811)

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended September 30,
	2014	2013
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(518,653)	$(345,492)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	19,401	24,493
Amortization of convertible notes discount	-	15,018
Fair value of options issued to directors, employees and consultants	179,368	-
Effect of changes in:
Inventory	-	(88,543)
Prepaid expenses and other current assets	-	3,125
Accounts payable and accrued expenses	9,761	81,407
Accrued payroll and payroll taxes	(13,808)	-
Advances from distributor	375,000	250,000
Net cash provided by (used in) operating activities	51,069	(59,992)

Investing activities:
Purchase of property and equipment	-	(13,500)
Payments for patents	-	(6,822)
Net cash used in investing activities	-	(20,322)

Financing activities:
Proceeds from sale of common stock	375,498	-
Net cash provided by financing activities	375,498	-

Net increase (decrease) in cash	426,567	(80,314)
Cash, beginning of period	1,226,508	241,976
Cash, end of period	$1,653,075	$161,662

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$3,000
Cash paid for income taxes	$1,600	$-

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three months ended September 30, 2014 and 2013

Note 1 - Organization and Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") as promulgated in the United States of America ("U.S.") and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three months ended September 30, 2014 are not indicative of the results that may be expected for the fiscal year ending June 30, 2015. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2014 filed on October 14, 2014. The condensed consolidated balance sheet as of June 30, 2014 has been derived from the audited financial statements included in the Form 10-K for that year.

Cavitation Technologies, Inc. (referred to herein, unless otherwise indicated, as "the Company," "CTi," "we," "us," and "our") is a Nevada corporation originally incorporated under the name Bio Energy, Inc. CTi has developed, patented, and commercialized proprietary technology that may be used in liquid processing applications. CTi's patented Nano Reactor® is the critical component of CTi Nano Neutralization® System which is commercially proven to reduce operating costs and increase yields in refining vegetable oils. CTi has two patented systems and has filed several national and international patents to employ its proprietary technology in applications including, vegetable oil refining, waste water treatment, biodiesel, algae oil extraction, and alcoholic beverage enhancement.

Management's Plan Regarding Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  During the three months ended September 30, 2014, the Company incurred a net loss of $518,653. As of September 30, 2014, the Company had a working capital deficiency of $540,478 and a stockholders' deficit of $345,811.   These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In addition, our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2014 expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partner, the Desmet Ballestra Group (Desmet). Desmet has agreed to provide us monthly advances of $125,000 against future sales. During the three months ended September 30, 2014, advances received from Desmet amounted to $375,000. We will also attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs, that the Company will be able to achieve profitable operations or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

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

The following table presents information about the Company's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of September 30, 2014 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

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

At September 30, 2014 and June 30, 2014, the fair values of cash and cash equivalents, inventory and accounts payable approximate their carrying values due to their short term nature.

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

Patents

Capitalized patent costs represent legal fees associated with procuring and filing patent applications. The Company accounts for patents in accordance with ASC 350-30, General Intangibles Other Than Goodwill. The Company has two patents issued in fiscal 2012 and another 3 in fiscal 2014. As of September 30, 2014, we have a total of 25 patents pending. The patents have duration of twenty years from filing date.

Based upon our estimate, we believe that our patents have an estimated life of four years before the next generation of reactors is developed or until other forms of competition appear. During the three months ended September 30, 2014 and 2013, we recorded amortization expense of $2,864 and $6,647 respectively.

As of September 30 and June 30, 2014 the Company had remaining unamortized patent costs of $64,609 and $67,473 respectively.

Impairment of Intangible and Long-Lived Assets

In accordance with ASC 350-30 (General Intangibles Other than Goodwill), the Company evaluates amortizable intangibles and long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. Based on our annual impairment tests, management believes there is no impairment of its intangibles and long-lived assets as of September 30, 2014. There can be no assurance, however, that market conditions will not change or demand for the Company's products under development will continue. Either of these could result in future impairment of intangibles and long-lived assets.

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

The fair value of the Company's common stock options and warrants grant is estimated using the Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

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

Warranty Policy

The Company provides a limited warranty with every set of reactors sold, typically 2 years. The Company has not experienced significant claims under its warranty policy, and management determined no accrual for warranty reserve was necessary at September 30, 2014.

Dependence on Desmet Ballestra

Our revenue is almost entirely dependent on Desmet Ballestra who is our exclusive distribution agent with regard to the CTi Nano Neutralization® System for edible oils. During fiscal 2014, 100% of our revenue was derived from Desmet sales efforts (see Note 3).

Basic Loss Per Share

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

As of September 30, 2014, the Company had 13,611,815 stock options and 68,259,843 stock warrants outstanding to purchase shares of common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive.

Recent Accounting Pronouncements

On August 27, 2014, the FASB issued ASU 2014-15, Disclosures of Uncertainties about and Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements is issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2014-15 on its results of operations or financial condition.

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

During the fiscal quarters ended September 30, 2014 and 2013, we recorded no revenues from Desmet or otherwise. The Company received advances of $375,000 in three months ended September 30, 2014 and $250,000 in the same period ended September 30, 2013. As of September 30, 2014, Desmet has advanced to us an excess of funds of $1,109,956 which will be recognized as revenue as sales orders are shipped.

Note 4 - Property and Equipment

Property and equipment consisted of the following as of September 30, 2014 and June 30, 2014:

	September 30,	June 30,
	2014	2014

Leasehold improvement	$2,475	$2,475
Furniture	26,837	26,837
Office equipment	1,499	1,499
Equipment	68,380	68,380
Systems	268,340	268,340
	367,531	367,531
Less: accumulated depreciation and amortization	(246,973)	(230,436)
Property and equipment, net	$120,558	$137,095

Depreciation expense for the three months ended September 30, 2014 and 2013 amounted to $16,537 and $18,026, respectively.

Note 5 - Accrued Payroll and Payroll Taxes

As of September 30, 2014 and June 30, 2014, the Company had accrued unpaid salaries due to current and former officers of the Company amounting to $936,866 and $950,674 respectively. In addition, the Company also accrued the estimated payroll taxes due to this unpaid payroll of $79,357 and $79,357 respectively.

Note 6 - Stockholders' Deficit

Common Stock

In July 2014 we issued 5,193,329 shares of common stock at $0.08/share and warrants to purchase 5,193,329 shares of common stock at $0.12 per share, vesting immediately and expiring in 5 years from grant date to various entities and individuals in exchange for cash of $375,498, net of commission of $14,002. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public. The Company issued rule 144 shares in connection with these issuances.

Stock Options

The Company has not adopted a formal stock option plan, however, it has assumed outstanding stock options resulting from the acquisition of its wholly-owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non- plan grants. A summary of the stock option activity from September 30, 2014 is as follows:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding June 30, 2014	13,611,815	$0.10	6.37

- Granted	-
- Forfeited	-	-	-
- Exercised	-	-	-
- Expired	-	-	-
Outstanding September 30, 2014	13,611,815	$0.10	6.12
Exercisable and vested at September 30, 2014	13,611,815	$0.10	6.12

The intrinsic value of the outstanding options was $590,043 as of September 30, 2014. The following table summarizes additional information concerning options outstanding and exercisable at September 30, 2014.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)
$0.03	11,800,858	6.71	$0.03	11,800,858	6.71
$0.33	637,297	2.06	$0.33	637,297	2.31
$0.67	1,173,660	2.43	$0.67	1,173,660	2.68
	13,611,815			13,611,815

Warrants

A summary of the Company's warrant activity and related information for the three months ended on September 30, 2014 is as follows.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)
Outstanding at June 30, 2014	63,066,514	$0.06	6.91

Granted	5,193,329	0.12	5.00
Exercised	-
Expired	-
Outstanding at September 30, 2014	68,259,843	$0.07	6.52
Vested and exercisable at September 30, 2014	67,218,177	$0.07	6.52

On July 1 of 2014, the Company issued warrants to purchase 5,193,329 shares of common stock to the purchasers of common stock offering at $0.12 per share, vesting immediately and expiring in 5 years from grant date. Pursuant to the term of the grant, the underlying shares of common stock must be registered with the SEC within one year after its purchase otherwise, the warrant will be considered cashless.

During the three months ended on September 30, 2014, the Company recognized $179,368 of compensation costs as part of general and administrative expenses related to the vesting of warrants granted in prior periods. To compute compensation expense, the Company estimated the fair value of each warrant award on the date of grant using the Black-Scholes-Merton option pricing model for employees, and calculated the fair value of each warrant award at the end of the period for non-employees. The following average assumptions were used in the Black-Scholes-Merton valuation model: risk-free interest rate of 3.25%; dividend yield of 0%; volatility of 184%; and an expected life of 9.15 years.

As of September 30, 2014, total compensation cost related to non-vested warrant awards not yet recorded is approximately $83,021. The intrinsic value of the outstanding warrants was $1,551,329 as of September 30, 2014. The following table summarizes additional information concerning warrants outstanding and exercisable at September 30, 2014.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.04 - 0.07	47,933,184	7.25	$0.05	44,641,518	$0.05
$0.12	20,326,659	4.75	$0.12	15,133,330	$0.12
	68,259,843			67,218,177

Note 7 - Commitments and Contingencies

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two parties, our President as well as our former Chief Executive Officer (CEO) and current Chief Technology Officer (CTO), where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and former CEO/current CTO have been assigned to the Subsidiary.  In exchange, that Subsidiary agreed to pay a royalty of 5% of gross revenues to each of the CTO and President and former CEO for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by Cavitation Technologies on May 13, 2010 from its subsidiary. The Company's CTO and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through September 30, 2014.

On April 30, 2008 and as amended on November 22, 2010, our wholly owned subsidiary entered into an employment agreement with our former Director of Chemical and Analytical Department (the "Inventor") to receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of September 30, 2014, no patents have been granted in which this person is the legally named inventor.

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

Overview of our Business

Cavitation Technologies, Inc. ("CTi"), a Nevada corporation, was originally incorporated under the name Bio Energy, Inc. We design and engineer environmentally friendly technology based systems that are designed to serve large, growing, global markets such as vegetable oil refining, renewable fuels, water treatment, algae oil extraction, biodiesel production, water-oil emulsions and crude oil yield enhancement.  Our systems are designed to process industrial liquids at a lower cost and higher yield than conventional technology. We are a process and product development firm that has developed, patented, and commercialized proprietary technology.

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

During the three months ended September 30, 2014, we recorded no revenue and net loss of $518,653. We generated net cash of $51,069 from our operating activities and financing activities provided additional $375,498.

Management's Plan

We are engaged in merchandising our Neutralization System which is designed to help refine vegetable oils such as soybean, canola, sunflower and rapeseed.  Our near term goal is to continue to merchandise our systems through our partner, Desmet Ballestra. We did not record any revenues and incurred a net loss of $518,653 in the current fiscal quarter. As of September 30, 2014, the Company had a working capital deficiency of $540,478 and a stockholders' deficit of $345,811.   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.

Management's plan is to generate income from operations by licensing our technology globally through our strategic partner, the Desmet Ballestra Group (Desmet). Desmet has agreed to provide us monthly advances of $125,000 against future sales. During the three months ended September 30, 2014, advances received from Desmet amounted to $375,000 and approximately $3,375,000 as of October 31, 2014. These funds service portion of operational expenses on a monthly basis. Desmet shall be entitled to immediately terminate the present agreement in case the claims of current US Patent Application Number 12/484,981 are not granted as such or are cancelled. In addition, Desmet may terminate the agreement on August 1 of any particular year if they have not installed at least 6 Nano Reactor® devices in the previous 12 month period. CTi may terminate the Agreement for material default. This Agreement supersedes a previous agreement dated November 1, 2010, amended on June 1, 2011 and on September 2, 2011. In addition to these advances, we anticipate that we will need additional funding, and we will attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

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

Critical Accounting Policies

CTi's critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended June 30, 2014, and did not change for the three months ended September 30, 2014.

Results of Operations

The following is a comparison of our results of operations for the three months ended September 30, 2014 and 2013.

	For the Quarter Ended
	September 30,
	2014	2013	$ Change	% Change
Revenue	$-	$-	$-	0.0%
Cost of revenue	-	-	-	0.0%
Gross profit	-	-	-	0.0%
General and administrative expenses	508,136	312,765	195,371	62.5%
Research and development expenses	10,429	6,123	4,306	70.3%
Total operating expenses	518,565	318,888	199,677	62.6%
Loss from operations	(518,565)	(318,888)	(199,677)	62.6%
Interest expense and other	(88)	(26,604)	26,516	-99.7%
Net loss before income tax	(518,653)	(345,492)	(173,161)	50.1%
Income tax expense	-	-	-	-
Net loss	$(518,653)	$(345,492)	$(173,161)	50.1%

Revenue

We recorded no revenue in the first quarter of fiscal 2015 or fiscal 2014.

Operating Expenses

Operating expenses for the three months ended September 30, 2014 amounted to $518,565 compared with $318,888 for the same period in 2013, an increase of $199,677, or 63%. In both periods, the major expense component was compensation to consultants and the officers/employees. In the first quarter of fiscal 2015, compensation amounted to $306,558 or 59% of total costs compared with $91,815 or 29% of total costs in the first quarter of fiscal 2014. This increase in compensation in the first quarter of fiscal 2015 was attributable largely to the increase in a number of consultants and base salaries of management.

During the first quarter of 2015, the other major component of operating expense was professional service fees related to auditors, accounting, and legal services which amounted to $46,844 or 9% of total operating expenses versus $76,284 or 24% in the first quarter of fiscal 2014. These expenses were lower in the first quarter of fiscal 2015 as the corporate attorney and the audit fees decreased.

R&D expenses remained relatively low as we continued to rely on Desmet Ballestra for support in R&D. It is our intention to pursue R&D as our cash position permits.

Interest Expense

The Company did not incur any interest expenses in the current quarter as all promissory notes were settled in fiscal 2014. Interest expense of $26,604 during the first three months of fiscal 2014 was composed of non-cash expenses of $22,978, $15,018 of which related to convertible note amortization, and $9,585 to accrued interest on all outstanding loans.

As of September 30, 2014, the Company had no outstanding debt. On September 30 of 2013, the outstanding balance of Convertible Notes Payable (net of discount) as recorded on the balance sheet amounted to $59,844 consisting of outstanding principal of $100,000 less discount of $40,156.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  During the three months ended September 30, 2014, the Company incurred a net loss of $518,653. As of September 30, 2014, the Company had a working capital deficiency of $540,477 and a stockholders' deficit of $345,810.   These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In addition, our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2014 expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partner, the Desmet Ballestra Group (Desmet). Desmet has agreed to provide us monthly advances of $125,000 against future sales. During the quarter ended September 30, 2014, advances received from Desmet amounted to $375,000. In July 2014, we also received approximately $375,000 from sale of our shares of common stock and warrants. We will also attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs, that the Company will be able to achieve profitable operations or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

On September 30, 2014, we had cash on hand in the amount of $1,653,075. In addition to the funds on hand, we will require additional funds to continue to operate our business. This includes expenses we will incur in connection with costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, we have contractual commitments for salaries to our executive officers. In light of our financial commitments over the next several months and its liquidity constraints, we have implemented cost reduction measures in all areas of operations. We intend to review these measures on an ongoing basis and make additional decisions as may be required.

Cash Flow

Net cash provided by operating activities during the three months ended September 30, 2014 amounted to $51,069, compared with $59,992 used by these activities for the same period in fiscal 2014. Funding for the operating activities was provided by $375,000 in advances from our distributor. For the first quarter of fiscal 2015, we paid $124,700 in employees' compensation, $25,200 in fees associated with financing activities, $37,347 in professional services fees, $21,000 in various insurance premiums, and $127,000 in fixed operating costs and other obligations. In the first quarter of 2014, cash was used to pay $91,815 in compensation, $95,074 in fixed operating costs, $76,284 in professional services fees, $22,443 in various insurance premiums, and $3,000 in interest payments, and other obligations of about $39,000.

There was no cash used for investing activities in the current fiscal quarter. Net cash used in investing activities during the three months ended September 30, 2013 was relating to $6,822 in capitalized patents and $13,500 for property, plant, and equipment.

For the period ended September 30, 2014, financing activities provided a net cash of $375,498. For the first quarter of fiscal 2014, the company did not perform any financing activities.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of September 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the first quarter of fiscal 2015 that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

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

None

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

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	November 14, 2014
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	November 14, 2014
N. Voloshin	(Principal Financial Officer)

/s/ Jim Fuller	Audit Committee Chairman, Independent Financial Expert	November 14, 2014
Jim Fuller