Form 10-Q
period 2014-12-31
Cavitation Technologies, Inc.
filed 2015-02-17
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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
YES    ☐        NO    ☒

      As of February 10, 2015, the issuer had 184,167,694 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31,	June 30,
	2014	2014
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,649,339	$1,226,508
Inventory, net	149,894	116,644
Total current assets	1,799,233	1,343,152

Property and equipment, net	104,707	137,095
Patents, net	56,528	67,473
Other assets	9,500	9,500
Total assets	$1,969,968	$1,557,220

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$210,546	$173,110
Accrued payroll and payroll taxes due - officers	1,016,223	1,030,031
Related party payable	1,147	1,147
Advances from distributor	1,484,956	734,956
Total current liabilities	2,712,872	1,939,244

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31 and June 30, 2014, respectively.	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 184,167,694 and 177,906,365 shares issued and outstanding as of December 31 and June 30, 2014, respectively	184,167	177,906
Additional paid-in capital	21,234,334	20,580,952
Common stock issuable, 9,029,251 shares	812,633	812,633
Accumulated deficit	(22,974,038)	(21,953,515)
Total stockholders' deficit	(742,904)	(382,024)
Total liabilities and stockholders' deficit	$1,969,968	$1,557,220

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Revenue	$-	$495,266	$-	$495,266
Cost of revenue	-	16,633	-	16,633
Gross profit	-	478,633	-	478,633
General and administrative expenses	498,329	1,094,438	1,006,518	1,407,454
Research and development expenses	3,576	20,644	14,005	26,768
Total operating expenses	501,905	1,115,082	1,020,523	1,434,222
Loss from operations	(501,905)	(636,449)	(1,020,523)	(955,589)
Interest expense and other	-	(49,367)	-	(75,346)
Net Loss	$(501,905)	$(685,816)	$(1,020,523)	$(1,030,935)

Net loss per share,
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding,
Basic and Diluted	184,167,693	158,995,258	181,902,584	158,995,258

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited)

	Series A Preferred		Common Stock		Additional Paid-	Common Stock	Accumalated
	Shares	Amount	Shares	Amount	in Capital	Issuable	Deficit	Total

Balance at June 30, 2014	-	$-	177,906,365	$177,906	$20,580,952	$812,633	$(21,953,515)	$(382,024)

Common stock issued for cash	-	-	5,193,329	5,193	370,305	-	-	375,498
Fair value of vested options and warrants	-	-			220,065	-	-	220,065
Common stock issued for services	-	-	1,068,000	1,068	63,012	-	-	64,080
Net loss	-	-	-	-	-	-	(1,020,523)	(1,020,523)
Balance at December 31, 2014	-	$-	184,167,694	$184,167	$21,234,334	$812,633	$(22,974,038)	$(742,904)

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended December 31,
	2014	2013
Operating activities:
Net loss	$(1,020,523)	$(1,030,935)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	43,333	48,192
Amortization of convertible notes discount	-	55,174
Fair value of stock, options and warrants issued for services	284,145	744,307

Effect of changes in:
Inventory	(33,250)	(120,690)
Prepaid expenses and other current assets	-	3,125
Accounts payable and accrued expenses	37,436	41,903
Accrued payroll and payroll taxes	(13,808)	-
Advances from distributor	750,000	625,000
Reduction in advances due to revenues from distributor	-	(495,266)
Net cash provided by (used in) operating activities	47,333	(129,190)

Investing activities:
Purchase of property and equipment	-	(22,867)
Payments for patents	-	(15,776)
Net cash used in investing activities	-	(38,643)

Financing activities:
Proceeds from sale of common stock	375,498	-
Net cash provided by financing activities	375,498	-

Net increase (decrease) in cash	422,831	(167,833)
Cash, beginning of period	1,226,508	241,976
Cash, end of period	$1,649,339	$74,143

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$6,000
Cash paid for income taxes	$1,600	$-

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Six months ended December 31, 2014 and 2013

Note 1 - Organization and Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") as promulgated in the United States of America ("U.S.") and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the six months ended December 31, 2014 are not indicative of the results that may be expected for the fiscal year ending June 30, 2015. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2014 filed on October 14, 2014. The condensed consolidated balance sheet as of June 30, 2014 has been derived from the audited financial statements included in the Form 10-K for that year.

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

Management's Plan Regarding Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  During the six months ended December 31, 2014, the Company incurred a net loss of $1,020,523. As of December 31, 2014, the Company had a working capital deficiency of $913,639 and a stockholders' deficit of $742,904.   These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In addition, our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2014 expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partner, the Desmet Ballestra Group (Desmet). Desmet has agreed to provide us monthly advances of $125,000 against future sales. During the six months ended December 31, 2014, advances received from Desmet amounted to $750,000. We will also attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs, that the Company will be able to achieve profitable operations or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

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

At December 31, 2014 and June 30, 2014, the fair values of cash and cash equivalents, inventory and accounts payable and accrued expenses approximate their carrying values due to their short term nature.

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

Patents

Capitalized patent costs represent legal fees associated with procuring and filing patent applications. The Company accounts for patents in accordance with ASC 350-30, General Intangibles Other Than Goodwill. The Company has two patents issued in fiscal 2012 and another three in fiscal 2014. As of December 31, 2014, we have a total of 25 patents pending. The patents have duration of twenty years from filing date.

Based upon our estimate, we believe that our patents have an estimated life of four years before the next generation of reactors is developed or until other forms of competition appear. During the six months ended December 31, 2014 and 2013, we recorded amortization expense of $10,945 and $12,934 respectively.

As of December 31 and June 30, 2014 the Company had remaining unamortized patent costs of $56,528 and $67,473 respectively.

Impairment of Intangible and Long-Lived Assets

In accordance with ASC 350-30 (General Intangibles Other than Goodwill), the Company evaluates amortizable intangibles and long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. Based on our impairment tests, management believes there is no impairment of its intangibles and long-lived assets as of December 31, 2014. There can be no assurance, however, that market conditions will not change or demand for the Company's products under development will continue. Either of these could result in future impairment of intangibles and long-lived assets.

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

Warranty Policy

The Company provides a limited warranty with every set of reactors sold, typically 2 years. The Company has not experienced significant claims under its warranty policy, and management determined no accrual for warranty reserve was necessary at December 31, 2014.

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

As of December 31, 2014, the Company had 13,611,815 stock options and 68,259,843 stock warrants outstanding to purchase shares of common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive.

Recent Accounting Pronouncements

On August 27, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements is issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2014-15 on its results of operations or financial condition.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

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

Note 3 - Agreement with Desmet Ballestra

On May 14, 2012, we signed a global Research and Development, Marketing and Technology License Agreement ("Agreement") with the n.v. Desmet Ballestra Group s.a. (Desmet), a Belgian company that is actively marketing the NANO Neutralization System, the key component of which is the Company's reactor to soybean and other vegetable oil refiners. Desmet, together with its affiliates, is a global engineering and equipment supply company engaged in the development, design and supply of process equipment for oils and fats processing facilities including vegetable oil refining, biofuel, oleo chemical, seed crushing, surfactant and detergent markets. Desmet supplies these markets with competitive services based on the latest globally sourced technologies.

The Agreement provides Desmet (licensee) a limited, exclusive license and right to develop, design and supply Nano Reactor® systems which incorporate Nano Reactor® devices on a global basis but is limited to oils and fats and oleo chemical applications. CTi (licensor) remains owner of the current patents and patent applications but Desmet will be co-owner of any new process patent applications jointly developed. Desmet has agreed to provide, under certain conditions, limited monthly advance payments of $125,000 against future sales to CTi. Desmet shall be entitled to immediately terminate the present agreement in case the claims of current US Patent Application Number 12/484,981 are not granted as such or are cancelled. In addition, Desmet may terminate the agreement on August 1 of any particular year if they have not installed at least 6 Nano Reactor® devices in the previous 12 month period. CTi may terminate the Agreement for material default. This Agreement supersedes a previous agreement dated November 1, 2010, amended on June 1, 2011 and on September 2, 2011. As of the date of this report, the Company or Desmet has not indicated any intention to terminate the Agreement.

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

During the six months ended December 31, 2014, we recorded no revenues from Desmet. During the six months ended December 31, 2013, we recorded $495,266 of revenues from Desmet. The Company received advances of $750,000 during the six months ended December 31, 2014 and $625,000 during the six months ended December 31, 2013. As of December 31, 2014, Desmet has advanced to us an excess of funds of $1,484,956 which is presented in the accompanying balance sheet as "Advances from distributor" and will be recognized as revenue in future periods upon shipment and acceptance of our reactors.

Note 4 - Property and Equipment

Property and equipment consisted of the following as of December 31, 2014 and June 30, 2014:

	December 31,	June 30,
	2014	2014

Leasehold improvement	$2,475	$2,475
Furniture	26,837	26,837
Office equipment	1,499	1,499
Equipment	68,380	68,380
Systems	268,340	268,340
	367,531	367,531
Less: accumulated depreciation and amortization	(262,824)	(230,436)
Property and equipment, net	$104,707	$137,095

Depreciation expense for the six months ended December 31, 2014 and 2013 amounted to $32,388 and $35,258, respectively.

Note 5 - Accrued Payroll and Payroll Taxes

As of December 31, 2014 and June 30, 2014, the Company had accrued unpaid salaries due to current and former officers of the Company amounting to $936,866 and $950,674 respectively. In addition, the Company also accrued the estimated payroll taxes due to this unpaid payroll of $79,357 and $79,357 respectively. The accrued payroll is unsecured and is due upon demand.

Note 6 - Stockholders' Deficit

Common Stock

In July 2014 we issued 5,193,329 shares of common stock at $0.08/share and warrants to purchase 5,193,329 shares of common stock at an exercise price of $0.12 per share, vesting immediately and expiring in 5 years from grant date to various entities and individuals in exchange for cash of $375,498, net of commission of $14,002. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public. The Company issued rule 144 shares in connection with these issuances.

In October of 2014, the Company issued 1,068,000 shares of common stock with a fair value of $0.06/share or $64,080 to a consultant for Investor Relation services. The shares of common stock were valued to market at the date of its issuance.

Stock Options

The Company has not adopted a formal stock option plan, however, it has assumed outstanding stock options resulting from the acquisition of its wholly-owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non-plan grants.

A summary of the stock option activity for the six months ended December 31, 2014 is as follows:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding June 30, 2014	13,611,815	$0.10	6.37

- Granted	-
- Forfeited	-	-	-
- Exercised	-	-	-
- Expired	-	-	-
Outstanding December 31, 2014	13,611,815	$0.10	5.87
Exercisable and vested at December 31, 2014	13,611,815	$0.10	5.87

The intrinsic value of the outstanding options was $472,034 as of December 31, 2014. The following table summarizes additional information concerning options outstanding and exercisable at December 31, 2014.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)
$0.03	11,800,858	6.46	$0.03	11,800,858	6.46
$0.33	637,297	1.81	$0.33	637,297	1.81
$0.67	1,173,660	2.18	$0.67	1,173,660	2.18
	13,611,815			13,611,815

Warrants

On July 1 of 2014, the Company granted warrants to purchase 5,193,329 shares of common stock to the purchasers of common stock offering at an exercise price of $0.12 per share, vesting immediately and expiring in 5 years from grant date. Pursuant to the term of the grant, the underlying shares of common stock must be registered with the SEC within one year after its purchase otherwise, the underlying warrants at the time of exercise will be considered cashless.

During the six months ended on December 31, 2014, the Company recognized $220,064 of compensation costs as part of general and administrative expenses related to the vesting of warrants granted in prior periods. To compute compensation expense, the Company estimated the fair value of each warrant award on the date of grant using the Black-Scholes-Merton option pricing model for employees, and calculated the fair value of each warrant award at the end of the period for non-employees. The following average assumptions were used in the Black-Scholes-Merton valuation model: risk-free interest rate of 3.25%; dividend yield of 0%; volatility of 184%; and an expected life of 8.9 years.

A summary of the Company's warrant activity for the six months ended on December 31, 2014 is as follows.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)
Outstanding at June 30, 2014	63,066,514	$0.06	6.91

Granted	5,193,329	0.12	5.00
Exercised	-
Expired	-
Outstanding at December 31, 2014	68,259,843	$0.07	6.26
Vested and exercisable at December 31, 2014	67,801,510	$0.07	6.22

As of December 31, 2014, total compensation cost related to non-vested warrant awards not yet recorded is approximately $31,973. The intrinsic value of the outstanding warrants was $1,081,997 as of December 31, 2014. The following table summarizes additional information concerning warrants outstanding and exercisable at December 31, 2014.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.04 - 0.07	47,933,184	7.25	$0.05	47,474,851	$0.05
$0.12	20,326,659	4.75	$0.12	20,326,659	$0.12
	68,259,843			67,801,510

Note 7 - Commitments and Contingencies

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two parties, our President as well as our former Chief Executive Officer (CEO) and current Chief Technology Officer (CTO), where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and former CEO/current CTO have been assigned to the Subsidiary.  In exchange, that Subsidiary agreed to pay a royalty of 5% of gross revenues to each of the CTO and President and former CEO for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by Cavitation Technologies on May 13, 2010 from its subsidiary. The Company's CTO and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through December 31, 2014.

On April 30, 2008 and as amended on November 22, 2010, our wholly owned subsidiary entered into an employment agreement with our former Director of Chemical and Analytical Department (the "Inventor") to receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of December 31, 2014, no patents have been granted in which this person is the legally named inventor.

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

During the six months ended December 31, 2014, we recorded no revenue and a net loss of $1,020,523. We generated net cash of $47,333 from our operating activities and financing activities provided an additional $375,498.

Management's Plan

We are engaged in merchandising our Neutralization System which is designed to help refine vegetable oils such as soybean, canola, sunflower and rapeseed.  Our near term goal is to continue to merchandise our systems through our partner, Desmet Ballestra. We did not record any revenues and incurred a net loss of $1,020,523 for the six months ended December 31, 2014. As of December 31, 2014, the Company had a working capital deficiency of $913,639 and a stockholders' deficit of $742,904.   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.

Management's plan is to generate income from operations by licensing our technology globally through our strategic partner, the Desmet Ballestra Group (Desmet). Desmet has agreed to provide us monthly advances of $125,000 against future sales. During the six months ended December 31, 2014, advances received from Desmet amounted to $750,000 and approximately $3,875,000 from May 2012 up to January 2015. These funds service a portion of operational expenses on a monthly basis. Desmet shall be entitled to immediately terminate the present agreement in case the claims of current US Patent Application Number 12/484,981 are not granted as such or are cancelled. In addition, Desmet may terminate the agreement on August 1 of any particular year if they have not installed at least 6 Nano Reactor® devices in the previous 12 month period. CTi may terminate the Agreement for material default. This Agreement supersedes a previous agreement dated November 1, 2010, amended on June 1, 2011 and on September 2, 2011. In addition to these advances, we anticipate that we will need additional funding, and we will attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

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

Critical Accounting Policies

CTi's critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended June 30, 2014, and did not change for the six months ended December 31, 2014.

Results of Operations

Results of Operations for the Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013

The following is a comparison of our results of operations for the three months ended December 31, 2014 and 2013.

	For the Three Months Ended
	December 31,
	2014	2013	$ Change	% Change
	(Unaudited)	(Unaudited)

Revenue	$-	$495,266	$(495,266)	-100.0%
Cost of sales	-	16,633	(16,633)	-100.0%
Gross profit	-	478,633	(478,633)	-100.0%
General and administrative expenses	498,329	1,094,438	(596,109)	-54.5%
Research and development expenses	3,576	20,644	(17,068)	-82.7%
Total operating expenses	501,905	1,115,082	(613,177)	-55.0%
Loss from operations	(501,905)	(636,449)	134,544	-21.1%
Interest expense & other	-	(49,367)	49,367	-100.0%
Net loss	$(501,905)	$(685,816)	$183,911	-26.8%

Revenue

We recorded no revenue in the second quarter of fiscal 2015, as opposed to $495,266 in the same period of fiscal 2014. In fiscal 2014, the Company shipped reactors to Desmet customers in Uruguay, South Korea and Ecuador. No similar transactions occurred in fiscal 2015, however, the Company is still awaiting instructions from Desmet to ship reactors to its customers in Mexico and India.

Operating Expenses

General and administrative expenses for the three months ended December 31, 2014 amounted to $498,329 compared with $1,094,438 for the same period in 2013, a decrease of $596,109, or 54.5%. In both periods, the major expense component was salaried compensation. Another major expense item was non-salaried compensation to officers and consultants issued in the form of common stock and stock warrants with a fair value of $104,776 in the second quarter of fiscal 2015, and $744,307 in the second quarter of fiscal 2014. This decrease in non-cash compensation in the second quarter of fiscal 2015 was attributable largely to the decrease in grant of warrants to officers and consultants. In the second quarter of fiscal 2015, total compensation amounted to $264,680 or 53% of total costs compared with $888,930 or 76% of total costs in the second quarter of fiscal 2014.

During the second quarter of 2015, the other major components of operating expense were professional service fees related to auditors, accounting, and legal services which amounted to $40,441 or 8% of total operating expenses, travel expenses of $33,969 and various insurance premiums totaling $26,879. The same expenses in the second quarter of fiscal 2014 amounted to $50,198 or 4.5% of total expense, $15,679 and 23,476 respectively.

Research and development (R&D) expenses remained relatively low as we continued to rely on Desmet Ballestra for support in R&D. It is our intention to pursue R&D as our cash position permits.

Interest Expense

The Company did not incur any interest expense in the current quarter as all promissory notes were settled in fiscal 2014. Interest expense totaled $49,367 during the first three months of fiscal 2014 and was composed of non-cash expenses of $48,367 accrued on all outstanding loans, and a cash payment of $1,000 to a convertible note holder.

As of December 31, 2014, the Company had no outstanding debt. At December 31, 2013, the Company had an outstanding balance on short term loans payable of $219,521 and accrued interest on these loans totaling $44,771.

Results of Operations for the Six Months Ended December 31, 2014 Compared to the Six Months Ended December 31, 2013

The following is a comparison of our results of operations for the six months ended December 31, 2014 and 2013.

	For the Six Months Ended
	December 31,
	2014	2013	$ Change	% Change
	(Unaudited)	(Unaudited)

Revenue	$-	$495,266	$(495,266)	-100.0%
Cost of sales	-	16,633	(16,633)	-100.0%
Gross profit	-	478,633	(478,633)	-100.0%
General and administrative expenses	1,006,518	1,407,454	(400,936)	-28.5%
Research and development expenses	14,005	26,768	(12,763)	-47.7%
Total operating expenses	1,020,523	1,434,222	(413,699)	-28.8%
Loss from operations	(1,020,523)	(955,589)	(64,934)	6.8%
Interest expense	-	(75,346)	75,346	-100.0%
Net loss	$(1,020,523)	$(1,030,935)	$10,412	-1.0%

Revenue

We recorded no revenue in the first six months of fiscal 2015. During the six months ended December 31, 2013, our revenue of $495,266 consisted primarily of NANO Neutralization System reactor sales to Desmet customers in Uruguay, South Korea and Ecuador. No similar transactions occurred in fiscal 2015, however, the Company is still awaiting instructions from Desmet to ship reactors to its customers in Mexico and India.

Cost of Revenue

During the six months ended December 31, 2013, our cost of sales amounted to $16,633 which was the result of the revenue transactions described above for the three of the units for which licensing revenue was recognized.

Operating Expenses

Operating expenses for the six months ended December 31, 2014 amounted to $1,020,523 compared with $1,434,222 for the same period in 2013, a decrease of $413,699, or 29%. The decrease was attributable largely to a $400,936 decrease in General and Administrative Expenses (G&A) (attributable mostly to non-cash costs of $744,307 relating to the vesting of options and warrants issued for services recorded in the second quarter of fiscal 2014) and $12,763 decrease in R&D expenses.

The primary expenditures during the first half of fiscal 2015 were $87,286 for professional service fees such as auditors, attorneys, and SEC related services, $64,080 in share based compensation, $50,316 in insurance expense; $263,599 in salaries and salary related expenses and $272,598 in consulting fees of which $220,064 were related to the vesting of warrants issued for services. The primary expenditures during the first half of fiscal 2014 were approximately $127,000 for professional service fees such as auditors, attorneys, and SEC related services, $66,000 in consulting fees, $75,000 in interest expenses, $46,000 in insurance expense; $183,000 in salaries and salary related expenses and $744,000 relating to the vesting of options and warrants issued for services.

Interest Expense

The Company did not incur any interest expense in fiscal 2015 as all promissory notes were settled in fiscal 2014. Interest expense totaled $75,346 during the same period of fiscal 2014 and consisted of a non-cash expense of $55,174 relating to convertible notes, $13,171 in mostly non-cash, accrued interest relating primarily to short term loans, and cash interest paid to convertible note holders in the amount of $5,000.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  During the six months ended December 31, 2014, the Company incurred a net loss of $1,020,523. As of December 31, 2014, the Company had a working capital deficiency of $913,639 and a stockholders' deficit of $742,904.   These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In addition, our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2014 expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partner, the Desmet Ballestra Group (Desmet). Desmet has agreed to provide us monthly advances of $125,000 against future sales. During the six months ended December 31, 2014, advances received from Desmet amounted to $750,000. In July 2014, we also received approximately $375,000 from the sale of our shares of common stock and warrants. We will also attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs, that the Company will be able to achieve profitable operations or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

On December 31, 2014, we had cash on hand in the amount of $1,649,339. In addition to the funds on hand, we will require additional funds to continue to operate our business. This includes expenses we will incur in connection with costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, we have contractual commitments for salaries to our executive officers. In light of our financial commitments over the next several months and its liquidity constraints, we have implemented cost reduction measures in all areas of operations. We intend to review these measures on an ongoing basis and make additional decisions as may be required.

Cash Flow

Net cash provided by operating activities during the six months ended December 31, 2014 amounted to $47,333, compared with $129,190 used in these activities for the same period in fiscal 2014. Funding for the operating activities was provided by $750,000 in advances from our distributor. For the first half of fiscal 2015, we paid $263,599 in employees' compensation, $25,200 in fees associated with financing activities, $43,920 in professional services fees, $45,658 in various insurance premiums, and $349,000 in fixed operating costs and other obligations. For the first six months of fiscal 2014, we paid approximately $183,000 in compensation, $210,000 in fixed operating costs, $127,000 in professional services fees, $46,000 in various insurance premiums, and $5,000 in interest payments, and other obligations, including consulting fees, of about $200,000.

There was no cash used in investing activities in the current fiscal year. Net cash used in investing activities during the six months ended December 31, 2013 was relating to $15,776 in capitalized patents and $22,867 for property, plant, and equipment.

For the period ended December 31, 2014, financing activities provided a net cash of $375,498. For the first six months of fiscal 2014, the Company did not perform any financing activities.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure controls and procedures at the end of each fiscal year. As of December 31, 2014, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of December 31, 2014.

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

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	February 17, 2015
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	February 17, 2015
N. Voloshin	(Principal Financial Officer)

/s/ Jim Fuller	Audit Committee Chairman, Independent Financial Expert	February 17, 2015
Jim Fuller