Form 10-Q
period 2015-03-31
Cavitation Technologies, Inc.
filed 2015-05-15
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-Q

__________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

Commission File Number: 0-29901

Cavitation Technologies, Inc.
(Exact name of Registrant as Specified in its Charter)

Nevada	20-4907818
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

10019 CANOGA AVENUE, CHATSWORTH, CALIFORNIA    91311
(Address, including Zip Code, of Principal Executive Offices)

(818) 718-0905
(Registrant's Telephone Number, Including Area Code)

______________________

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
YES    ☐        NO    ☒

As of May 13, 2015, the issuer had 184,167,694 shares of common stock outstanding.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets at March 31, 2015 (unaudited) and June 30, 2014	3

	Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2015 (unaudited) and March 31, 2014 (unaudited), and Nine Months Ended March 31, 2015 (unaudited) and March 31, 2014 (unaudited)	4

	Condensed Consolidated Statement of Stockholders' Deficit - through March 31, 2015 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended March 31, 2015 (unaudited) and March 31, 2014 (unaudited),	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	(Removed and Reserved)	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

	Signatures	20

	Certifications

PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2015	2014
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,530,105	$1,226,508
Inventory, net	113,576	116,644
Total current assets	1,643,681	1,343,152

Property and equipment, net	91,462	137,095
Patents, net	48,715	67,473
Other assets	9,500	9,500
Total assets	$1,793,358	$1,557,220

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$155,630	$173,110
Accrued payroll and payroll taxes due - officers	1,016,223	1,030,031
Related party payable	1,147	1,147
Advances from distributor	1,401,294	734,956
Total current liabilities	2,574,294	1,939,244

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively.	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 184,167,694 and 177,906,365 shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	184,167	177,906
Additional paid-in capital	21,249,272	20,580,952
Common stock issuable, 9,029,251 shares	812,633	812,633
Accumulated deficit	(23,027,008)	(21,953,515)
Total stockholders' deficit	(780,936)	(382,024)
Total liabilities and stockholders' deficit	$1,793,358	$1,557,220

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Revenue	$333,662	$1,360,441	$333,662	1,855,707
Cost of revenue	52,038	102,625	52,038	119,258
Gross profit	281,624	1,257,816	281,624	1,736,449
Operating Expenses
General and administrative expenses	331,850	425,504	1,336,924	1,832,959
Research and development expenses	2,742	2,044	16,746	28,812
Total operating expenses	334,592	427,548	1,353,670	1,861,771
Loss from operations	(52,968)	830,268	(1,072,047)	(125,322)
Interest expense and other	(2)	(6,586)	(1,446)	(81,931)
Net Income (Loss)	$(52,970)	$823,682	$(1,073,493)	(207,253)

Net Income (loss) per share,
Basic	$(0.00)	$0.01	$(0.01)	$(0.00)
Diluted	$(0.00)	$0.00	$(0.01)	$(0.00)

Weighted average shares outstanding,
Basic	184,167,693	161,773,035	183,781,811	159,921,182
Diluted	184,167,693	181,388,129	183,781,811	159,921,182

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-	Common Stock	Accumalated
	Shares	Amount	Shares	Amount	in Capital	Issuable	Deficit	Total

Balance at June 30, 2014	-	$-	177,906,365	$177,906	$20,580,952	$812,633	$(21,953,515)	$(382,024)

Common stock issued for cash			5,193,329	5,193	370,305			375,498
Fair value of vested options and warrants					235,003			235,003
Common stock issued for services			1,068,000	1,068	63,012			64,080
Net Loss							(1,073,493)	(1,073,493)
Balance at March 31, 2015	-	$-	184,167,694	$184,167	$21,249,272	$812,633	$(23,027,008)	$(780,936)

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(1,073,493)		$(207,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,391		71,870
Amortization of convertible notes discount			55,174
Fair value of stock, options and warrants issued for services	299,083		927,208

Effect of changes in:
Inventory	3,068		(47,137)
Prepaid expenses and other current assets	-		3,125
Accounts payable and accrued expenses	(17,480)		(19,001)
Accrued payroll and payroll taxes	(13,808)		-
Advances from distributor	1,000,000		1,000,000
Reduction in advances from distributor due to revenues	(333,662)		(1,855,707)
Net cash used in operating activities	(71,901)		(71,721)

Investing activities:
Purchase of property and equipment	-		(31,717)
Payments for patents	-		(18,512)
Net cash used in investing activities	-		(50,229)

Financing activities:
Proceeds from sale of common stock	375,498		-
Net cash provided by financing activities	375,498		-

Net increase (decrease) in cash	303,597		(121,950)
Cash, beginning of period	1,226,508		241,976
Cash, end of period	$1,530,105		$120,026

Supplemental disclosures of cash flow information:
Cash paid for interest	$-		$6,000
Cash paid for income taxes	$1,600	$	,

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Nine months ended March 31, 2015 and 2014

Note 1 - Organization and Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") as promulgated in the United States of America ("U.S.") and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the nine months ended March 31, 2015 are not indicative of the results that may be expected for the fiscal year ending June 30, 2015. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2014 filed on October 14, 2014. The condensed consolidated balance sheet as of June 30, 2014 has been derived from the audited financial statements included in the Form 10-K for that year.

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

Management's Plan Regarding Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  During the nine months ended March 31, 2015, the Company incurred a net loss of $1,073,493. As of March 31, 2015, the Company had a working capital deficiency of $930,613 and a stockholders' deficit of $780,936.   These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In addition, our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2014 expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partner, Desmet Ballestra Group (Desmet). Desmet has agreed to provide us monthly advances of $125,000 against future sales. During the nine months ended March 31, 2015, advances received from Desmet amounted to $1,000,000. We will also attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs, that the Company will be able to achieve profitable operations or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

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

The three levels of the fair value hierarchy are as follows:

•	Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•	Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•	Level 3 - Valuations based on inputs that are unobservable, supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

At March 31, 2015 and June 30, 2014, the fair values of cash and cash equivalents, inventory and accounts payable and accrued expenses approximate their carrying values due to their short term nature.

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

The Company is also entitled to certain profit sharing from its distributor from the sale of the reactors. The profit share is non-refundable and is recorded upon shipment and acceptance of the reactors by our distributor.

Patents

Capitalized patent costs represent legal fees associated with procuring and filing patent applications. The Company accounts for patents in accordance with ASC 350-30, General Intangibles Other Than Goodwill. The Company has two patents issued in fiscal 2012 and another three in fiscal 2014. As of March 31, 2015, we have a total of 25 patents pending. The patents have duration of twenty years from filing date.

Based upon our estimate, we believe that our patents have an estimated life of four years before the next generation of reactors is developed or until other forms of competition appear. During the nine months ended March 31, 2015 and 2014, we recorded amortization expense of $18,758 and $19,401 respectively.

As of March 31, 2015 and June 30, 2014 the Company had remaining unamortized patent costs of $48,715 and $67,473 respectively.

Impairment of Intangible and Long-Lived Assets

In accordance with ASC 350-30 (General Intangibles Other than Goodwill), the Company evaluates amortizable intangibles and long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. Based on our impairment tests, management believes there is no impairment of its intangibles and long-lived assets as of March 31, 2015. There can be no assurance, however, that market conditions will not change or demand for the Company's products under development will continue. Either of these could result in future impairment of intangibles and long-lived assets.

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

The fair value of the Company's common stock option and warrant grants is estimated using the Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

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

Warranty Policy

The Company provides a limited warranty with every set of reactors sold, typically two years. The Company has not experienced significant claims under its warranty policy, and management determined no accrual for warranty reserve was necessary at March 31, 2015.

Dependence on Desmet Ballestra

Our revenue is almost entirely dependent on Desmet Ballestra who is our exclusive distribution agent with regard to the CTi Nano Neutralization® System for edible oils. During fiscal 2015, 100% of our revenue was derived from Desmet sales efforts (see Note 3).

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

As of March 31, 2015, the Company had 13,611,815 stock options and 68,259,843 stock warrants outstanding to purchase shares of common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016, however, the FASB has proposed a one-year deferral.   Early adoption is not permitted, and either full retrospective adoption or modified retrospective adoption is permitted. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items.  ASU 2015-01 eliminates the concept of an extraordinary item from GAAP.  As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item.  However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently.  ASU 2015-01 is effective for periods beginning after December 15, 2015.  Early adoption is permitted.  The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Business and Credit Concentrations

The Company’s cash balances in financial institutions at times may exceed federally insured limits. As of March 31, 2015 and June 30, 2014, before adjustments for outstanding checks and deposits in transit, the Company had approximately $1.5 million and $1.2 million, respectively, deposited in one financial institution. The deposits are federally insured up to $250,000. The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of this financial institution.

All recorded revenues during the nine months ended March 31, 2015 and 2014 of $333,662 and $1,855,707, respectively, were attributable to one customer (see Note 3).

Note 3 - Agreement with Desmet Ballestra

On May 14, 2012, we signed a global Research and Development, Marketing and Technology License Agreement (“Agreement”) with the n.v. Desmet Ballestra Group s.a. (Desmet), a Belgian company that is actively marketing the NANO Neutralization System, the key component of which is the Company's reactor to soybean and other vegetable oil refiners. Desmet, together with its affiliates, is a global engineering and equipment supply company engaged in the development, design and supply of process equipment for oils and fats processing facilities including vegetable oil refining, biofuel, oleo chemical, seed crushing, surfactant and detergent markets. Desmet supplies these markets with competitive services based on the latest globally sourced technologies.

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

During the nine months ended March 31, 2015, we recorded $333,662 in revenues from Desmet. Sales to Desmet represent 100% of our revenues. During the nine months ended March 31, 2014, we recorded $1,855,707 of revenues from Desmet. During the three months ended March 31, 2015, the Company recorded $333,662 in revenues from Desmet, and $1,360,441 in the same period ended March 31, 2014The Company received advances of $1,000,000 during the nine months ended March 31, 2015 and 2014. As of March 31, 2015, Desmet has advanced to us an excess of funds of $1,401,294 which is presented in the accompanying balance sheet as “Advances from distributor” and will be recognized as revenue in future periods upon shipment and acceptance of our reactors.

Note 4 - Property and Equipment

Property and equipment consisted of the following as of March 31, 2015 and June 30, 2014:

	March 31,	June 30,
	2015	2014
	(unaudited)

Leasehold improvement	$2,475	$2,475
Furniture	26,837	26,837
Office equipment	1,499	1,499
Equipment	68,380	68,380
Systems	268,340	268,340
	367,531	367,531
Less: accumulated depreciation and amortization	(276,069)	(230,436)
Property & Equipment, net	$91,462	$137,095

Depreciation expense for the nine months ended March 31, 2015 and 2014 amounted to $45,633 and $52,469, respectively. For the three months ended March 31, 2015 and 2014 depreciation expense amounted to $13,245and $17,212, respectively.

Note 5 - Accrued Payroll and Payroll Taxes

As of March 31, 2015 and June 30, 2014, the Company had accrued unpaid salaries due to current and former officers of the Company amounting to $936,866 and $950,674 respectively. In addition, the Company also accrued the estimated payroll taxes due to this unpaid payroll of $79,357 and $79,357 respectively. The accrued payroll is unsecured and is due upon demand.

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

A summary of the stock option activity for the nine months ended March 31, 2015 is as follows:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding June 30, 2014	13,611,815	$0.10	6.37

- Granted	-
- Forfeited	-	-	-
- Exercised	-	-	-
- Expired	-	-	-
Outstanding March 31, 2015	13,611,815	$0.10	5.62
Exercisable and vested at March 31, 2015	13,611,815	$0.10	5.62

The intrinsic value of the outstanding options was approximately $354,000 as of March 31, 2015. The following table summarizes additional information concerning options outstanding and exercisable at March 31, 2015.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.03	11,800,858	6.21	$0.03	11,800,858	6.21
$0.33	637,297	1.56	$0.33	637,297	1.56
$0.67	1,173,660	1.93	$0.67	1,173,660	1.93
	13,611,815			13,611,815

Warrants

On July 1 of 2014, the Company granted warrants to purchase 5,193,329 shares of common stock to the purchasers of our common stock offering at $0.12 per share, vesting immediately and expiring in five years from grant date. Pursuant to the term of the grant, the underlying shares of common stock must be registered with the SEC within one year after its purchase otherwise, the warrant will be considered cashless.

During the nine months ended on March 31, 2015, the Company recognized $235,003 of compensation costs as part of general and administrative expenses related to the vesting of warrants granted in prior periods. To compute compensation expense, the Company estimated the fair value of each warrant award on the date of grant using the Black-Scholes-Merton option pricing model for employees, and calculated the fair value of each warrant award at the end of the period for non-employees. The following average assumptions were used in the Black-Scholes-Merton valuation model: risk-free interest rate of 3.25%; dividend yield of 0%; volatility of 184%; and an expected life of 8.75 years.

A summary of the Company's warrant activity for the nine months ended on March 31, 2015 is as follows.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at June 30, 2014	63,066,514	$0.06	6.91

Granted	5,193,329	$0.12	5.00
Exercised	-
Expired	-
Outstanding at March 31, 2015	68,259,843	$0.07	6.02
Vested and expected to vest at March 31, 2015	68,051,510	$0.07	5.95

As of March 31, 2015, total compensation cost related to non-vested warrant awards not yet recorded is approximately $12,454. The intrinsic value of the outstanding warrants was approximately $652,000 as of March 31, 2015. The following table summarizes additional information concerning warrants outstanding and exercisable at March 31, 2015.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.04 - 0.07	47,933,184	7.00	$0.05	47,724,851	$0.05
$0.12	20,326,659	4.50	$0.12	20,326,659	$0.12
	68,259,843			68,051,510

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

During the nine months ended March 31, 2015, we recorded revenues of $333,662 and incurred a net loss of $1,073,493. We spent a net of $71,901 in cash for our operating activities, and financing activities provided net cash of $375,498.

Management's Plan

We are engaged in merchandising our Neutralization System which is designed to help refine vegetable oils such as soybean, canola, sunflower and rapeseed.  Our near term goal is to continue to merchandise our systems through our partner, Desmet Ballestra. During the nine months ended March 31, 2015, we recorded revenues of $333,662 and incurred a net loss of $1,073,493. As of March 31, 2015, the Company had a working capital deficiency of $930,613 and a stockholders' deficit of $780,936.   The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.

Management's plan is to generate income from operations by licensing our technology globally through our strategic partner, the Desmet Ballestra Group (Desmet). Desmet has agreed to provide us monthly advances of $125,000 against future sales. During the nine months ended March 31, 2015, advances received from Desmet amounted to $1,000,000 and approximately $4,250,000 as of April 30, 2015. These funds service portion of operational expenses on a monthly basis. Desmet shall be entitled to immediately terminate the present agreement in case the claims of current US Patent Application Number 12/484,981 are not granted as such or are cancelled. In addition, Desmet may terminate the agreement on August 1 of any particular year if they have not installed at least 6 Nano Reactor® devices in the previous 12 month period. CTi may terminate the Agreement for material default. This Agreement supersedes a previous agreement dated November 1, 2010, amended on June 1, 2011 and on September 2, 2011. As of the date of this report, the Company or Desmet has not indicated any intention to terminate the agreement. In addition to these advances, we anticipate that we will need additional funding, and we will attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

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

Critical Accounting Policies

CTi's critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended June 30, 2014, and did not change for the nine months ended March 31, 2015.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

The following is a comparison of our results of operations for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
	(Unaudited)	(Unaudited)

Revenue	$333,662	$1,360,441	$(1,026,779)	-75.5%
Cost of sales	52,038	102,625	(50,587)	-49.3%
Gross profit	281,624	1,257,816	(976,192)	-77.6%
General and administrative expenses	331,850	425,504	(93,654)	-22.0%
Research and development expenses	2,742	2,044	698	34.1%
Total operating expenses	334,592	427,548	(92,956)	-21.7%
Loss from operations	(52,968)	830,268	(883,236)	-106.4%
Interest expense & other	(2)	(6,586)	6,584	-100.0%
Net Loss	$(52,970)	$823,682	(876,652)	-106.4%

Revenue

During the three months ended March 31, 2015, our revenue consisted of NANO Neutralization System reactor sales of $333,662 to Desmet customers in Mexico. This compares with $1,360,441 recorded during the same period in fiscal 2014 from reactor sales to Desmet customers in India, Brazil and the US.

Cost of Revenue

During the three months ended March 31, 2015, our cost of sales amounted to $52,038 which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the three months ended March 31, 2015 amounted to $334,592 compared with $427,548 for the same period in 2014, a decrease of $92,956, or 22%. In both periods, the major expense component was salaried compensation. In the third quarter of fiscal 2015, compensation amounted to $112,287 or 34% of total costs compared with $89,034 or 21% of total costs in the same period of fiscal 2014. This increase in compensation in the third quarter of fiscal 2015 was attributable largely to an increase in salaried officer compensation. Also, the decrease in expenses in the current period as compared to fiscal 2014 was attributable largely to a decrease in fair value of warrants vested to a consultant, which amounted to $182,902 or 44% of total operating expenses in fiscal 2014, and was only $14,944 in the current period.

Research and Development (R&D) expenses remained relatively low as we continued to rely on Desmet Ballestra for support in R&D. R&D expenses amounted to $2,742 in the third quarter of fiscal 2015, as compared to $2,044 in the same period in the prior fiscal year. It is our intention to pursue R&D as our cash position permits.

Interest Expense

The Company did not incur any interest expense in the three months ended on March 31, 2015. Interest expense of $6,586 during the same period of the prior fiscal year was composed entirely of non-cash expenses related to accrued interest on short term loans that were fully settled in FY 2014.

Results of Operations for the Nine Months Ended March 31, 2015 Compared to the Nine Months Ended March 31, 2014

The following is a comparison of our results of operations for the nine months ended March 31, 2015 and 2014.

	For the Nine Months Ended
	March 31,
	2015	2014	$ Change	% Change
	(Unaudited)	(Unaudited)

Revenue	$333,662	$1,855,707	$(1,522,045)	-82.0%
Cost of sales	52,038	119,258	(67,220)	-56.4%
Gross profit	281,624	1,736,449	(1,454,825)	-83.8%
General and administrative expenses	1,336,924	1,832,959	(496,035)	-27.1%
Research and development expenses	16,746	28,812	(12,066)	-41.9%
Total operating expenses	1,353,670	1,861,771	(508,101)	-27.3%
Loss from operations	(1,072,047)	(125,322)	(946,725)	755.4%
Interest expense	(1,446)	(81,931)	80,485	-98.2%
Net Loss	$(1,073,493)	$(207,253)	(866,240)	418.0%

Revenue

During the nine months ended March 31, 2015, our revenue consisted of NANO Neutralization System reactor sales to Desmet customers in Mexico, and amounted to $333,662. This compares with $1,855,707 recorded during the same period in fiscal 2014 associated with the sale of a NANO Neutralization System to customers located in the US, Brazil, Uruguay, South Korea, India and Ecuador.

Cost of Revenue

During the nine months ended March 31, 2015, our cost of sales amounted to $52,038 which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the nine months ended March 31, 2015 amounted to $1,353,670 compared with $1,861,771 for the same period in 2014, a decrease of $508,101, or 27%. The decrease was attributable largely to a $496,035 decrease in General & Administrative Expenses (G&A) (attributable in turn mostly to non-cash costs relating to the vesting of options and warrants and granting of stock issued for services) and $12,066 decrease in R&D expenses.

The primary expenditures during the first three quarters of fiscal 2015 were $103,876 for professional service fees such as auditors, attorneys, and SEC related services, $117,595 in consulting and service fees excluding items relating to vested options and warrants, $74,374 in Insurance expenses, $346,847 in salaries and salary related expenses and $235,003 relating to the vesting of options and warrants issued for services. The expenses for the same period of fiscal 2014 were $154,000 for professional service fees such as auditors, attorneys, and SEC related services, $89,000 in consulting fees excluding items relating to vested options and warrants, $82,000 in Interest expenses, $63,000 in Insurance expenses and $272,000 in salary related expenses and $927,209 relating to the vesting of options and warrants issued for services. The increase in salaried compensation in the first nine months of fiscal 2015 was attributable largely to an increase in salaries of the management.

Interest Expense

The Company did not incur any Interest expenses in fiscal 2015 to date. Interest expense for the fiscal 2014 consisted of a non-cash expense of $55,174 relating to convertible notes, $19,756 in mostly non-cash, accrued interest relating primarily to short term loans, and cash interest paid to convertible note holders in the amount of $5,000, all of which were settled in FY 2014.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  During the nine months ended March 31, 2015, we recorded revenues of $333,662 and incurred a net loss of $1,073,493. As of March 31, 2015, the Company had a working capital deficiency of $930,613 and a stockholders' deficit of $780,936.   These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In addition, our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2014 expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partner, the Desmet Ballestra Group (Desmet). Desmet has agreed to provide us monthly advances of $125,000 against future sales. During the nine months ended March 31, 2015, advances received from Desmet amounted to $1,000,000. In July 2014, we also received approximately $375,000 from sale of our shares of common stock and warrants. We will also attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs, that the Company will be able to achieve profitable operations or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

On March 31, 2015, we had cash on hand in the amount of $1,530,105. In addition to the funds on hand, we will require additional funds to continue to operate our business. This includes expenses we will incur in connection with costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, we have contractual commitments for salaries to our executive officers. In light of our financial commitments over the next several months and its liquidity constraints, we have implemented cost reduction measures in all areas of operations. We intend to review these measures on an ongoing basis and make additional decisions as may be required.

Cash Flow

Net cash used in operating activities during the nine months ended March 31, 2015 amounted to $71,901, compared with $71,721 used in these activities for the same period in fiscal 2014. Funding for the operating activities was provided by $1,000,000 in advances from our distributor, from cash reserves and financing activities to the tune of $375,498. For the first nine months of fiscal 2015, we paid $346,847 in employees' compensation, $103,876 for professional service fees such as auditors, attorneys, and SEC related services, $117,595 in consulting and service fees, $74,374 in insurance expenses and about $430,000 in various operating costs and other obligations. For the first nine months of fiscal 2014, we paid approximately $272,000 in compensation, $250,000 in various operating costs, $150,000 in professional services fees, $63,000 in various insurance premiums, and $5,000 in interest payments, and other obligations, including consulting fees, of about $360,000.

There was no cash used in investing activities in fiscal year 2015. Net cash used in investing activities during the nine months ended March 31, 2014 was relating to $18,512 in capitalized patents and $31,717 for property, plant, and equipment.

For the period ended March 31, 2015, financing activities provided a net cash of $375,498. There was no similarly financing activity in FY 2014.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of March 31, 2015, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the third quarter of fiscal 2015 that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

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

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	May 14, 2015
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	May 14, 2015
N. Voloshin	(Principal Financial Officer)

/s/ Jim Fuller	Audit Committee Chairman, Independent Financial Expert	May 14, 2015
Jim Fuller

