Form 10-K
period 2015-06-30
Cavitation Technologies, Inc.
filed 2015-10-13
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

YES    ☐        NO    ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant by reference to the price at which the common equity was last sold, or of the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $10,452,277 as of December 31, 2014 based on the closing price of $0.07 per share and 149,318,244 non-affiliate shares outstanding.

The registrant had 193,997,802 shares of common stock outstanding on October 9, 2015.

DOCUMENTS INCORPORATED BY REFERENCE:

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Form 10-K/A to be filed within 120 days of June 30, 2015.

CAVITATION TECHNOLOGIES, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2015
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

i

PART I

ITEM 1.  BUSINESS

Cavitation Technologies, Inc. (referred to herein, unless otherwise indicated, as the "Company," "CTi," "we," "us," and "our") is a Nevada corporation originally incorporated under the name Bio Energy, Inc. The Company engineers and designs environmentally friendly Nano technology based systems that have potential applications in industrial liquid processing. CTi is a California-based development stage company that has designed, developed, and patented two proprietary Nano Reactors (Nano Reactor®). In addition, the company has filed a number of process patent applications incorporating these patented devices for processing fluids in vegetable oil refining, waste water treatment, algae oil extraction, and alcoholic beverage enhancement.

Our investment in research and development ("R&D") since inception on January 29, 2007 through June 30, 2015 is $5,651,679 in total and $22,310 and $40,820 for fiscal years 2015 and 2014, respectively. This investment has led to five device patents issued for the Company's Nano Reactor®. In addition, the Company has filed fluid process patents and has successfully commercialized CTi Nano Neutralization® in the refining process of certain vegetable oils which has proven to reduce costs and increase yields for our customers

Vegetable Oil Refining

The Company's first commercial application for its technology is CTi Nano Neutralization®. Our environmentally friendly process has proven to reduce refining costs, increase oil yield, and limit the amount of chemical additives used in chemical refining vegetables oils. This patented process (patent # 8,911,808) is designed to be incorporated into new and existing soybean, rapeseed, and canola oil chemical refineries. The global demand for vegetable oils has grown consistently at a rate of about 5.5% p.a. from 84.5 million metric tons in 1999 to 150.8 million metric tons in 2012.

The Company's first pilot test of our NANO Neutralization System was conducted in 2010 at Carolina Soya, a 200 metric ton/day crude soy oil refining plant in Estill, South Carolina. Our second system which became operational in fiscal 2011 is a 450 metric tons per day plant that has been in continuous operation for more than 3 years. Since then, the Company has successfully shipped over 20 systems both domestically and abroad.

Desmet Ballestra Agreement

On May 14, 2012 we signed a global R and D, Marketing and Technology License Agreement with Desmet Ballestra Group s.a. (Desmet), a Belgian company that is actively marketing the NANO Neutralization System, the key component of which is the Company's reactor to soybean and other vegetable oil refiners. The Agreement provides Desmet (licensee) a limited, exclusive license and right to develop, design and supply Nano Reactor® systems which incorporate Nano Reactor® devices on a global basis but is limited to oils and fats and oleo chemical applications. CTi (licensor) remains owner of the current patents and patent applications but Desmet will be co-owner of any new process patent applications jointly developed. Desmet agreed to provide, under certain conditions, limited monthly advance payments of $125,000 against future sales to CTi through May 2015. Desmet shall be entitled to immediately terminate the present agreement in case the claims of current US Patent Application Number 12/484,981 are not granted as such or are cancelled. In addition, Desmet may terminate the agreement on August 1 of any particular year if they have not installed at least 6 Nano Reactor® devices in the previous 12 month period. CTi may terminate the Agreement for material default. This Agreement terminated in May 2015.

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

The Agreement with Desmet expired in May 2015. The Company and Desmet are currently in negotiations for a new agreement, and we expect all terms to remain the same except that the monthly advances will be changed to $50,000.

Customers

We had an exclusive sales and marketing agreement with on our strategic partner, Desmet Ballestra, to market CTi Nano Neutralization® and other applications to the vegetable oil refining industry, The Agreement expired in May 2015 which we expect will be renewed. We continue to sell our Nano Reactors and technology to Desmet and they are responsible for installing and servicing the systems.

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

Patents

Our Cavitation Generator patent was issued during fiscal 2011. In addition, we have a patent for our Multi-State Cavitation Device that was issued August 22, 2011. In the fiscal 2014 the Company received approvals for another 3 patents. During current fiscal year 2015 the Company received approvals for 3 more patents.

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

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two individuals, our President as well as our former CEO/ current CTO, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and CTO/former CEO were assigned to the Company.  In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of the CTO and President for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010.  The Company's CTO and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2015.

On April 30, 2008 (as amended November 22, 2010), our wholly owned subsidiary entered into an employment agreement with the Director of Chemical and Analytical Department ("Inventor") who shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. These agreements were subsequently assigned to Cavitation Technologies and Inventor waived her rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2015.

Governmental Approval and Regulations and Environmental Compliance

Due to the nature of our products, we have incurred no costs with respect to environmental compliance with federal, state, and local laws. To our knowledge, our products do not require governmental approval, and we do not foresee that governmental regulations will have a material impact on our business.

Employees

On June 30, 2015 we had four total and full-time employees and had engaged several consultants and independent contractors over the past year. Members of our staff and technical team are comprised of experienced professionals who are chemists, civil-, chemical-, and mechanical engineers with expertise in hydrodynamic cavitation, Nano technology, and water treatment. These individuals hold degrees in Civil, Chemical, and Mechanical Engineering.

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

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in certain legal proceedings that arise from time to time in the ordinary course of our business. As of June 30, 2015, the Company was a party to legal proceedings related to claims for payment that are currently accrued for in its financial statements. Except for income tax contingencies, the Company record accruals for contingencies to the extent that management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. Material legal proceedings that are currently pending are as follows:

a.	In August 2015, a former employee and former Director filed a claim of approximately $179,000 for unpaid wages, penalties and interest. The Company deemed that the claim of $179,000 is without merit. The Company believes that the total liability to the former employee is only up to $134,000 which was accrued in prior period as part of Accrued Payroll and payroll taxes due to officers in the accompanying Consolidated Balance Sheets for the years ended June 30, 2015 and 2014. The Company will appeal any unfavorable rulings and vigorously defend its case against the former employee.

b.	The Company has several patents issued by the US Patent Office with regards to the use and efficacy of its Nano Reactors. In August 2015, a competitor, Arisdyne System filed a complaint challenging the patentability of certain claims of the Company’s Patent No. 8,911,808 B2 or Patent 808. Patent 808 is currently being used in the reactors purchased by our distributor, Desmet. The Company intends to vigorously respond to the complaint in order to maintain the patented status of Patent 808. There is no monetary compensation being claimed by Arisdyne.

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

		HIGH	LOW

Fiscal 2014	First Quarter	$0.07	0.04
	Second Quarter	0.14	0.04
	Third Quarter	0.11	0.08
	Fourth Quarter	0.10	0.07

		HIGH	LOW

Fiscal 2015	First Quarter	$0.10	0.07
	Second Quarter	0.08	0.06
	Third Quarter	0.07	0.06
	Fourth Quarter	0.06	0.04

We became a public company through a share exchange that was effected in October 2008. The first day of public trading of our stock was November 11, 2008. Since our fiscal year end was changed to June 30, public trading of our stock began in the second quarter of fiscal 2009. As of October 9, 2015, there were approximately 1,100 holders of record of our Common Stock. This does not reflect the number of persons or entities who hold stock in nominee or "street" name through various brokerage firms.

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

Securities Authorized for Issuance under Equity Compensation Plans

None

Unregistered Sales of Equity Securities and Use of Proceeds

Since our previous disclosure in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 15, 2015, the following is our unregistered security activity.

Issuance of Common Stock for Warrants

On June 30, 2015 we issued 800,828 shares of common stock to a consultant in exchange for the cancellation of 800,828 warrants granted to the same consultant in December 2012. The warrants had been previously issued in exchange for the same amount of shares surrendered which were issued for services to the same consultant. The Company recorded an expense for the net difference between the value of the common shares and the warrants of $442.

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

During the year ended June 30, 2015, we recorded revenue of $489,255. Our loss from operations in 2015 is $1,378,926 including non-cash compensation expense of $309,455 to account for the fair value of shares of common stock issued for services and warrants that vested in 2015. Cumulative net cash used in operating activities of $100,691 was funded largely by advances received from a strategic partner in the amount of $1,375,000 and from financing activities which provided $375,498.

Management's Plan of Operation

We are engaged in merchandising our Neutralization System which is designed to help refine vegetable oils such as soybean, canola, and rapeseed.  Our near term goal is to continue to merchandise our systems through our partner, Desmet Ballestra. Even though the Company's revenue decreased significantly in current fiscal year, we generated a smaller net loss of $1,378,926.  We also have a working capital deficiency of $1,222,593 and a stockholders' deficit of $1,075,555. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.

Management's plan is to generate income from operations by licensing our technology globally through our strategic partner, the Desmet Ballestra Group. Desmet has provided us monthly advances of $125,000 against future sales. During the year ended June 30, 2015, advances received from Desmet amounted to $1,375,000. These funds service operational expenses on a monthly basis. Desmet shall be entitled to immediately terminate the present agreement in case the claims of current US Patent Application Number 12/484,981 are not granted as such or are cancelled. In addition, Desmet may terminate the agreement on August 1 of any particular year if they have not installed at least 6 Nano Reactor® devices in the previous 12 month period. The agreement with Desmet expired in May 2015. The Company and Desmet are currently in negotiations for a new agreement and we expect the terms will remain the same except that the monthly advances will be changed to $50,000. CTi may terminate the Agreement for material default.. In addition to these advances, we anticipate that we will need additional funding, and we will attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations. For a more detailed discussion of our plan, please review to Part I, Item 1, Business.

The accompanying consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern. As a result of the aforementioned factors, our independent auditors, in their report on our audited financial statements as of and for the year ended June 30, 2015, expressed substantial doubt about our ability to continue as a going concern.

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

Note 3 to our consolidated financial statements includes a summary of significant accounting policies, estimates, and methods used in the preparation of CTi's financial statements. Accounting estimates are an integral part of the preparation of financial statements and are based on judgments by management using its knowledge and experience about the past and current events and assumptions regarding future events, all of which we consider to be reasonable. These judgments and estimates reflect the effects of matters that are inherently uncertain and that affect the carrying value of our assets and liabilities, the disclosure of contingent liabilities and reported amounts of expenses during the reporting period.

Revenue Recognition

Revenue from the sale of our Nano Reactor® Systems is recognized when persuasive evidence of an agreement exists; shipment has occurred, including transfer of title and risk of loss for product sales, or services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collectability is reasonably assured.

The Company is also entitled to certain profit share from its distributor from the sale of the reactors. The profit share is non-refundable and is recorded upon shipment and acceptance of the reactors by the distributor.

Recoverability of Intangible and Long Lived Assets

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

Determining the fair value of share-based awards at the measurement date requires judgment, including estimating the expected term that stock options and warrants will be outstanding prior to exercise, the associated volatility, and the expected dividends. CTi estimates the fair value of options granted using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period the options are expected to be outstanding and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of CTi's stock for a period approximating the expected life, and the risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues approximating the expected life. Judgment is also required in estimating the amount of share-based awards that will be forfeited prior to vesting. CTi believes that these assumptions are "critical accounting estimates" because significant changes in the assumptions used to develop the estimates could materially affect key financial measures including net income (loss).

Results of Operations

Below is summary comparing fiscal 2015 and fiscal 2014.

	For the Years Ended
	June 30,
	2015	2014	$ Change	% Change

Revenue	$489,255	$1,855,707	$(1,366,452)	-73.6%
Cost of revenue	73,253	120,170	(46,917)	-39.0%
Gross profit	416,002	1,735,537	(1,319,534)	-76.0%
General and administrative expenses	1,772,618	2,444,163	(671,545)	-27.5%
Research and development expenses	22,310	40,820	(18,511)	-45.3%
Total operating expenses	1,794,928	2,484,983	(690,055)	-27.8%
Loss from operations	(1,378,926)	(749,446)	(629,480)	84.0%
Interest expense and other	-	(1,435,041)	1,435,041	-100.0%
Net loss	$(1,378,926)	$(2,184,487)	805,561	-36.9%

Revenue

During the year ended June 30, 2015, revenue of $489,255 was derived largely from the sale of three NANO Neutralization Systems. During fiscal 2014, revenue of $1,855,707 consisted primarily of sales of six of our systems.

Operating Expenses

Operating expenses for fiscal 2015 amounted to $1,794,928 versus $2,484,983for fiscal 2014, a decrease of $690,055 or 28%. The decrease was mostly attributable to a 27% reduction in G&A expenses, which in turn was mostly affected by a reduction in non-cash compensation for Officers and consultants. Non-cash expense items such as share based compensation of $64,080 and consulting expense of $245,375, together with patent amortization and depreciation expense of $154,554, among others, amounted to just over 25% of G&A expenses, with other major expense categories being salaries and payroll taxes of over $476,000, professional fees of almost $130,000, and travel, insurance and marketing services fees being some of the other major cash expense items. R&D expense decreased by $18,511 as we tended to rely more on our partner, Desmet Ballestra, for R&D.

Operating expenses for fiscal 2014 amounted to $2,484,983. Non-cash expense items such as share based compensation of $1,183,505 together with patent amortization and depreciation expense of $100,693 and accrued interest of $80,931, among others, amounted to over 50% of G&A expenses, with other major expense categories being salaries and payroll taxes of over $400,000, professional fees of almost $200,000, and travel, insurance and services fees being some of the other major cash expense items.

Interest Expense and Other

During the year ended June 30, 2014, interest expense amounted to $81,931 for notes payable outstanding in 2014. In addition, we also recorded loss on conversion of debt into common stock and warrants of $1,353,110. There was no similar transaction in 2015.

Liquidity and Capital Resources

For fiscal 2015, proceeds from sale of 5.2 million shares of common stock amounted to $375,498. These proceeds financed operating activities of $100,691 and investing activities resulting in purchase of equipment of $22,750. These activities resulted in net increase in cash of $252,057.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, we had a net loss of $1,378,926 for the year ended June 30, 2015, and had a stockholders' deficit of $1,075,555 at June 30, 2015. These factors raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Sources and Uses of Cash

During fiscal 2015, net cash used in operating activities amounted to $100,691 - a decrease over fiscal 2014 of $132,600. During the year ended June 30, 2015 we received gross proceeds of $1,375,000 in advances against future sales from our partner, Desmet Ballestra. This cash was used largely to pay fixed operating costs, professional service providers such as auditors and accountants, acquire new inventory, pay management salaries and to pay travel and insurance expenses. The Agreement with Desmet expired in May 2015.  The Company and Desmet are currently in negotiation to enter into a new agreement and we expect all terms will remain the same except that the monthly advances will be changed to $50,000.  There can be no assurance that such a new agreement will be finalized. During fiscal 2014, net cash provided by operating activities amounted to $31,910. This cash was used largely to pay fixed operating costs, professional service providers such as auditors and accountants, interest expense on the outstanding loans and convertible debt, acquire new inventory and pay management salaries.

Net cash used in investing activities during fiscal 2015 amounted to $22,750 for property, plant, and equipment. Net cash used in investing activities during fiscal 2014 amounted to $68,878 including $43,254 for property, plant, and equipment and $25,624 related to capitalized patent costs.

For fiscal 2015 net cash provided by financing activities of $375,498 consisted of cash received as a result of the sale of our common stock. These proceeds financed the operating and investing activities and provided net cash increase for future operations. During fiscal 2014, net cash provided by financing activities of $1,021,500 consisted of cash received as a result of the sale of our common stock.

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

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for Smaller Reporting Companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cavitation Technologies, Inc.
Los Angeles, CA

We have audited the accompanying consolidated balance sheets of Cavitation Technologies, Inc. (the "Company") as of June 30, 2015 and 2014 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cavitation Technologies, Inc. as of June 30, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has experienced recurring net losses since inception and has a stockholders deficit as of June 30, 2015. Furthermore, the Company has been dependent on certain of its funding from a technology agreement which expired in May 2015. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.
Los Angeles, California
October 13, 2015

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$1,478,565	$1,226,508
Inventory, net	135,599	116,644
Total current assets	1,614,164	1,343,152

Property and equipment, net	100,372	137,095
Patents, net	37,166	67,473
Other assets	9,500	9,500
Total assets	$1,761,202	$1,557,220

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$198,686	$173,110
Accrued payroll and payroll taxes due officers	1,016,223	1,030,031
Related party payable	1,147	1,147
Advances from distributor	1,620,701	734,956
Total current liabilities	2,836,757	1,939,244

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2015 and June 30, 2014, respectively.	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 184,968,551 and 177,906,365 shares issued and outstanding as of June 30, 2015 and 2014, respectively	184,968	177,906
Additional paid-in capital	21,259,285	20,580,952
Common stock issuable, 9,029,251 shares	812,633	812,633
Accumulated deficit	(23,332,441)	(21,953,515)
Total stockholders' deficit	(1,075,555)	(382,024)
Total liabilities and stockholders' deficit	$1,761,202	$1,557,220

See accompanying notes, which are an integral part of these consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,
	2015	2014

Revenue	$489,255	$1,855,707
Cost of revenue	73,253	120,170
Gross profit	416,002	1,735,537

General and administrative expenses	1,772,618	2,444,163
Research and development expenses	22,310	40,820
Total operating expenses	1,794,928	2,484,983

Loss from operations	(1,378,926)	(749,446)
Interest expense and other	-	(1,435,041)
Net Loss	$(1,378,926)	$(2,184,487)

Net loss per share,
Basic and Diluted	$(0.01)	$(0.01)

Weighted average shares outstanding,
Basic and Diluted	183,378,917	160,625,090

See accompanying notes, which are an integral part of these consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred		Common Stock		Additional Paid-	Common Stock	Accumalated
	Shares	Amount	Shares	Amount	in Capital	Issuable	Deficit	Total

Balance at June 30, 2013	-	$-	158,439,702	$158,440	$17,484,058	$-	$(19,769,028)	$(2,126,530)

Common stock issued upon conversion of note payable			3,333,333	3,333	96,667			100,000
Fair value of warrants granted to settle notes payable					811,355			811,355
Fair value of common stock to be issued due to settle notes payable						812,633		812,633
Fair value of shares of common stock issued for services			1,000,000	1,000	89,000			90,000
Common stock issued for cash			15,133,330	15,133	1,006,367			1,021,500
Fair value of vested options and warrants					1,093,505			1,093,505
Net Loss							(2,184,487)	(2,184,487)
Balance at June 30, 2014	-	-	177,906,365	177,906	20,580,952	812,633	(21,953,515)	(382,024)

Fair value of shares of common stock issued for services			1,068,000	1,068	63,012			64,080
Common stock issued for cash			5,193,328	5,193	370,305			375,498
Common stock issued for cancelled options			800,858	801	(359)			442
Fair value of vested warrants					245,375			245,375
Net Loss							(1,378,926)	(1,378,926)
Balance at June 30, 2015	-	$-	184,968,551	$184,968	$21,259,285	$812,633	$(23,332,441)	$(1,075,555)

See accompanying notes, which are an integral part of these consolidated financial statements

CAVITATION TECHNOLOGIES, INC

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended June 30,
	2015	2014

Operating activities:
Net loss	$(1,378,926)	$(2,184,487)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	89,780	100,693
Amortization of convertible notes discount	-	55,174
Fair value of common stock issued for services	64,080	90,000
Fair value of vested options and warrants	245,375	1,093,505
Allowance for inventory obsolescence	22,852	36,393
Excess of fair value of common stock and warrants issued in exchange for face amount of demand notes	-	1,353,110
Fair value of common stock issued for cancelled options	442	-

Effect of changes in:
Inventory	(41,807)	(45,302)
Prepaid expenses and other current assets	-	3,125
Accounts payable and accrued expenses	25,576	(3,402)
Accrued payroll and payroll taxes	(13,808)	13,808
Advances from distributor	1,375,000	1,375,000
Reduction in advances due to revenues from distributor	(489,255)	(1,855,707)
Net cash (used in) provided by operating activities	(100,691)	31,910

Investing activities:
Purchase of property and equipment	(22,750)	(43,254)
Payments for patents	-	(25,624)
Net cash used in investing activities	(22,750)	(68,878)

Financing activities:
Proceeds from sale of common stock	375,498	1,021,500
Net cash provided by financing activities	375,498	1,021,500

Net increase in cash	252,057	984,532
Cash, beginning of period	1,226,508	241,976
Cash, end of period	$1,478,565	$1,226,508

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$5,000
Cash paid for income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes payable and accrued interest to common stock	$-	$270,878
Common stock issued upon conversion of notes payable	$-	$100,000

See accompanying notes, which are an integral part of these consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2015 AND 2014

Note 1 - Organization

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

Note 2 - Basis of Presentation and Going Concern

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  The Company has incurred recurring net losses and working capital deficiency. During the year ended June 30, 2015, the Company incurred a net loss of $1,378,926 and utilized $100,691 of cash in operations. As of June 30, 2015, the Company had a working capital deficiency of $1,222,593 and a stockholders' deficit of $1,075,555.   The Company has also been dependent on certain of its funding from a technology agreement, which as described below, ended in May 2015. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern. Management's plan is to generate income from operations by continuing to license its technology globally through our strategic partner with the Desmet Ballestra Group (Desmet). Pursuant to a R&D, Marketing and Technology License agreement, Desmet has provided us monthly advances of $125,000 which started in May 2012 and ended in May 2015. These advances will be applied against future sales to Desmet. During the years ended June 30, 2015 and 2014, advances received from Desmet amounted to $1,375,000. The agreement ended in May 2015 and the Company is currently in negotiations with Desmet for a new agreement and we expect all terms will remain the same except that the monthly advances will be changed to $50,000. However, there is no assurance that such new agreement will be finalized.

We will also attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. During the year ended June 30, 2015, the Company raised $375,498 through the issuance of 5,193,328 shares of our common stock for cash. There is no assurance that such financing will be available in the future or obtained in sufficient amounts necessary to meet the Company's needs, that the Company will be able to achieve profitable operations or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

Note 3 - Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cavitation Technologies, Inc. and its wholly owned subsidiary Hydrodynamic Technology, Inc. Intercompany transactions and balances have been eliminated in consolidation.

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

As of June 30, 2015, the carrying value of certain accounts such as inventory, accounts payable, accrued expenses and accrued payroll approximates their fair value due to the short-term nature of such instruments.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in reserves for inventory obsolescence, valuing our stock options, stock warrants and common stock issued for services, among other items. Actual results could differ from these estimates.

Revenue Recognition

Revenue from the sale of our Nano Reactor® Systems is recognized when persuasive evidence of an agreement exists; shipment has occurred, including transfer of title and risk of loss for product sales, or services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collectability is reasonably assured.

The Company is also entitled to certain profit share from its distributor from the sale of the reactors. The profit share is non-refundable and is recorded upon shipment and acceptance of the reactors by the distributor.

Cash

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost which approximates market value.

The Company maintains its cash with one domestic financial institution. From time to time, cash balance in this domestic bank may exceed federally insured limits provided by the Federal Deposit Insurance Corporation ("FDIC") of up to $250,000. As of June 30, 2015 and 2014, before adjustments for outstanding checks and deposits in transit, the Company had approximately $1,489,000 and $1,226,000, respectively, on deposit with one bank. The Company believes that no significant concentration of credit risk exists with respect to this cash balances because of its assessment of the creditworthiness and financial viability of this financial institution.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended June 30, 2015 and 2014, the Company did not recognize any impairment for its property and equipment.

Patents

Capitalized patent costs represent legal fees associated with procuring and filing patent applications. The Company accounts for patents in accordance with ASC 350-30, General Intangibles Other Than Goodwill. The Company has five patents issued in fiscal 2013, 2012 and 2011. As of June 30, 2015, we have a total of 25 patents pending. The patents have duration of twenty years from filing date. We amortize our patents over a four year period which we believe is a reasonable estimate based upon our estimate of time until the next generation of reactors is developed or until other forms of competition appear.

During the year ended June 30, 2014, the Company recognized patent amortization expense of $28,466. As of June 30, 2014, total capitalized patent costs amounted to $157,012 and accumulated amortization of $84,238.

During the year ended June 30, 2015, the Company recognized patent amortization expense of $30,307. As of June 30, 2015, total capitalized patent costs amounted to $157,012 and accumulated amortization of $119,846. At June 30, 2015, future estimated patent amortization costs are:

Year Ended
June 30,	Amount

2016	20,690
2017	13,501
2018	2,975
Total	$37,166

Impairment of Intangible and Long-Lived Assets

In accordance with ASC 350-30, General Intangibles Other than Goodwill, the Company evaluates amortizable intangibles and long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. Based on the Company annual impairment tests, management believes there is no impairment of its intangibles and long-lived assets as of June 30, 2015 and 2014. There can be no assurance, however, that market conditions will not change or demand for the Company's products under development will continue. Either of these could result in future impairment of intangibles and long-lived assets.

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

Advertising costs

Advertising costs (including marketing expense) incurred in the normal course of operations are expensed as incurred. Advertising expenses amounted to $23,285 and $7,871 for the years ended June 30, 2015 and 2014 respectively and was reported as part of General and administrative expenses in the accompanying Consolidated Statements of Operations.

Research and Development Costs

Research and development expenses relate primarily to the development, design, testing of preproduction prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development costs recorded during the years ended June 30, 2015 and 2014 amounted to $22,310 and $40,820, respectively.

Warranty Policy

The Company provides a limited warranty with every set of reactors sold, typically 2 to 5 years. The Company has not experienced significant claims under its warranty policy, and management determined no accrual for warranty reserve was necessary at June 30, 2015 and 2014.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive securities had been issued. At June 30, 2015 potentially dilutive securities include options to acquire 12,810,957 shares of common stock and warrants to acquire 68,259,843 shares of common stock.

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Basic and diluted net loss per common share is the same for all periods presented with a net loss because warrants and stock options outstanding are anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation – Stock Compensation (Topic 718). The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2014-12 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statements and disclosures.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Simplifying the Measurement of Inventory, which requires that inventory within the scope of ASU 2015-11 be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and the retail inventory method are not impacted by the new guidance. ASU 2015-11 applies to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for public business entities in fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2015-11 on the Company’s financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Dependence on Desmet Ballestra

Our revenue is almost entirely dependent on Desmet Ballestra who is our exclusive distribution agent with regard to the CTi Nano Neutralization® System for edible oils. During the year ended June 30, 2015 and 2014, 100% of our revenue was derived from sales to Desmet (see Note 4). All sales to Desmet were located outside of the United States.

Note 4 - Agreement with Desmet Ballestra

On May 14, 2012 we signed a global R and D, Marketing and Technology License Agreement with the n.v. Desmet Ballestra Group s.a. (Desmet), a Belgian company that is actively marketing the NANO Neutralization System, the key component of which is the Company's reactor to soybean and other vegetable oil refiners. The Agreement provides Desmet (licensee) a limited, exclusive license and right to develop, design and supply Nano Reactor® systems which incorporate Nano Reactor® devices on a global basis but is limited to oils and fats and oleo chemical applications. CTi (licensor) remains owner of the current patents and patent applications but Desmet will be co-owner of any new process patent applications jointly developed. Desmet agreed to provide, under certain conditions, limited monthly advance payments of $125,000 against future sales to CTi through May 15, 2015. Desmet shall be entitled to immediately terminate the present agreement in case the claims of current US Patent Application Number 12/484,981 are not granted as such or are cancelled. In addition, Desmet may terminate the agreement on August 1 of any particular year if they have not installed at least 6 Nano Reactor® devices in the previous 12 month period. CTi may terminate the Agreement for material default. Desmet, together with its affiliates, is a global engineering and equipment supply firm engaged in the development, design and supply of process equipment for oils and fats processing facilities including vegetable oil refining, biofuel, oleo chemical, seed crushing, surfactant and detergent markets. Desmet supplies these markets with competitive services based on the latest globally sourced technologies.

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

The agreement with Desmet expired in May 2015. The Company is currently in negotiations with Desmet for a new agreement and we expect all terms will remain the same except that the monthly advances will be changed to $50,000. However there is no assurance that such agreement will be finalized.

During the years ended June 30, 2015 and 2014, we recorded revenues from Desmet amounting to $489,255 and $1,855,707. In addition, we received advances of $1,375,000 in each of the fiscal years 2015 and 2014 respectively. As of June 30, 2015 and 2014, Desmet has advanced to us an excess of funds of $1,620,701 and $734,956 which will be recognized as revenue as sales orders are shipped.

Note 5 - Property and Equipment

Property and equipment consisted of the following as of June 30, 2015 and June 30, 2014:

	June 30,	June 30,
	2015	2014

Leasehold improvement	$2,475	$2,475
Furniture	26,837	26,837
Office equipment	1,499	1,499
Equipment	68,380	68,380
Systems	291,090	268,340
	390,281	367,531
Less: accumulated depreciation and amortization	(289,909)	(230,436)
Property & Equipment, net	$100,372	$137,095

Depreciation expense for the years ended June 30, 2015 and 2014 amounted to $59,473 and $72,227, respectively and was reported as part of General and administrative expenses in the accompanying Consolidated Statements of Operations.

Note 6 - Accrued Payroll and Payroll Taxes to Officers and former officers

As of June 30, 2015 and 2014, the Company had accrued unpaid salaries to officers and former officers amounting to $1,016,223 and $1,030,331, respectively.

Note 7 - Related Party Short-Term Loan and Payables

As of June 30, 2012, we had received $185,000 from West Point Partners, LLC, whose managing partner is the Company's Principal Accounting Officer. These funds were due on demand, and accrued an annual interest rate of 12%.

On April 1, 2014, we granted an aggregate of 7,610,000 shares of common stock with a fair value of $684,900 along with 7,610,000 warrants with a fair value of $683,983 to settle this demand note with a face value of $185,000 and accrued interest of $43,300. As a result of this settlement, the Company recognized a loss of $1,140,583 which was accounted for as part of Interest expense and other in the accompanying Consolidated Statement of Operations for the year ended June 30, 2014 in order to account for the excess of the fair value of the equity instruments issued at the date of settlement. The 7,610,000 shares of common stock were subsequently issued on September 25, 2015.

Note 8 - Short-Term Loans

As of June 30, 2012, we had received $34,521 from a third party, Strategic IR. These funds were due on demand and pay an annual interest rate of 12%.

On April 1, 2014, we granted an aggregate of 1,419,251 shares of common stock to Strategic IR with a fair value of $127,733 along with 1,419,251 warrants with a fair value of $127,432 to settle this demand note with a face value of $34,521 and accrued interest of $8,057. As a result of this settlement, the Company recognized a loss of $212,587 which was accounted for as part of Interest expense and other in the accompanying Consolidated Statement of Operations for the year ended June 30, 2014 in order to account for the excess of the fair value of the equity instruments issued at the date of settlement. The 1,419,251 shares of common stock were issued on September 25, 2015.

Note 9 - Convertible Note

On December 17, 2012, we issued a convertible promissory note payable to a private party, in the amount of $100,000 with an interest rate of 12% per annum and due May 31, 2014. The note was unsecured, convertible into shares of our common stock at a conversion price of $0.03 per share. In connection with the note offering, we also issued fully vested warrants to purchase 3,333,333 shares of common stock with a fair value of $90,106. The warrants are exercisable at $0.07/share and will expire in 3 years. The fair value of the warrants was recorded as a note discount and was amortized to interest expense over the term of the note.

On December 2, 2013 the entire Note was converted into 3,333,333 shares of the Company's common stock and the unamortized balance of the note discount of $55,174 was expensed as part of Interest expense and other in the accompanying Consolidated Statement of Operations for the year ended June 30, 2014.

Note 10 - Stockholders' Deficit

Common Stock

Year ended June 30, 2015

In October 2014, we issued 1,068,000 shares of common stock valued at $64,080 as payment to a service provider. These shares were valued at fair value at the date of issuance.

In July 2014 we issued 5,193,328 shares of common stock to various entities and individuals in exchange for cash proceeds of $375,498, net of commissions of $14,359. In addition, the Company also granted these entities and individuals five year, fully vested warrants to purchase 5,193,328 shares of common stock at $0.12 per share. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public. The Company issued rule 144 shares in connection with these issuances.

In June 2015, we issued an aggregate of 800,858 shares of common stock to a consultant in exchange for the cancellation of 800,858 fully vested stock options that were granted in December 2012. As a result, the Company recognized compensation cost of $442 to account for the incremental difference in fair value of the 800,858 shares of common stock and the fair value of the cancelled 800,858 stock options.

Year ended June 30, 2014

On December 2, 2013, we issued 3,333,333 shares of common stock to convert $100,000 of outstanding principal under the convertible promissory notes (see Note 9).

In April 2014, we issued 1,000,000 shares of common stock valued at $90,000 as payment to a service provider. These shares were valued at fair value at the date of issuance.

On June 30, 2014 we issued 15,133,330 shares of common stock to various entities and individuals in exchange for net cash proceeds of $1,021,500. In addition, the Company also granted these entities and individuals five year, fully vested warrants to purchase 15,133,330 shares of common stock at $0.12 per share. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public. The Company issued rule 144 shares in connection with these issuances.

Preferred Stock

On March 17, 2009, the Company  filed Amended and Restated Articles of Incorporation and created two  new series of preferred stock, the first of which is designated Series A Preferred Stock and the second of which is designated as Series B Preferred Stock. The total number of shares of Common Stock which this corporation shall have authority to issue is 1,000,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock of which 5,000,000 shares are designated as Series A Preferred Stock, and 5,000,000 shares are designated as Series B Preferred Stock, with the rights, preferences and privileges of the Series B Preferred Stock to be designated by the Board of Directors. Each share of Common Stock and Preferred Stock has a par value of $0.001. As of June 30, 2015 and 2014, there are no shares of Series A or Series B Preferred Stock issued and outstanding.

Stock Options

The Company has not adopted a formal stock option plan. However, it has assumed outstanding stock options resulting from the acquisition of its wholly-owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non- plan grants. A summary of the stock option activity from June 30, 2015 and 2014 is as follows:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding June 30, 2013	13,611,815	0.10	8.17

- Granted	-	-	-
- Forfeited	-	-	-
- Exercised	-	-	-
- Expired	-	-	-
Outstanding June 30, 2014	13,611,815	0.10	6.37

- Granted	-	-	-
- Forfeited/Replaced	(800,858)	-	-
- Exercised	-	-	-
- Expired	-	-	-
Outstanding at June 30, 2015	12,810,957	0.10	5.35
Exercisable at June 30, 2015	12,810,957	0.10	5.35

In June 2015, the Company cancelled fully vested stock options to purchase 800,858 shares of common stock that were granted to a consultant in prior periods. In exchange for the cancellation, we granted the consultant 800,858 shares of common stock.

The intrinsic value of the outstanding options was $330,000 and $590,043 as of June 30, 2015 and 2014, respectively. The following table summarizes additional information concerning options outstanding and exercisable at June 30, 2015.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.03	11,000,000	5.96	$0.03	11,000,000	$5.96
$0.33	637,297	1.31	$0.33	637,297	$1.31
$0.67	1,173,660	1.68	$0.67	1,173,660	$1.68
	12,810,957			12,810,957

Warrants

A summary of the Company's warrant activity and related information from as of June 30, 2015 and 2014 is as follows.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at June 30, 2013	18,433,867	0.09	6.74

Granted	47,362,581	0.07	7.40
Exercised	-	-	-
Expired	2,729,934	0.50	-
Outstanding at June 30, 2014	63,066,514	0.06	6.91

Granted	5,193,329	0.12	5.00
Exercised	-
Expired	-
Outstanding at June 30, 2015	68,259,843	0.07	5.77
Exercisable at June 30, 2015	68,259,843	0.07	5.77

2015

In July of 2014, the Company issued warrants to purchase 5,193,329 shares of common stock to the purchasers of our common stock offering. The warrants are exercisable at $0.12 per share, vesting immediately and expiring in 5 years from the grant date.

During the year ended June 30, 2015, the Company recognized compensation expense of $245,375 to account for the fair value of vested warrants granted to a consultant and a member of our Board of Directors.

23

2014

In October 2013, the Company granted employees warrants to purchase 9,100,000 shares of common stock at $0.04 per share, vesting immediately and expiring in 5 and 10 years from the grant date. The fair value of the warrants amounted to $363,882 using the Black-Scholes Merton valuation model.

In October 2013, the Company granted consultants warrants to purchase 13,100,000 shares of common stock at prices ranging from $0.04 up to $0.045 per share, vesting over a period of one year and expiring in 5 and 10 years from the grant date. The fair value of the warrants that vested during the current fiscal year amounted to $726,299 using the Black-Scholes Merton valuation model.

In April 2014, the Company granted a total of 9,029,251 warrants to demand note holders pursuant to settlement agreements (see Note 7 and 8).

In April 2014, the Company granted a new Board member warrants to purchase 1,000,000 shares of common stock at $0.08 per share which vest over a period of one year and expiring in 5 years from the grant date. The fair value of the warrants at the grant date amounted to $79,764 using the Black-Scholes Merton valuation model. During the year ended June 30, 2014, we recognized a total of $3,324 based upon the vesting of the warrants.

In June of 2014, the Company issued warrants to purchase 15,133,330 shares of common stock to the purchasers of our common stock offering. The warrants are exercisable at $0.12 per share, vesting immediately and expiring in 5 years from the grant date.

The intrinsic value of the outstanding warrants was $651,999 and $1,551,329 as of June 30, 2015 and 2014, respectively. The following table summarizes additional information concerning warrants outstanding and exercisable at June 30, 2015.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.04 - 0.07	47,933,184	6.75	$0.05	44,641,518	$0.05
$0.12	20,326,659	4.25	$0.12	20,326,659	$0.12
	68,259,843			68,259,843

The table below represents the assumptions used in valuing the stock options and warrants granted in fiscal 2015 and 2014:

	Year Ended June 30,
	2015	2014

Expected life in years	3 - 10	3 - 10
Stock price volatility	183% - 191%	185% - 232%
Risk free interest rate	2.75% - 3.21%	1.44% - 3.50%
Expected dividends	None	None
Forfeiture rate	0%	0%

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

At June 30, 2015, the Company had Federal and State net operating loss carry forwards available to offset future taxable income of approximately $8.4 million and $8.3 million, respectively. These carry forwards will begin to expire in the years ending June 30, 2027 and June 30, 2017, respectively, subject to IRS limitations, including change in ownership.

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

At June 30, 2015, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized. Accordingly, the Company has recorded a valuation allowance for 100% of its cumulative deferred tax assets.

As a result of the implementation of certain provisions of ASC 740-10, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of June 30, 2015.

Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its consolidated statements of operations. There is no interest or penalties accrued as of June 30, 2015.

The following summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years

Federal	2010 - 2014

California	2009 - 2014

The Company's net operating loss carry forwards are subject to IRS examination until they are utilized and such tax years are closed.

Note 12 - Commitments and Contingencies

Lease Agreement

The Company leases approximately 5,000 square feet of office and warehouse space at 10019 Canoga Ave in Chatsworth, California under a lease agreement which extends through February 1, 2016.  Monthly payments are approximately $4,511 beginning May 2012. The Company has a security deposit of $9,500 associated with this lease. Future minimum lease payments under our non-cancelable operating lease through February 2016 is $31,577.

Total rent expense was $61,236 and $54,130 for the years ended June 30, 2015 and 2014 and was reported as part of General and administrative expenses in the accompanying Consolidated Statements of Operations,

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two parties, our President as well as our former Chief Executive Officer (CEO) and current Chief Technology Officer (CTO), where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and former CEO/current CTO have been assigned to the Company.  In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of the CTO and President and former CEO for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010. The Company's CTO and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2015.

On April 30, 2008 (as amended November 22, 2010), our wholly owned subsidiary entered into an employment agreement with the Director of Chemical and Analytical Department (the "Inventor") who shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of June 30, 2015, no patents have been granted in which this person is the legally named inventor.

Litigation

The Company is involved in certain legal proceedings that arise from time to time in the ordinary course of our business. As of June 30, 2015, the Company was a party to legal proceedings related to claims for payment that are currently accrued for in its financial statements. Except for income tax contingencies, the Company record accruals for contingencies to the extent that management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. Material legal proceedings that are currently pending are as follows:

a.	In August 2015, a former employee and former Director filed a claim of approximately $179,000 for unpaid wages, penalties and interest. The Company deemed that the claim of $179,000 is without merit. The Company believes that the total liability to the former employee is only up to $134,000 which was accrued in prior period as part of Accrued Payroll and payroll taxes due to officers in the accompanying Consolidated Balance Sheets for the years ended June 30, 2015 and 2014. The Company will appeal any unfavorable rulings and vigorously defend its case against the former employee.

b.	The Company has several patents issued by the US Patent Office with regards to the use and efficacy of its Nano Reactors. In August 2015, a competitor, Arisdyne System filed a complaint challenging the patentability of the Company’s Patent No. 8,911,808 B2 or Patent 808. Patent 808 is currently being used in the reactors purchased by our distributor, Desmet. The Company intends to vigorously respond to the complaint in order to maintain the patented status of Patent 808. There is no monetary compensation being claimed by Arisdyne.

Note 13 - Subsequent Events

In September of 2015 we issued a total of 9,029,251 shares of common stock to a related party and a former note holder that were reflected as common stock issuable at June 30, 2015 (see Note 7 and 8).

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of June 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of June 30, 2015.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, (as defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the year ended June 30, 2015. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B.  Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Certain of the information required by this item will be contained in the Form 10-K/A to be filed within 120 days of June 30, 2015. Such information is incorporated into this item by reference.

ITEM 11. Executive Compensation.

Certain of the information required by this item will be contained in the Form 10-K/A to be filed within 120 days of June 30, 2015. Such information is incorporated into this item by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

Certain of the information required by this item will be contained in the Form 10-K/A to be filed within 120 days of June 30, 2015. Such information is incorporated into this item by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Certain of the information required by this item will be contained in the Form 10-K/A to be filed within 120 days of June 30, 2015. Such information is incorporated into this item by reference.

ITEM 14. Principal Accountant Fees and Services.

Certain of the information required by this item will be contained in the Form 10-K/A to be filed within 120 days of June 30, 2015. Such information is incorporated into this item by reference.

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

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	October 13, 2015
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	October 13, 2015
N. Voloshin	(Principal Financial Officer)

/s/ James Fuller	Audit Committee Chairman, Independent Financial Expert	October 13, 2015
James Fuller

