Form 10-Q
period 2015-09-30
Cavitation Technologies, Inc.
filed 2015-11-19
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
YES    ☐        NO    ☒

As of November 16, 2015, the issuer had 193,997,906 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2015	2015
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,166,270	$1,478,565
Inventory, net	146,478	135,599
Total current assets	1,312,748	1,614,164

Property and equipment, net	90,548	100,372
Patents, net	31,145	37,166
Other assets	9,500	9,500
Total assets	$1,443,941	$1,761,202

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$227,095	$198,686
Accrued payroll and payroll taxes due officers	1,016,223	1,016,223
Related party Payable	1,147	1,147
Advances from distributor	1,124,422	1,620,701
Total current liabilities	2,368,887	2,836,757

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30 and June 30, 2015, respectively.	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 193,997,906 and 184,968,551 shares issued and outstanding as of September 30 and June 30, 2015, respectively	193,999	184,968
Additional paid-in capital	22,062,887	21,259,285
Common stock issuable, 9,029,251 shares	-	812,633
Accumulated deficit	(23,181,832)	(23,332,441)
Total stockholders' deficit	(924,946)	(1,075,555)
Total liabilities and stockholders' deficit	$1,443,941	$1,761,202

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	September 30,
	2015	2014
	(unaudited)	(unaudited)
Revenue	$496,279	$-
Cost of revenue	44,509	-
Gross profit	451,770	-

General and administrative expenses	288,653	508,136
Research and development expenses	12,508	10,429
Total operating expenses	301,161	518,565

Income (Loss) from operations	150,609	(518,565)
Interest expense and other	-	(88)
Net Income (Loss)	$150,609	$(518,653)

Net Income (loss) per share,
Basic and Diluted	$0.00	$(0.00)

Weighted average shares outstanding,
Basic	193,997,906	183,099,694

Diluted	198,778,888	183,099,694

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited)

	Common Stock		Additional Paid-	Common Stock	Accumalated
	Shares	Amount	in Capital	Issuable	Deficit	Total

Balance at June 30, 2015	184,968,551	$184,968	$21,259,285	$812,633	$(23,332,441)	$(1,075,555)

Common stock issued to Note holders	9,029,355	9,031	803,602	(812,633)		-
Net Profit					150,609	150,609
Balance at September 30, 2015	193,997,906	$193,999	$22,062,887	$-	$(23,181,832)	$(924,946)

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended September 30,
	2015	2014
	(unaudited)	(unaudited)
Operating activities:
Net Income (loss)	$150,609	$(518,653)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	15,845	19,401
Fair value of options issued to directors, employees and consultants	-	179,368

Effect of changes in:
Inventory	(10,879)	-
Accounts payable and accrued expenses	28,409	9,761
Accrued payroll and payroll taxes	-	(13,808)
Advances from distributor	-	375,000
Reduction in distributor advances from recognition of revenues	(496,279)	-
Net cash (used) provided in operating activities	(312,295)	51,069

Financing activities:
Proceeds from sale of common stock	-	375,498
Net cash provided by financing activities	-	375,498

Net increase (decrease) in cash	(312,295)	426,567
Cash, beginning of period	1,478,565	1,226,508
Cash, end of period	$1,166,270	$1,653,075

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$1,600	$1,600

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three months ended September 30, 2015 and 2014

Note 1 - Organization and Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") as promulgated in the United States of America ("U.S.") and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three months ended September 30, 2015 are not indicative of the results that may be expected for the fiscal year ending June 30, 2016. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2015 filed on October 14, 2015. The condensed consolidated balance sheet as of June 30, 2015 has been derived from the audited financial statements included in the Form 10-K for that year.

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

Management's Plan Regarding Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.   As of September 30, 2015, the Company had a working capital deficiency of $1,056,139 and a stockholders' deficit of $924,946.   These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Furthermore, the Company has been dependent on certain of its funding from a technology agreement which expired in May 2015. Our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2015 expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partner, the Desmet Ballestra Group (Desmet). The Company and Desmet are currently in negotiations for a new agreement to provide us monthly advances of $50,000 to be applied against future sales. We will also attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such agreement with Desmet will be finalized and such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs, that the Company will be able to achieve profitable operations or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

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

At September 30, 2015 and June 30, 2015, the fair values of cash and cash equivalents, inventory and accounts payable approximate their carrying values due to their short term nature.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in reserve for inventory obsolescence, impairment analysis for fixed assets, accrual of potential liabilities and valuing our stock options, warrants, and common stock issued for services, among other items. Actual results could differ from these estimates.

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

Patents

Capitalized patent costs represent legal fees associated with procuring and filing patent applications. The Company accounts for patents in accordance with ASC 350-30, General Intangibles Other Than Goodwill. The Company has two patents issued in fiscal year 2012 and another 3 in fiscal year 2014. The patents have duration of twenty years from filing date. We amortize our patents over a four year period which we believe is a reasonable estimate before the next generation of reactors is developed or until other forms of competition appear. As of September 30, 2015, we have a total of 25 patents pending.

During the three months ended September 30, 2015 and 2014, we recorded amortization expense of $6,021 and $2,864 respectively which was recorded as part of General and Administrative Expenses in the accompanying Statement of Operations. As of September 30, 2015 and June 30, 2015 the Company had remaining unamortized patent costs of $31,145 and $37,166 respectively.

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

Warranty Policy

The Company provides a limited warranty with every set of reactors sold, typically 2 years. The Company has not experienced significant claims under its warranty policy, and management determined no accrual for warranty reserve was necessary at September 30, 2015 or June 30, 2015.

Dependence on Desmet Ballestra

Our revenue is entirely dependent on Desmet Ballestra who is our exclusive distribution agent with regard to the CTi Nano Neutralization® System for edible oils. During the period ended September 30, 2015, 100% of our revenue was derived from Desmet sales efforts (see Note 3).

Basic and Diluted Income (Loss) Per Share

The Company’s computation of earnings (loss) per share (EPS) includes basic and diluted EPS. Basic EPS is calculated by dividing the Company’s net income (loss) available to common stockholders by the weighted average number of common shares during the period. Shares of restricted stock subject to vesting are included in basic weighted average common shares outstanding from the time they vest. Diluted EPS reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income (loss) of the Company. In computing diluted EPS, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price and there were no instruments that would result in issuance of additional shares during the period.

As of September 30, 2015 potentially dilutive securities include options to acquire 4,780,982 shares of common.  The basic and fully diluted shares for the three months ended September 30, 2014 are the same because the inclusion of the potential shares would have had an anti-dilutive effect.  Diluted net income per common share for the three months ended September 30, 2015 was calculated based on an increased number of shares that would be outstanding as follows:

Three Months Ended September 30, 2015
Net income	$150,609

Weighted average common shares - basic	193,997,906
Dilutive effect of outstanding stock options	4,780,982
Weighted average shares - diluted	198,778,888

There were no adjustments to net income required for purposes of computing diluted earnings per shares. At September 30, 2015, the Company had 7,725,010 stock options and 68,259,843 stock warrants outstanding to purchase shares of common stock that were not included in the diluted net income per common share because their effect would be anti-dilutive.

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

Business and Credit Concentrations

The Company’s cash balances in financial institutions at times may exceed federally insured limits. As of September 30, 2015 and June 30, 2015, before adjustments for outstanding checks and deposits in transit, the Company had approximately $1.3 million and $1.6 million, respectively, deposited in one financial institution. The deposits are federally insured up to $250,000. The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of this financial institution.

All recorded revenues during the three months ended September 30, 2015 of $496,279 were attributable to one customer (see Note 3).

Note 3 - Agreement with Desmet Ballestra

On May 14, 2012 we signed a global R and D, Marketing and Technology License Agreement with the n.v. Desmet Ballestra Group s.a. (Desmet), a Belgian company that is actively marketing the NANO Neutralization System, the key component of which is the Company's reactor to soybean and other vegetable oil refiners. The agreement with Desmet expired in May 2015. The prior agreement provided Desmet (licensee) a limited, exclusive license and right to develop, design and supply Nano Reactor® systems which incorporate Nano Reactor® devices on a global basis but is limited to oils and fats and oleo chemical applications. CTi (licensor) remains owner of the current patents and patent applications but Desmet will be co-owner of any new process patent applications jointly developed. Desmet agreed to provide, under certain conditions, limited monthly advance payments of $125,000 against future sales to CTi through May 15, 2015. Desmet was entitled to immediately terminate the present agreement in case the claims of current US Patent Application Number 12/484,981 are not granted as such or are cancelled. In addition, Desmet could terminate the agreement on August 1 of any particular year if they have not installed at least 6 Nano Reactor® devices in the previous 12 month period. CTi could terminate the Agreement for material default. Desmet, together with its affiliates, is a global engineering and equipment supply firm engaged in the development, design and supply of process equipment for oils and fats processing facilities including vegetable oil refining, biofuel, oleo chemical, seed crushing, surfactant and detergent markets. Desmet supplies these markets with competitive services based on the latest globally sourced technologies.

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

During the fiscal quarters ended September 30, 2015, we recorded revenues of $496,279 from Desmet, with no reported revenues for the period that ended on September 30, 2014. The Company received advances of $375,000 in three months ended September 30, 2014, and no advances received during the period ended September 30, 2015 due to the expiration of the agreement in May 2015. As of September 30, 2015, Desmet has advanced to us an excess of funds of $1,124,422 which will be recognized as revenue as sales orders are shipped.

Note 4 - Property and Equipment

Property and equipment consisted of the following as of September 30, 2015 and June 30, 2015:

	September 30,	June 30,
	2015	2015

Leasehold improvement	$2,475	$2,475
Furniture	26,837	26,837
Office equipment	1,499	1,499
Equipment	68,380	68,380
Systems	291,084	291,084
	390,275	390,275
Less: accumulated depreciation and amortization	(299,727)	(289,903)
Property & Equipment, net	$90,548	$100,372

Depreciation expense for the three months ended September 30, 2015 and 2014 amounted to $9,824 and $16,537, respectively which was recorded as part of General and Administrative Expenses in the accompanying Statement of Operations.

Note 5 - Accrued Payroll and Payroll Taxes

As of September 30, 2015 and June 30, 2015, the Company had accrued unpaid salaries due to current and former officers of the Company and the corresponding estimated payroll taxes of $1,016,223.

Note 6 - Stockholders' Deficit

Common Stock

During the three months ended on September 30, 2015, the Company issued 9,029,355 shares of common stock pursuant to a settlement of notes payable in April 2014 which was reflected as Common Stock Issuable in the accompanying Statement of Changes in Stockholders’ Deficit as of June 30, 2015. Such amount was reclassified to additional paid in capital during the period ended September 30, 2015.

Stock Options

The Company has not adopted a formal stock option plan. However, it has assumed outstanding stock options resulting from the acquisition of its wholly-owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non- plan grants. A summary of the stock option activity from September 30, 2015 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding June 30, 2015	12,810,957	$0.10	5.35

- Granted	-
- Forfeited	-	-	-
- Exercised	-	-	-
- Expired	214,965	-	-
Outstanding September 30, 2015	12,595,992	$0.11	5.67
Exercisable and vested at September 30, 2015	12,595,992	$0.11	5.67

The intrinsic value of the outstanding options was $0 as of September 30, 2015. The following table summarizes additional information concerning options outstanding and exercisable at September 30, 2015.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

0.03	11,000,000	5.71	$0.03	11,000,000	5.71
0.33	422,332	1.06	$0.33	422,332	1.06
0.67	1,173,660	1.43	$0.67	1,173,660	1.43
	12,595,992			12,595,992

Warrants

A summary of the Company's warrant activity and related information for the three months ended on September 30, 2015 is as follows.

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at June 30, 2015	68,259,843	$0.07	5.77

Granted	-	$-	-
Exercised	-	$-
Expired	-	$-
Outstanding at September 30, 2015	68,259,843	$0.07	5.52
Vested and exercisable at September 30, 2015	68,259,843	$0.07	5.52

As of September 30, 2015, all warrants granted were vested. The intrinsic value of the outstanding warrants was $0 as of September 30, 2015. The following table summarizes additional information concerning warrants outstanding and exercisable at September 30, 2015.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

0.04 - 0.07	47,933,184	6.50	$0.05	47,933,184	$0.05
0.12	20,326,659	4.00	$0.12	20,326,659	$0.12
	68,259,843			68,259,843

Note 7 - Commitments and Contingencies

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two parties, our President as well as our former Chief Executive Officer (CEO) and current Chief Technology Officer (CTO), where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and former CEO/current CTO have been assigned to the Subsidiary.  In exchange, that Subsidiary agreed to pay a royalty of 5% of gross revenues to each of the CTO and President and former CEO for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by Cavitation Technologies on May 13, 2010 from its subsidiary. The Company's CTO and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through September 30, 2015.

On April 30, 2008 and as amended on November 22, 2010, our wholly owned subsidiary entered into an employment agreement with our former Director of Chemical and Analytical Department (the "Inventor") to receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of September 30, 2015, no patents have been granted in which this person is the legally named inventor.

Litigation

The Company is involved in certain legal proceedings that arise from time to time in the ordinary course of our business. As of June 30, 2015, the Company was a party to legal proceedings related to claims for payment that are currently accrued for in its financial statements. Except for income tax contingencies, the Company record accruals for contingencies to the extent that management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. Material legal proceedings that are currently pending are as follows:

a.	In August 2015, a former employee and former Director filed a claim of approximately $179,000 for unpaid wages, penalties and interest. The Company deemed that the claim of $179,000 is without merit. The Company believes that the total liability to the former employee is only up to $134,000 which was accrued in prior period as part of Accrued Payroll and payroll taxes due to officers in the accompanying Consolidated Balance Sheets for the years ended September 30, 2015 and June 30, 2015. The Company will appeal any unfavorable rulings and vigorously defend its case against the former employee.

b.	The Company has several patents issued by the US Patent Office with regards to the use and efficacy of its Nano Reactors. In August 2015, a competitor, Arisdyne System filed a complaint challenging the patentability of the Company’s Patent No. 8,911,808 B2 or Patent 808. Patent 808 is currently being used in the reactors purchased by our distributor, Desmet. The Company intends to vigorously respond to the complaint in order to maintain the patented status of Patent 808. There is no monetary compensation being claimed by Arisdyne.

Note 8 – Income Taxes

At June 30, 2015, the Company had Federal and State net operating loss carry forwards available to offset future taxable income of approximately $8.4 million and $8.3 million, respectively. These carry forwards will begin to expire in the years ending June 30, 2027 and June 30, 2017, respectively, subject to statutory limitations, including change in ownership.

During fiscal 2016, we have utilized certain federal NOLs to reduce our current year tax provision. We have provided valuation allowances related to the benefits from income taxes resulting from the application of a statutory tax rate to our NOL’s generated in previous periods. The allowances were established and maintained as a result of our history of losses from operations.

Authoritative guidance issued by the ASC Topic 740 – Income Taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Based on a study performed by an outside third party during the third quarter of 2011 and due to the restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carry forwards, the utilization of the Company’s NOL is limited to $1.8 million per year as a result of recent cumulative changes in stock ownership. NOL’s of $28.4 million, which were incurred subsequent to the latest change in control, are not subject to the $1.8 million per year limitation. As a result of the limitations related to Internal Revenue Code Section 382 and the Company’s lack of history of profits prior to fiscal year 2015, the Company recorded a 100% valuation allowance against its net deferred tax assets as of September 30, 2015 and June 30, 2015.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company has existing limitations on its available federal NOL due to its previous changes in ownership under Internal Revenue Service Section 382 guidelines. These restrictions limit the amount of NOL the Company can utilize over the next several years.

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

During the three months ended September 30, 2015, we recorded revenue of $496,279, net income of $150,609 and used cash in operations of $312,295.

Management's Plan

We are engaged in merchandising our Neutralization System which is designed to help refine vegetable oils such as soybean, canola, sunflower and rapeseed.  Our near term goal is to continue to merchandise our systems through our partner, Desmet Ballestra. During the three months ended September 30, 2015, we recorded revenues of $496,279 and recognized net income of $150,609.  As of September 30, 2015, the Company had a working capital deficiency of $1,056,139 and a stockholders' deficit of $924,946.   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.

Management's plan is to generate income from operations by licensing our technology globally through our strategic partner, the Desmet Ballestra Group (Desmet). Desmet previously provided us monthly advances of $125,000 against future sales through May of 2015. The agreement with Desmet expired in May 2015. The Company and Desmet are currently in negotiations for a new agreement and we expect the terms will remain the same except that the monthly advances will be changed to $50,000. In addition to these advances, we anticipate that we will need additional funding, and we will attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such agreement with Desmet will be finalized and such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern. As a result of the aforementioned factors, our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2015, expressed substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

CTi's critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended June 30, 2015, and did not change for the three months ended September 30, 2015.

Results of Operations

The following is a comparison of our results of operations for the three months ended September 30, 2015 and 2014.

	For the Quarter Ended
	Sept 30,
	2015	2014	$ Change	% Change

Revenue	$496,279	$-	$496,279	0.0%
Cost of revenue	44,509	-	44,509	0.0%
Gross profit	451,770	-	451,770	0.0%
General and administrative expenses	288,653	508,136	(219,483)	-43.2%
Research and development expenses	12,508	10,429	2,079	19.9%
Total operating expenses	301,161	518,565	(217,404)	-41.9%
Income (Loss) from operations	150,609	(518,565)	669,174	-129.0%
Interest expense and other	-	(88)	88	-100.0%
Net Income (loss)	$150,609	$(518,653)	669,262	-129.0%

Revenue

We recorded $496,279 in revenue in the three months ended on September 30, 2015, and no revenue in the first quarter of fiscal year 2014.

Cost of Revenue

During the three months ended September 30, 2015, our cost of sales amounted to $44,509 which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the three months ended September 30, 2015 amounted to $301,159 compared with $518,565 for the same period in 2014, a decrease of $217,406, or 42%. In the first quarter of fiscal 2016, compensation amounted to $104,228 or 35% of total costs compared with $306,558 or 59% of total costs in the first quarter of fiscal 2015. This decrease in compensation in the first quarter of fiscal 2016 was attributable largely to a reduction in a number of consultants and more reliance on management and decrease in stock based compensation.

During the first quarter of 2016, the other major component of operating expense was professional service fees related to auditors, accounting, and legal services which amounted to $47,318 or 16% of total operating expenses versus $46,844 or 9% in the first quarter of fiscal 2015.

Research and development (R&D) expenses remained relatively low as we continued to rely on Desmet Ballestra for support in R&D. It is our intention to pursue R&D as our cash position permits.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.   As of September 30, 2015, the Company had a working capital deficiency of $1,056,139 and a stockholders' deficit of $924,946.   Furthermore, the Company has been dependent on certain of its funding from a technology agreement which expired in May 2015. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2015 expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

Management's plan is to generate income from operations by licensing our technology globally through our strategic partner, the Desmet Ballestra Group (Desmet). Desmet has provided us monthly advances of $125,000 against future sales through May of 2015. The agreement with Desmet expired in May 2015. The Company and Desmet are currently in negotiations for a new agreement and we expect the terms will remain the same except that the monthly advances will be changed to $50,000. In addition to these advances, we anticipate that we will need additional funding, and we will attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

At September 30, 2015, we had cash on hand in the amount of $1,166,270. In addition to the funds on hand, we will require additional funds to continue to operate our business. This includes expenses we will incur in connection with costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, we have contractual commitments for salaries to our executive officers. In light of our financial commitments over the next several months and its liquidity constraints, we have implemented cost reduction measures in all areas of operations. We intend to review these measures on an ongoing basis and make additional decisions as may be required.

Cash Flow

Net cash used by operating activities during the three months ended September 30, 2015 amounted to $312,295 compared with $51,069 provided by these activities for the same period in fiscal 2015. Funding for the operating activities was provided by cash reserves. For the first quarter of fiscal 2016, we paid $104,228 in employees' compensation, $47,318 in professional services fees, $24,500 in various insurance premiums, and $137,000 in fixed operating costs and other obligations. In the first quarter of 2015, cash was used to pay $124,700 in employees' compensation, $25,200 in fees associated with financing activities, $37,347 in professional services fees, $21,000 in various insurance premiums, and $127,000 in fixed operating costs and other obligations.

There was no cash used for investing activities in the current fiscal quarter, as well as the same period of fiscal 2015.

For the period ended September 30, 2014, financing activities provided a net cash of $375,498, with no financing activities resulting in cash flow taking place in the reporting period. There were no similar financing transactions during the period ended September 30, 2015.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of September 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of September 30, 2015.

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

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	November 19, 2015
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	November 19, 2015
N. Voloshin	(Principal Financial Officer)

/s/ Jim Fuller	Audit Committee Chairman, Independent Financial Expert	November 19, 2015
Jim Fuller