Form 10-Q
period 2015-12-31
Cavitation Technologies, Inc.
filed 2016-02-16
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

Commission File Number: 0-53239

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

      As of February 12, 2016, the issuer had 193,997,906 shares of common stock outstanding.

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets at December 31, 2015 (unaudited) and June 30, 2015	3

	Condensed Consolidated Statements of Operations - Three Months Ended December 31, 2015 (unaudited) and December 31, 2014 (unaudited), and Six Months Ended December 31, 2015 (unaudited) and December 31, 2014 (unaudited)	4

	Condensed Consolidated Statement of Stockholders' Deficit - through December 31, 2015 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows - Six Months Ended December 31, 2015 (unaudited) and December 31, 2014 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities

Item 4.	(Removed and Reserved)	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

Signatures		21

Certifications

PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	June 30,
	(unaudited)	2015
ASSETS

Current assets:
Cash and cash equivalents	$800,255	$1,478,565
Accounts receivable	92,517	-
Inventory, net	155,985	135,599
Total current assets	1,048,757	1,614,164

Property and equipment, net	142,289	100,372
Patents, net	25,822	37,166
Other assets	9,500	9,500
Total assets	$1,226,368	$1,761,202

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$274,781	$198,686
Accrued payroll and payroll taxes due officers	1,016,223	1,016,223
Related party payable	1,147	1,147
Advances from distributor	1,072,551	1,620,701
Total current liabilities	2,364,702	2,836,757

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and June 30, 2015, respectively.	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 193,997,906 and 184,968,551 shares issued and outstanding as of December 31, 2015 and June 30, 2015, respectively	193,999	184,968
Additional paid-in capital	22,062,887	21,259,285
Common stock issuable, 9,029,355 shares	-	812,633
Accumulated deficit	(23,395,220)	(23,332,441)
Total stockholders' deficit	(1,138,334)	(1,075,555)
Total liabilities and stockholders' deficit	$1,226,368	$1,761,202

See accompanying notes, which are an integral part of these consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$144,388	$-	$640,667	$-
Cost of revenue	21,781	-	66,290	-
Gross profit	122,607	-	574,377	-

General and administrative expenses	333,674	498,329	622,327	1,006,518
Research and development expenses	2,321	3,576	14,829	14,005
Total operating expenses	335,995	501,905	637,156	1,020,523

Net Loss	$(213,388)	$(501,905)	$(62,779)	$(1,020,523)

Net Loss per share,
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding,
Basic and Diluted	193,997,906	184,167,693	193,997,906	181,902,584

See accompanying notes,which are an integral part of these consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

Consolidated Statements of Changes in Stockholders' Deficit

	Common Stock		Additional Paid-	Common Stock	Accumalated
	Shares	Amount	in Capital	Issuable	Deficit	Total

Balance at June 30, 2015	184,968,551	$184,968	$21,259,285	$812,633	$(23,332,441)	$(1,075,555)

Common stock issued to Note holders	9,029,355	9,031	803,602	(812,633)		-

Net Loss					(62,779)	(62,779)
Balance at December 31, 2015	193,997,906	$193,999	$22,062,887	$-	$(23,395,220)	$(1,138,334)

See accompanying notes, which are an integral part of these consolidated financial statements

CAVITATION TECHNOLOGIES, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended December 31,
	2015	2014
	(unaudited)	(unaudited)
Operating activities:
Net Loss	$(62,779)	$(1,020,523)
Adjustments to reconcile net loss to net cash (used)
provided by operating activities:
Depreciation and amortization	30,992	43,333
Fair value of stock, options and warrants issued for services	-	284,145

Effect of changes in:
Inventory	(20,386)	(33,250)
Accounts receivable	(92,517)	-
Accounts payable and accrued expenses	76,095	37,436
Accrued payroll and payroll taxes	-	(13,808)
Advances from distributor	-	750,000
Reduction in distributor advances from recognition of revenues	(548,150)	-
Net cash (used) provided in operating activities	(616,745)	47,333

Investing activities:
Purchase of property and equipment	(61,565)	-
Net cash used in investing activities	(61,565)	-

Financing activities:
Proceeds from sale of common stock	-	375,498
Net cash provided by financing activities	-	375,498

Net increase (decrease) in cash	(678,310)	422,831
Cash, beginning of period	1,478,565	1,226,508
Cash, end of period	$800,255	$1,649,339

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$1,600	$1,600

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Six months ended December 31, 2015 and 2014

Note 1 - Organization and Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") as promulgated in the United States of America ("U.S.") and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the six months ended December 31, 2015 are not indicative of the results that may be expected for the fiscal year ending June 30, 2016. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2015 filed on October 13, 2015. The condensed consolidated balance sheet as of June 30, 2015 has been derived from the audited financial statements included in the Form 10-K for that year.

Cavitation Technologies, Inc. (referred to herein, unless otherwise indicated, as "the Company," "CTi," "we," "us," and "our") is a Nevada corporation originally incorporated under the name Bio Energy, Inc. CTi has developed, patented, and commercialized proprietary technology that may be used in liquid processing applications. CTi's patented Nano Reactor® is the critical component of CTi Nano Neutralization® System which is commercially proven to reduce operating costs and increase yields in refining vegetable oils. CTi has two patented systems and has filed several national and international patents to employ its proprietary technology in applications including, vegetable oil refining, wastewater treatment, biodiesel, algae oil extraction, and alcoholic beverage enhancement.

Management's Plan Regarding Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  During the six months ended December 31, 2015, the Company incurred a net loss of $62,779. As of December 31, 2015, the Company had a working capital deficiency of $1,315,945 and a stockholders' deficit of $1,138,334.   These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In addition, our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2015 expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partner, the Desmet Ballestra Group (Desmet). Desmet has agreed to provide us monthly advances of $50,000 against future sales in January of 2016. This new agreement replaces the agreement dated on May 12, 2012 that ended on May 12, 2015. During the six months ended December 31, 2015, the Company did not receive any advances from Desmet.

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

The following table presents information about the Company's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of December 31, 2015 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

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

At December 31, 2015 and June 30, 2015, the fair values of cash and cash equivalents, accounts receivable, inventory and accounts payable and accrued expenses approximate their carrying values due to their short term nature.

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

The Company is also entitled to certain non-refundable profit share from our distributor from the sale of the reactors. Pursuant to the May 2012 agreement with our distributor, the profit share was fixed and determinable at the time of shipment, and as such, recorded upon shipment and acceptance of the reactors by the distributor. Pursuant to the January 2016 agreement with our distributor, the profit share is not fixed at the time of delivery, and as such, revenue will be recognized when the profit shares is fixed and determinable, which will generally be upon delivery of the NANO Neutralization System by the distributor to its customer.

Patents

Capitalized patent costs represent legal fees associated with procuring and filing patent applications. The Company accounts for patents in accordance with ASC 350-30, General Intangibles Other Than Goodwill. The Company has two patents issued in fiscal 2012 and another three in fiscal 2014. As of December 31, 2015, we have a total of 25 patents pending. The patents have duration of twenty years from filing date.

Based upon our estimate, we believe that our patents have an estimated life of four years before the next generation of reactors is developed or until other forms of competition appear. During the six months ended December 31, 2015 and 2014, we recorded amortization expense of $11,344 and $10,945, respectively relating to our capitalized patent costs.

As of December 31, 2015 and June 30, 2015 the Company had remaining unamortized patent costs of $25,822 and $37,166 respectively.

Impairment of Intangible and Long-Lived Assets

In accordance with ASC 350-30 (General Intangibles Other than Goodwill), the Company evaluates amortizable intangibles and long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. Based on our impairment tests, management believes there is no impairment of its intangibles and long-lived assets as of December 31, 2015. There can be no assurance, however, that market conditions will not change or demand for the Company's products under development will continue. Either of these could result in future impairment of intangibles and long-lived assets.

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

Warranty Policy

The Company provides a limited warranty with every set of reactors sold, typically two years. The Company has not experienced significant claims under its warranty policy, and management determined no accrual for warranty reserve was necessary at December 31, 2015.

Dependence on Desmet Ballestra

Our revenue is almost entirely dependent on Desmet Ballestra who is our exclusive distribution agent with regard to the CTi Nano Neutralization® System for edible oils. During fiscal 2016, our revenue was derived from Desmet sales efforts (see Note 3).

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

As of December 31, 2015, the Company had 12,595,992 stock options and 64,926,510 stock warrants outstanding to purchase shares of common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive.

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

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. Management believes that ASU 2014-08 does not affect presentation of Company’s financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3 - Agreement with Desmet Ballestra

On May 14, 2012 we signed a three year global Research and Development, Marketing and Technology License Agreement with the n.v. Desmet Ballestra Group s.a. (Desmet), a Belgian company that is actively marketing the NANO Neutralization System, the key component of which is the Company's reactor to soybean and other vegetable oil refiners. The agreement provided Desmet (licensee) a limited, exclusive license and right to develop, design and supply Nano Reactor® systems which incorporate Nano Reactor® devices on a global basis but is limited to oils and fats and oleo chemical applications. The Company (licensor) remains owner of the current patents and patent applications but Desmet will be co-owner of any new process patent applications jointly developed. Desmet provided, under certain conditions, limited monthly advance payments of $125,000 against future sales to CTi through May 15, 2015. The agreement with Desmet expired in May 2015.

On January 22, 2016, the Company signed a similar three year agreement with Desmet effective August 1, 2015. As part of the agreement, Desmet will provide, under certain conditions, limited monthly advance payments of $50,000 against future sales to CTi. The agreement may be terminated by Desmet every August 1 should Desmet and its affiliates failed to convert a minimum of six Nano Reactors System to sold status during the period of June 1 to May 31. The agreement may also be terminated in case the Company will lose ownership of patents and patent applications being used in the NANO Neutralization System.

During the six months ended December 31, 2015, the Company shipped one unit of reactors to Desmet under the new agreement resulting in $92,517 of recorded revenues. The Company expects to recognize approximately $128,000 from its share in gross margin in future periods upon delivery and acceptance of the NANO Neutralization System by Desmet to its customer.

Desmet, together with its affiliates, is a global engineering and equipment supply firm engaged in the development, design and supply of process equipment for oils and fats processing facilities including vegetable oil refining, biofuel, oleo chemical, seed crushing, surfactant and detergent markets. Desmet supplies these markets with competitive services based on the latest globally sourced technologies. The Company and Desmet have worked together to determine the appropriate sales approach and installation process. The Company's Nano Neutralization is designed to be used as an add-on process to an existing neutralization system within soybean and other vegetable oil refineries. Desmet purchases Nano Reactor Systems from the Company and installs them at the refinery as part of an integrated neutralization system. The Company are therefore substantially dependent on Desmet to identify prospects, complete sales contracts, install the system and manage relationships with end-users.

During the six months ended December 31, 2015, the Company recorded revenues of $640,667 from Desmet, with no reported revenues for the period that ended on December 31, 2014. The Company received advances of $375,000 in three months ended December 31, 2014, and no advances received during the period ended December 31, 2015. As of December 31, 2015, Desmet has advanced to us an excess of funds of $1,072,551, which will be recognized as revenue as sales orders are shipped.

Note 4 - Property and Equipment

Property and equipment consisted of the following as of December 31, 2015 and June 30, 2015:

	December 31,	June 30,
	2015	2015

Leasehold improvement	$2,475	$2,475
Furniture	26,837	26,837
Office equipment	1,499	1,499
Equipment	129,945	68,380
Systems	291,084	291,084
	451,840	390,275
Less: accumulated depreciation and amortization	(309,551)	(289,903
Property & Equipment, net	$142,289	$100,372

Depreciation expense for the six months ended December 31, 2015 and 2014 amounted to $19,648 and $32,388, respectively.

Note 5 - Accrued Payroll and Payroll Taxes

As of December 31, 2015 and June 30, 2015, the Company had accrued unpaid salaries due to current and former officers of the Company amounting to $936,866 respectively. In addition, the Company also accrued the estimated payroll taxes due to this unpaid payroll of $79,357 respectively. The accrued payroll is unsecured and is due upon demand.

Note 6 - Stockholders' Deficit

Common Stock

During the six months ended on December 31, 2015, the Company issued 9,029,355 shares of common stock pursuant to a settlement of notes payable in April 2014 which was reflected as Common Stock issuable in the accompanying Statement of Changes in Stockholders’ Deficit as of June 30, 2015 and such amount was reclassified to additional paid in capital during the period ended December 31, 2015.

Stock Options

The Company has not adopted a formal stock option plan, however, it has assumed outstanding stock options resulting from the acquisition of its wholly owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non- plan grants.

A summary of the stock option activity for the six months ended December 31, 2015 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding June 30, 2015	12,810,957	$0.10	5.35

- Granted	-
- Forfeited	-	-	-
- Exercised	-	-	-
- Expired	214,965	-	-
Outstanding December 31, 2015	12,595,992	$0.11	5.42
Exercisable and vested at December 31, 2015	12,595,992	$0.11	5.42

The intrinsic value of the outstanding options was $0 as of December 31, 2015. The following table summarizes additional information concerning options outstanding and exercisable at December 31, 2015.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.03	11,000,000	5.46	$0.03	11,000,000	5.46
$0.33	422,332	0.81	$0.33	422,332	0.81
$0.67	1,173,660	1.18	$0.67	1,173,660	1.18
	12,595,992			12,595,992

Warrants

A summary of the Company's warrant activity for the six months ended on December 31, 2015 is as follows.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at June 30, 2015	68,259,843	$0.07	5.77

Granted	-	$-	-
Exercised	-	$-
Expired	3,333,333	$0.12
Outstanding at December 31, 2015	64,926,510	$0.07	5.54
Vested and exercisable at December 31, 2015	64,926,510	$0.07	5.54

As of December 31, 2015, all warrants granted were vested. The intrinsic value of the outstanding warrants was $0 as of S December 31, 2015. The following table summarizes additional information concerning warrants outstanding and exercisable at December 31, 2015.

		Warrants Outstanding		Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.04 - 0.07	44,599,851	6.25	$0.05	44,599,851	$0.05
$0.12	20,326,659	3.75	$0.12	20,326,659	$0.12
	64,926,510			64,926,510

Note 7 - Commitments and Contingencies

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two parties, our President as well as our former Chief Executive Officer (CEO) and current Chief Technology Officer (CTO), where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and former CEO/current CTO have been assigned to the Subsidiary.  In exchange, that Subsidiary agreed to pay a royalty of 5% of gross revenues to each of the CTO and President and former CEO for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by Cavitation Technologies on May 13, 2010 from its subsidiary. The Company's CTO and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through December 31, 2015.

On April 30, 2008 and as amended on November 22, 2010, our wholly owned subsidiary entered into an employment agreement with our former Director of Chemical and Analytical Department (the "Inventor") to receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of December 31, 2015, no patents have been granted in which this person is the legally named inventor.

Litigation

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Except for income tax contingencies (commencing April 1, 2009), the Company records accruals for contingencies to the extent that management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. There are no current or pending litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Note 8 – Income Taxes

At June 30, 2015, the Company had Federal and State net operating loss (NOL) carry forwards available to offset future taxable income of approximately $8.4 million and $8.3 million, respectively. These carry forwards will begin to expire in the years ending June 30, 2027 and June 30, 2017, respectively, subject to statutory limitations, including change in ownership.

Authoritative guidance issued by the ASC Topic 740 – Income Taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Based on a study performed by an outside third party during the third quarter of 2011 and due to the restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carry forwards, the utilization of the Company’s NOL is limited to $1.8 million per year as a result of recent cumulative changes in stock ownership. NOL’s of $8.4 million, which were incurred subsequent to the latest change in control, are not subject to the $1.8 million per year limitation. As a result of the limitations related to Internal Revenue Code Section 382 and the Company’s lack of history of profits prior to fiscal year 2015, the Company recorded a 100% valuation allowance against its net deferred tax assets as of December 31, 2015 and June 30, 2015.

In assessing the realize-ability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company has existing limitations on its available federal NOL due to its previous changes in ownership under Internal Revenue Service Section 382 guidelines. These restrictions limit the amount of NOL the Company can utilize over the next several years.

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

During the six months ended December 31, 2015, we recorded revenue of $640,667, net loss of $62,779 and used cash in operations of $616,745.

Management's Plan

We are engaged in merchandising our Neutralization System, which is designed to help refine vegetable oils such as soybean, canola, sunflower and rapeseed.  Our near term goal is to continue to merchandise our systems through our partner, Desmet Ballestra. During the six months ended December 31, 2015, we recorded revenues of $640,667 and incurred a net loss of $62,779.  As of December 31, 2015, the Company had a working capital deficiency of $1,315,945 and a stockholders' deficit of $1,138,334. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

Management's plan is to generate income from operations by licensing our technology globally through our strategic partner, the Desmet Ballestra Group (Desmet). Desmet previously provided us monthly advances of $125,000 against future sales through May of 2015, at which date the agreement with Desmet expired. We have recently signed a new agreement with Desmet with the same terms as the prior agreement except that the monthly advances have been changed to $50,000. In addition to these advances, we anticipate that we will need additional funding, and we will attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such agreement with Desmet will be successful and such financing will be consummated or obtained in sufficient amounts necessary to meet our needs, or that we will be able to meet our future contractual obligations. Should management fail to obtain such financing, we may curtail operations.

The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As a result of the aforementioned factors, our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2015, expressed substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

CTi's critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended June 30, 2015, and did not change for the three months ended December 31, 2015.

Recent Accounting Pronouncements

Recent Accounting Pronouncements applicable to the Company are discussed in notes the Financial Statements included elsewhere in this Form 10Q.

Results of Operations

Results of Operations for the Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014

The following is a comparison of our results of operations for the three months ended December 31, 2015 and 2014.

	For the Quarter Ended
	December 31,
	2015	2014	$ Change	% Change

Revenue	$144,388	$-	$144,388	0.0%
Cost of revenue	21,781	-	21,781	0.0%
Gross profit	122,607	-	122,607	0.0%
General and administrative expenses	333,674	498,329	(164,655)	-33.0%
Research and development expenses	2,321	3,576	(1,255)	-35.1%
Total operating expenses	335,995	501,905	(165,910)	-33.1%
Net Loss	$(213,388)	$(501,905)	288,517	-57.5%

Revenue

We recorded no revenue in the second quarter of fiscal 2015, as opposed to $144,388 in the same period of fiscal 2016. In fiscal 2016, we shipped reactors to Desmet customers in Japan and India. No similar transactions occurred in fiscal 2015.

During the three months ended December 31, 2015, our cost of sales amounted to $21,781, which was the result of the revenue transactions described above.

Operating Expenses

General and administrative expenses for the three months ended December 31, 2015 amounted to $333,674 compared with $498,329 for the same period in fiscal 2015, a decrease of $164,655, or 33%. In both periods, the major expense component was salaried compensation. Another major expense item in the second quarter of fiscal 2015was non-salaried compensation to officers and consultants issued in the form of common stock and stock warrants with fair value of $104,776, with no such compensation expense in fiscal 2016. This decrease in non-cash compensation in the second quarter of fiscal 2016 was attributable largely to the decrease in grant of warrants and common stock to officers and consultants. In the second quarter of fiscal 2016, total compensation amounted to $131,423 or 39% of total costs compared with $264,680 or 53% of total costs in the second quarter of fiscal 2015.

During the second quarter of 2016, the other major components of general and administrative expenses were professional service fees related to auditors, accounting, and legal services which amounted to $35,249 or 10.5% of total operating expenses, travel expenses of $9,904 and various insurance premiums totaling $24,526. The same expenses in the second quarter of fiscal 2015 amounted to $40,441 or 8% of total operating expenses, and $33,969 and $26,879 respectively.

Research and development (R&D) expenses remained relatively low as we continued to rely on Desmet Ballestra for support in R&D. It is our intention to pursue R&D as our cash position permits.

Results of Operations for the Six Months Ended December 31, 2015 Compared to the Six Months Ended December 31, 2014

The following is a comparison of our results of operations for the six months ended December 31, 2015 and 2014.

	For the Six Months Ended
	December 31,
	2015	2014	$ Change	% Change

Revenue	$640,667	$-	$640,667	0.0%
Cost of revenue	66,290	-	66,290	0.0%
Gross profit	574,377	-	574,377	0.0%
General and administrative expenses	622,327	1,006,518	(384,191)	-38.2%
Research and development expenses	14,829	14,005	824	5.9%
Total operating expenses	637,156	1,020,523	(383,367)	-37.6%
Net Loss	$(62,779)	$(1,020,523)	957,744	-93.8%

Revenue

We recorded no revenue in the six months ended December 31, 2014. During the six months ended December 31, 2015, we recorded revenue of $640,667 which consisted primarily of NANO Neutralization System reactor sold to Desmet customers in United States, India and Japan.

Cost of Revenue

During the six months ended December 31, 2015, our cost of sales amounted to $66,290, which was the result of the revenue transactions described above. There was no similar transaction in fiscal 2015

Operating Expenses

Operating expenses for the six months ended December 31, 2015 amounted to $637,156 compared with $1,020,523 for the same period in 2014, a decrease of $383,367, or 38%. The decrease was attributable largely to a $384,192 decrease in General and Administrative Expenses (G&A) (attributable mostly to costs of $272,598 relating to the vesting of options and warrants issued for services recorded in the first and second quarters of fiscal 2015 and some other non-cash charges).

The primary expenditures during the first half of fiscal 2016 were approximately $82,568 for professional service fees such as auditors, attorneys, and SEC related services, $26,502 in service and consulting fees, $40,452 in marketing and travel expenses, $48,796 in Insurance expenses and $292,168 in salaries and salary related expenses. The primary expenditures during the first half of fiscal 2015 were $87,286 for professional service fees such as auditors, attorneys, and SEC related services, $64,080 in share based compensation, $50,316 in insurance expenses and $263,599 in salaries and salary related expenses and $272,598 in consulting fees of which $220,064 were related to the vesting of warrants issued for services.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  During the six months ended December 31, 2015, we incurred a net loss of $62,779. As of December 31, 2015, we had a working capital deficiency of $1,315,945 and a stockholders' deficit of $1,138,334. Furthermore, we have been dependent on most of its funding from a technology agreement with a distributor. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2015 expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of us to continue as a going concern.

Management's plan is to generate income from operations by licensing our technology globally through our strategic partner, the Desmet Ballestra Group (Desmet). Desmet has provided us monthly advances of $125,000 against future sales through May of 2015. The agreement with Desmet expired in May 2015. We have recently signed a new agreement with Desmet with the same terms as the prior agreement except that the monthly advances will be changed to $50,000. We will need additional funding, and we will attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

At December 31, 2015, we had cash on hand in the amount of $800,255. In addition to the funds on hand, we will require additional funds to continue to operate our business. This includes expenses we will incur in connection with costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, we have contractual commitments for salaries to our executive officers. In light of our financial commitments over the next several months and its liquidity constraints, we have implemented cost reduction measures in all areas of operations. We intend to review these measures on an ongoing basis and make additional decisions as may be required.

Cash Flow

Net cash provided by operating activities during the six months ended December 31, 2014 amounted to $47,333, compared to net cash used of $616,745 for the same period in fiscal 2016. Funding for the operating activities was provided by $750,000 in advances from our distributor in the first six months of fiscal 2015. For the first six months of fiscal 2016, we paid approximately $292,000 in compensation, approximately $268,000 in fixed operating costs, $68,576 in professional services fees and $48,796 in various insurance premiums. For the first half of fiscal 2015, we paid $263,599 in employees' compensation, $25,200 in fees associated with financing activities, $43,920 in professional services fees, $45,658 in various insurance premiums, and $349,000 in fixed operating costs and other obligations.

Net cash used in investing activities during the six months ended December 31, 2015 amounted to $61,565 for the acquisition of machineries. There were no such activities in the fiscal 2015.

For the period ended December 31, 2015, financing activities provided a net cash of $375,498. There were no such activities in the fiscal 2016.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of December 31, 2015, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the second quarter of fiscal 2016 that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

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

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds

In November of 2015, we issued 9,029,355 shares of our common stock upon conversion of notes in the aggregate principal amount of $219,520.66.  The shares of common stock were issued in reliance on Section 3(a)(9) of the Act as they were issued upon conversion of securities with existing shareholders and no commission or other remuneration was paid or given in connection with the conversion.Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosures

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

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	February 16, 2016
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	February 16, 2016
N. Voloshin	(Principal Financial Officer)

/s/ Jim Fuller	Audit Committee Chairman, Independent Financial Expert	February 16, 2016
Jim Fuller