Form 10-Q
period 2016-03-31
Cavitation Technologies, Inc.
filed 2016-05-20
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

Commission File Number: 000-53239

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
YES    ☐        NO    ☒

As of May 16, 2016, the issuer had 193,997,906 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2016	June 30,
	(unaudited)	2015
ASSETS

Current assets:
Cash and cash equivalents	$730,443	$1,478,565
Accounts receivable	154,388	-
Inventory, net	210,819	135,599
Total current assets	1,095,650	1,614,164

Property and equipment, net	132,465	100,372
Patents, net	20,765	37,166
Other assets	9,500	9,500
Total assets	$1,258,380	$1,761,202

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$226,687	$198,686
Accrued payroll and payroll taxes due to officers	1,016,223	1,016,223
Related party payable	1,147	1,147
Advances from distributor	1,372,551	1,620,701
Total current liabilities	2,616,608	2,836,757

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2016 and June 30, 2015, respectively.	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 193,997,906 and 184,968,551 shares issued and outstanding as of March 31, 2016 and June 30, 2015, respectively	193,999	184,968
Additional paid-in capital	22,062,887	21,259,285
Common stock issuable, 9,029,251 shares	-	812,633
Accumulated deficit	(23,615,114)	(23,332,441)
Total stockholders’ deficit	(1,358,228)	(1,075,555)
Total liabilities and stockholders’ deficit	$1,258,380	$1,761,202

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$85,000	$333,662	$725,666	$333,662
Cost of revenue	19,446	52,038	85,737	52,038
Gross profit	65,554	281,624	639,929	281,624

General and administrative expenses	280,946	331,850	903,272	1,336,924
Research and development expenses	4,502	2,742	19,330	16,746
Total operating expenses	285,448	334,592	922,602	1,353,670

Loss from operations	(219,894)	(52,968)	(282,673)	(1,072,046)
Interest expense and other	-	(2)	-	(1,447)
Net Loss	$(219,894)	$(52,970)	$(282,673)	$(1,073,493)

Net loss per share,
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding,
Basic and diluted	193,997,906	184,167,693	193,997,906	183,781,811

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (Unaudited)
Nine Months Ended March 31, 2016

	Common Stock		Additional Paid-	Common Stock	Accumulated
	Shares	Amount	in Capital	Issuable	Deficit	Total

Balance at June 30, 2015	184,968,551	$184,968	$21,259,285	$812,633	$(23,332,441)	$(1,075,555)

Common stock issued to Note holders	9,029,355	9,031	803,602	(812,633)		-
Net loss					(282,673)	(282,673)
Balance at March 31, 2016	193,997,906	$193,999	$22,062,887	$-	$(23,615,114)	$(1,358,228)

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(282,673)	$(1,073,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,873	64,391
Fair value of common stock, options and warrants issued for services	-	299,083
Effect of changes in:
Inventory	(75,220)	3,068
Accounts payable and accrued expenses	28,001	(17,480)
Accrued payroll and payroll taxes	-	(13,809)
Accounts receivable	(154,388)	-
Advances from distributor	300,000	1,000,000
Reduction in distributor advances from recognition of revenue	(548,150)	(333,662)
Net cash used in operating activities	(686,557)	(71,901)

Investing activities:
Purchase of property and equipment	(61,565)	-
Net cash used by investing activities	(61,565)	-

Financing activities:
Proceeds from sale of common stock	-	375,498
Net cash provided by financing activities	-	375,498

Net increase (decrease) in cash	(748,122)	303,597
Cash, beginning of period	1,478,565	1,226,508
Cash, end of period	$730,443	$1,530,105

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$1,600	$1,600

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Nine months ended March 31, 2016 and 2015

Note 1 - Organization and Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America (“U.S.”) and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the nine months ended March 31, 2016 are not indicative of the results that may be expected for the fiscal year ending June 30, 2016. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2015 filed on October 13, 2015. The condensed consolidated balance sheet as of June 30, 2015 has been derived from the audited financial statements included in the Form 10-K for that year.

Cavitation Technologies, Inc. (referred to herein, unless otherwise indicated, as “the Company,” “CTi,” “we,” “us,” and “our”) is a Nevada corporation originally incorporated under the name Bio Energy, Inc. CTi has developed, patented, and commercialized proprietary technology that may be used in liquid processing applications. CTi’s patented Nano Reactor® is the critical component of CTi Nano Neutralization® System which is commercially proven to reduce operating costs and increase yields in refining vegetable oils. CTi has two patented systems and has filed several national and international patents to employ its proprietary technology in applications including, vegetable oil refining, wastewater treatment, biodiesel, algae oil extraction, and alcoholic beverage enhancement.

Management’s Plan Regarding Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  During the nine months ended March 31, 2016, the Company incurred a net loss of $282,673 and used $688,557 of cash in operating activities.  As of March 31, 2016, the Company had a working capital deficiency of $1,520,958 and a stockholders’ deficit of $1,358,228.   These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In addition, our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2015 expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

As of March 31, 2016, we had cash and cash equivalents on hand of $730,443 and are not generating sufficient funds to cover operations. In addition to the funds on hand, Management believes we will require additional funds to continue to operate our business. Management’s plan is to generate income from operations by continuing to license our technology globally through our strategic partner, the Desmet Ballestra Group (Desmet). Desmet has agreed to provide us monthly advances of $50,000 to be applied against future sales pursuant to a January 2016 agreement. This new agreement replaces the agreement dated on May 12, 2012 that ended on May 12, 2015. During the nine months ended March 31, 2016, the Company received $300,000 advances from Desmet.

We will also attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs, that the Company will be able to achieve profitable operations or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

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

The following table presents information about the Company’s assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of March 31, 2016 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

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

At March 31, 2016 and June 30, 2015, the fair values of cash and cash equivalents, accounts receivable, inventory and accounts payable and accrued expenses approximate their carrying values due to their short term nature.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Estimates and assumptions used by management affected impairment analysis for fixed assets, capitalized patent cost, amounts of potential liabilities and valuation of issuance of equity securities. Actual results could differ from these estimates.

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

The fair value of the Company’s common stock options and warrants grant is estimated using the Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

Dependence on Desmet Ballestra

Our revenue is almost entirely dependent on Desmet Ballestra who is our exclusive distribution agent with regard to the CTi Nano Neutralization® System for edible oils. During fiscal 2016, our revenue was derived from Desmet sales efforts (see Note 3).

Basic Loss Per Share

The Company’s computation of earnings (loss) per share (EPS) includes basic and diluted EPS. Basic EPS is calculated by dividing the Company’s net income (loss) available to common stockholders by the weighted average number of common shares during the period. Diluted EPS reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income (loss) of the Company. In computing diluted EPS, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.

As of March 31, 2016, the Company had 12,595,992 stock options and 64,926,510 stock warrants outstanding to purchase shares of common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive.

Recent Accounting Pronouncements

On August 27, 2014, the FASB issued ASU 2014-15, Disclosures of Uncertainties about and Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements is issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2014-15 on its results of operations or financial condition.

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

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3 - Agreement with Desmet Ballestra and Revenue Recognition

During the nine months ended on March 31, 20016 the Company recorded a total of $725,666 in revenue, of which $548,150 was recorded under the provisions of May 2012 agreement, and $177,516 under the terms of the new January 2016 agreement. Please see below for a further discussion of agreements with Desmet Ballestra.

2012 Agreement

On May 14, 2012 the Company signed a three year global Research and Development, Marketing and Technology License Agreement with the n.v. Desmet Ballestra Group s.a. (Desmet), a Belgian company that is actively marketing the NANO Neutralization System, the key component of which is the Company’s reactor to soybean and other vegetable oil refiners. The agreement provided Desmet (licensee) a limited, exclusive license and right to develop, design and supply Nano Reactor® systems which incorporate Nano Reactor® devices on a global basis but is limited to oils and fats and oleo chemical applications. The Company (licensor) remains owner of the current patents and patent applications but Desmet will be co-owner of any new process patent applications jointly developed. Desmet provided, under certain conditions, limited monthly advance payments of $125,000 against future sales to CTi through May 15, 2015. The agreement with Desmet expired in May 2015.

Pursuant to the 2012 Agreement, the Company was recognizing revenue from the sale of the reactors upon shipment and acceptance by Desmet as the Company had no further obligations to Desmet other than the reactor’s two year standard warranty. In addition, the Company was also entitled to a share in gross margin or profit from the sale of Desmet’s integrated neutralization system to its customer of which the reactors are an integral component. Such revenues were recognized upon shipment of the reactors to Desmet as these amounts were fixed and the Company had no further obligation or commitment in the installation of the integrated neutralization system to Desmet’s customer, other than the reactors warranty.

As of June 30, 2015, outstanding advances due to Desmet amounted to $1,620,701. During the nine months ended March 31, 2016, the Company recognized revenue of $548,150 related to the shipment and acceptance of reactors to Desmet, including the Company’s share in gross margin or profit. As of March 31, 2016, the outstanding advances from Desmet under the May 2012 agreement amounted to $1,072,551.

Although the agreement expired in May 2015, as of March 31, 2016, there are still open purchase orders from Desmet under this agreement for the delivery of approximately 15 more reactors during 2016. Once these reactors are shipped and accepted by Desmet, the corresponding revenues will be recognized and the advance due Desmet eliminated.

2016 Agreement

On January 22, 2016, the Company signed a similar three year agreement with Desmet effective August 1, 2015. As part of the agreement, Desmet will provide, under certain conditions, limited monthly advance payments of $50,000 against future sales to CTi. The agreement may be terminated by Desmet every August 1 should Desmet and its affiliates fail to convert a minimum of six Nano Reactors System to sold status during the period of June 1 to May 31. The agreement may also be terminated in case the Company loses ownership of patents and patent applications being used in the NANO Neutralization System.

Pursuant to the 2016 Agreement, the Company recognizes revenue from sale of reactors upon shipment and acceptance by Desmet, as the Company has no further obligations to Desmet other than the reactor’s two year standard warranty. In addition, Desmet now pays for such reactors on credit terms and the amount of the sale is recorded as a receivable upon acceptance by Desmet. The Company also continues to receive a share in gross margin or profit from the sale of Desmet’s integrated neutralization system to its customer of which the reactors are an integral component, however, such amount is now subject to adjustment based on certain factors including costs over run. The Company deemed that such amount is not yet fixed and determinable upon shipment of the reactors. As a result, the corresponding revenue is now being recognized upon installation and acceptance of the integrated neutralization system by Desmet’s customer.

During the nine months ended March 31, 2016, the Company recognized revenue of $177,516 related to the shipment and acceptance of reactors to Desmet. In addition, the Company also received advances in the aggregate of $300,000 which has not been recorded as revenue, but reported as part of Advances from distributor in the accompanying balance sheet as of March 31, 2016. The Company expects to recognize approximately $295,000 from its share in gross margin in future periods upon delivery and acceptance of the NANO Neutralization System by Desmet to its customer.

Note 4 - Property and Equipment

Property and equipment consisted of the following as of March 31, 2016 and June 30, 2015:

	March 31,	June 30,
	2016	2015

Leasehold improvement	$2,475	$2,475
Furniture	26,837	26,837
Office equipment	1,499	1,499
Equipment	129,945	68,380
Systems	291,084	291,084
	451,840	390,275
Less: accumulated depreciation and amortization	(319,375)	(289,903)
Property and equipment, net	$132,465	$100,372

Depreciation expense for the nine months ended March 31, 2016 and 2015 amounted to $29,472 and $45,633, respectively.

Note 5 - Accrued Payroll and Payroll Taxes

As of March 31, 2016 and June 30, 2015, the Company had accrued unpaid salaries due to current and former officers of the Company amounting to $936,866 respectively. In addition, the Company also accrued the estimated payroll taxes due to this unpaid payroll of $79,357 respectively. The accrued payroll is unsecured, non-interest bearing and is due upon demand.

Note 6 - Stockholders’ Deficit

Common Stock

During the nine months ended on March 31, 2016, the Company issued 9,029,355 shares of common stock pursuant to a settlement of notes payable in April 2014. These shares were reflected as Common Stock issuable in the accompanying Statement of Changes in Stockholders’ Deficit as of June 30, 2015 and such amount was reclassified to additional paid in capital during the period ended March 31, 2016.

Stock Options

The Company has not adopted a formal stock option plan, however, it has assumed outstanding stock options resulting from the acquisition of its wholly owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non- plan grants.

A summary of the stock option activity for the nine months ended March 31, 2016 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding June 30, 2015	12,810,957	$0.10	5.35

- Granted	-
- Forfeited	-	-	-
- Exercised	-	-	-
- Expired	(214,965)	-	-
Outstanding March 31, 2016	12,595,992	$0.11	5.19
Exercisable and vested at March 31, 2016	12,595,992	$0.11	5.19

The intrinsic value of the outstanding options was $110,000 as of March 31, 2016. The following table summarizes additional information concerning options outstanding and exercisable at March 31, 2016.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.03	11,000,000	5.21	$0.03	11,000,000	5.21
$0.33	422,332	0.56	$0.33	422,332	0.56
$0.67	1,173,660	0.93	$0.67	1,173,660	0.93
	12,595,992			12,595,992

Warrants

A summary of the Company’s warrant activity for the nine months ended on March 31, 2016 is as follows.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at June 30, 2015	68,259,843	$0.07	5.77

Granted	-	-	-
Exercised	-	-
Expired	(3,333,333)	$0.12
Outstanding at March 31, 2016	64,926,510	$0.07	5.04
Vested and exercisable at March 31, 2016	64,926,510	$0.07	5.04

As of March 31, 2016, all warrants granted were vested. The intrinsic value of the outstanding warrants was $0 as of March 31, 2016. The following table summarizes additional information concerning warrants outstanding and exercisable at March 31, 2016.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.04 - 0.07	44,599,851	6.00	$0.05	44,599,851	$0.05
$0.12	20,326,659	3.50	$0.12	20,326,659	$0.12
	64,926,510			64,926,510

Note 7 - Commitments and Contingencies

Royalty Agreements

On July 1, 2008, the Company’s wholly owned subsidiary entered into Patent Assignment Agreements with two parties, our President as well as our former Chief Executive Officer (CEO) and current Chief Technology Officer (CTO), where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and former CEO/current CTO have been assigned to the subsidiary.  In exchange, that subsidiary agreed to pay a royalty of 5% of gross revenues to each of the CTO and President and former CEO for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by the Company on May 13, 2010 from its subsidiary. The Company’s CTO and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through March 31, 2016.

On April 30, 2008 and as amended on November 22, 2010, the Company’s wholly owned subsidiary entered into an employment agreement with its former Director of Chemical and Analytical Department (the “Inventor”) to pay, in the first year, an amount equal to 5% of actual gross revenue received by the Company on any patent for which the Inventor was a legally named inventor, and, in each subsequent year, 3% of actual gross revenue received by the Company on any such patent. Since entering into that employment agreement, and during the term of this employment agreement, the Company has not received any revenue on any patents for which the Inventor was a legally named inventor.

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

In August 2014, a former employee and former Director filed an administrative Complaint for approximately $179,000 in unpaid wages, plus penalties and interest, with the California Labor Commissioner’s Office (CLCO).  In January 2016, the CLCO ruled in favor of the Company and dismissed the case. As a result of this ruling, the Company’s obligation to the former employee and former Director only amounted to approximately $134,000 which was already accrued in prior periods and included as part of Accrued Payroll and payroll taxes due to officers in a the accompanying balance sheet.

In February 2016, the former employee and former Director has now appealed this ruling to the Los Angeles County Superior Court.  In addition to defending itself, the Company also has filed a cross-complaint against the former employee and former Director for breach of contract and breach of fiduciary duty as a Director.  Trial is currently scheduled to begin in August 2016. Based upon available information at this very early stage of litigation, Management believes the likelihood of material loss resulting from this lawsuit to be remote.

Note 8 – Income Taxes

At June 30, 2015, the Company had Federal and State net operating loss (NOL) carry forwards available to offset future taxable income of approximately $8.4 million and $8.3 million, respectively. These carry forwards will begin to expire in the years ending June 30, 2027 and June 30, 2017, respectively, subject to statutory limitations, including change in ownership.

Authoritative guidance issued by the ASC Topic 740 – Income Taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Based on a study performed by an outside third party during the third quarter of 2011 and due to the restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carry forwards, the utilization of the Company’s NOL is limited to $1.8 million per year as a result of recent cumulative changes in stock ownership. NOL’s of $8.4 million, which were incurred subsequent to the latest change in control, are not subject to the $1.8 million per year limitation. As a result of the limitations related to Internal Revenue Code Section 382 and the Company’s lack of history of profits, the Company recorded a 100% valuation allowance against its net deferred tax assets as of March 31, 2016 and June 30, 2015.

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

Overview of our Business

Cavitation Technologies, Inc. (“CTi”), a Nevada corporation, was originally incorporated under the name Bio Energy, Inc. We design and engineer environmentally friendly technology based systems that are designed to serve large, growing, global markets such as vegetable oil refining, renewable fuels, water treatment, algae oil extraction, biodiesel production, water-oil emulsions and crude oil yield enhancement.  Our systems are designed to process industrial liquids at a lower cost and higher yield than conventional technology. We are a process and product development firm that has developed, patented, and commercialized proprietary technology.

CTi has developed, patented, and commercialized proprietary technology that can be used for processing of industrial fluids. CTi’s patented Nano Reactor® is the critical components of the CTi Nano Neutralization® System which is commercially proven to reduce operating costs and increase yields in processing oils and fats. CTi has two issued patents relating to our Nano Reactor® systems and has filed several national and international patents to employ its proprietary technology in applications including, vegetable oil refining, biodiesel production, waste water treatment, algae oil extraction, and alcoholic beverage enhancement.

During the nine months ended March 31, 2016, we recorded revenue of $725,666, net loss of $282,673 and used cash in operations of $686,557.

Management’s Plan

We are engaged in merchandising our Neutralization System, which is designed to help refine vegetable oils such as soybean, canola, sunflower and rapeseed.  Our near term goal is to continue to merchandise our systems through our partner, Desmet Ballestra. During the nine months ended March 31, 2016, we recorded revenues of $725,666 and incurred a net loss of $282,673.  As of March 31, 2016, we had a working capital deficiency of $1,520,958 and a stockholders’ deficit of $1,358,228. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

As of March 31, 2016, we had cash and cash equivalents on hand of $730,443 and are not generating sufficient funds to cover operations. In addition to the funds on hand, Management believes we will require additional funds to continue to operate our business. Management’s plan is to generate income from operations by continuing to license our technology globally through our strategic partner, the Desmet Ballestra Group (Desmet). Desmet has agreed to provide us monthly advances of $50,000 to be applied against future sales pursuant to a January of 2016 agreement. This new agreement replaces the agreement dated on May 12, 2012 that ended on May 12, 2015. During the nine months ended March 31, 2016, the Company received $300,000 advances from Desmet.

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

Critical Accounting Policies

CTi’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended June 30, 2015, and did not change for the nine months ended March 31, 2016.

Recent Accounting Pronouncements

Recent Accounting Pronouncements applicable to the Company are discussed in Note 2 to the Notes to the Financial Statements included elsewhere in this Form 10-Q.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

The following is a comparison of our results of operations for the three months ended March 31, 2016 and 2015.

	For the Quarter Ended
	March 31,
	2016	2015	$ Change	% Change

Revenue	$85,000	$333,662	$(248,662)	-74.5%
Cost of revenue	19,446	52,038	(32,592)	-62.6%
Gross profit	65,554	281,624	(216,070)	-76.7%
General and administrative expenses	280,946	331,850	(50,904)	-15.3%
Research and development expenses	4,502	2,742	1,760	64.2%
Total operating expenses	285,448	334,592	(49,144)	-14.7%
Loss from operations	(219,894)	(52,968)	(166,926)	315.1%
Interest expense and other	-	(2)	2	-100.0%
Net loss	$(219,894)	$(52,970)	$(166,924)	315.1%

Revenue

We recorded $85,000 in revenue in the third quarter of fiscal 2016, as opposed to $333,662 in the same period of fiscal 2015, representing a decrease of 75%. The decrease in revenue was attributed to a new agreement with distributor signed in January of 2016 according to which the licensing portion of revenues is unknown upon shipment as it was before and is recognized by the Company upon final acceptance by the end user. In fiscal 2016, we shipped reactors to Desmet customers in Japan, Canada and India. During the three months ended March 31, 2016, our cost of revenue amounted to $19,446, which was the result of the revenue transactions described above, a reduction of 37% as compared to the cost of revenue of $52,038 for the three months ended March 31, 2015.

Operating Expenses

General and administrative expenses for the three months ended March 31, 2016 amounted to $280,946 compared with $331,850 for the same period in fiscal 2015, a decrease of $50,904, or 15%. In both periods, the major expense component was salaried compensation. Another major expense item in the third quarter of fiscal 2015 was non-salaried compensation to consultants of $41,000, with such compensation expense in third quarter of fiscal 2016 only amounting to $9,100. In the third quarter of fiscal 2016, total salaried compensation amounted to $103,053 or 37% of total operating expenses compared with $112,287 or 34% of operating expenses in the third quarter of fiscal 2015.

During the third quarter of 2016, the other major components of general and administrative expenses were professional service fees related to auditors, accounting, and legal services which amounted to $33,019 or 11.5% of total operating expenses, and various insurance premiums totaling $18,964. The same expenses in the third quarter of fiscal 2015 amounted to $35,862 or 11% of total operating expenses, and $24,058 respectively.

Research and development (R&D) expenses remained relatively low as we continued to rely on Desmet Ballestra for support in R&D. It is our intention to pursue R&D as our cash position permits.

Results of Operations for the Nine Months Ended March 31, 2016 Compared to the Nine Months Ended March 31, 2015

The following is a comparison of our results of operations for the nine months ended March 31, 2016 and 2015.

	For the Nine Months Ended
	March 31,
	2016	2015	$ Change	% Change

Revenue	$725,666	$333,662	$392,004	117.5%
Cost of revenue	85,737	52,038	33,699	64.8%
Gross profit	639,929	281,624	358,305	127.2%
General and administrative expenses	903,272	1,336,924	(433,652)	-32.4%
Research and development expenses	19,330	16,746	2,584	15.4%
Total operating expenses	922,602	1,353,670	(431,068)	-31.8%
Loss from operations	(282,673)	(1,072,046)	789,373	-73.6%
Interest expense and other	-	(1,447)	1,447	-100.0%
Net loss	$(282,673)	$(1,073,493)	$790,820	-73.7%

Revenue

We recorded $725,666 in revenue in the nine months ended March 31, 2016 which consisted primarily of NANO Neutralization System reactor sold to Desmet customers in United States, Canada, India and Japan. During the nine months ended March 31, 2015, we recorded revenue of $333,662 which consisted primarily of NANO Neutralization System reactor sold to Desmet customer in Mexico. The increase in revenue amounted to $392,004 or 117.5%.

Cost of Revenue

During the nine months ended March 31, 2016, our cost of revenue increased by $33,699 or 65% to $85,737, which was the result of the revenue transactions described above. In the 3rd quarter of fiscal 2015 cost of revenue amounted to $52,038.

Operating Expenses

Operating expenses for the nine months ended March 31, 2016 amounted to $922,602 compared with $1,353,670 for the same period in 2015, a decrease of $431,068, or 32%. The decrease was attributable largely to a $433,652 decrease in General and administrative expenses (G&A) (attributable mostly to costs of $272,598 relating to the vesting of options and warrants issued for services recorded in the first and second quarters of fiscal 2015 and some other non-cash charges).

The primary expenditures during the 3 quarters of fiscal 2016 were approximately $115,587 for professional service fees such as auditors, attorneys, and SEC related services, $36,501 in service and consulting fees, $72,842 in marketing and travel expenses, $67,760 in insurance expenses and $334,653 in salaries and salary related expenses. The primary expenditures during the first 3 quarters of fiscal 2015 were $103,876 for professional service fees such as auditors, attorneys, and SEC related services, $117,595 in consulting and service fees excluding items relating to vested options and warrants, $74,374 in insurance expenses, $346,847 in salaries and salary related expenses and $235,003 relating to the vesting of options and warrants issued for services.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  During the nine months ended March 31, 2016, we incurred a net loss of $282,673 and used cash in operations of $686,557. As of March 31, 2016, we had a working capital deficiency of $1,520,958 and a stockholders’ deficit of $1,358,228. Furthermore, we have been dependent on most of our funding from a technology agreement with a distributor. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2015 expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of us to continue as a going concern.

Management’s plan is to generate income from operations by licensing our technology globally through our strategic partner, Desmet Ballestra Group (Desmet). Desmet had provided us monthly advances of $125,000 against future sales through May of 2015. The agreement with Desmet expired in May 2015. We have recently signed a new agreement with Desmet with the same terms as the prior agreement except that the monthly advances will be changed to $50,000. We will need additional funding, and we will attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

At March 31, 2016, we had cash on hand in the amount of $730,443 and is not generating sufficient funds to cover operations. In addition to the funds on hand, we will require additional funds to continue to operate our business. This includes expenses we will incur in connection with costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, we have contractual commitments for salaries to our executive officers. In light of our financial commitments over the next several months and its liquidity constraints, we have implemented cost reduction measures in all areas of operations. We intend to review these measures on an ongoing basis and make additional decisions as may be required.

Cash Flow

Net cash used by operating activities during the nine months ended March 31, 2015 amounted to $71,901, compared to net cash used of $686,557 for the same period in fiscal 2016. Funding for the operating activities was provided by $300,000 in advances from our distributor in the first nine months of fiscal 2016 and from cash reserves. For the first nine months of fiscal 2016, we paid approximately $335,000 in employees’ compensation, approximately $229,000 in fixed operating costs, $116,000 in professional services fees and $68,000 in various insurance premiums. For the first three quarters of fiscal 2015, we paid $346,847 in employees’ compensation, $103,876 for professional service fees such as auditors, attorneys, and SEC related services, $117,595 in consulting and service fees, $74,374 in insurance expenses and about $430,000 in various operating costs and other obligations.

For the period ended March 31, 2016, cash used in investing activities amounted to $61,565 due to purchase of property and equipment. There were no such activities in the fiscal 2015.

For the period ended March 31, 2015, financing activities provided a net cash of $375,498 via common stock issuance. There were no such activities in the fiscal 2016.

Off-Balance Sheet Arrangements

During the nine months ended March 31, 2016, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations

There have been no material changes to our contractual obligations during the period covered by this report from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2015.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of March 31, 2016, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the third quarter of fiscal 2016 that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

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

None

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

Cavitation Technologies, Inc.

By:	/s/ Igor Gorodnitsky

President
(Principal Executive Officer)

Date: May 19, 2016

By:	/s/ Naum Voloshin

Chief Financial Officer
(Principal Financial Officer)

Date: May 19, 2016

