Form 10-K/A
period 2015-06-30
Cavitation Technologies, Inc.
filed 2016-07-05
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FROM THE TRANSITION PERIOD FROM _____ TO _______.

For the fiscal year ended June 30, 2015

Commission file number 000-53239

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

NONE

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐   NO    ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES    ☐       NO    ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant by reference to the price at which the common equity was last sold, or of the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $10,452,276 as of December 31, 2014 based on the closing price of $0.07 per share on such dates and 149,318,224 non-affiliate shares outstanding.

The registrant had 193,997,906 shares of common stock outstanding on June 30, 2016.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A hereby amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2015, which Cavitation Technologies, Inc. (the "Company") previously filed with the Securities and Exchange Commission ("SEC") on October 13, 2015. We are filing this amendment to include the information required in Part III, Items 10 through 14, that was previously omitted from the Form 10-K.

Except as expressly set forth herein, this Form 10-K/A does not reflect events occurring after the date of the original filing of the Form 10-K or modify or update any of the other disclosures contained therein in any way. Accordingly, this Form 10-K/A should be read in conjunction with the original filing on Form 10-K and the Company's other filings with the SEC.

i

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Person	Age	Position

Igor Gorodnitsky	55	President, PEO, Secretary and Director
Naum Voloshin	52	Principal Accounting Officer
Roman Gordon	65	CTO and Director
John Zotos	59	Director
James Fuller	74	Director

Audit committee standing members consisted of John Zotos and James Fuller as of June 30, 2015. We anticipate forming compensation, governance, and other committees as necessary.

Igor Gorodnitsky. Mr. Gorodnitsky has been our President and member of the Board of Directors since September 26, 2008, and he became the Company's Secretary and Principal Executive Officer in November of 2012. Mr. Gorodnitsky developed expertise in handling and processing hazardous waste material. As a Senior Haz-Mat Specialist, he coordinated and successfully completed more than 500 emergency response Haz-mat clean-ups over the past 20 years. He coordinated and supervised Haz Mat projects, emergency and routine spill clean-ups, and confined space entry tasks. He coordinated and scheduled manpower and purchased and scheduled equipment and materials for containment and treatment of spills. He successfully managed, coordinated and supervised projects including Hazscanning, sampling, lab-packing, manifesting, profiling, labeling, and other special procedures for a variety of commercial clients and municipalities. He is a chemist by training and holds numerous certifications and licenses including Hazwoper Training Program, Confined Space Entry and Gas Vapour HazCating, Certified Uniform Waste Manifest Training, Basic and Intermediate HazCating, On-Scene Incident Commander Emergency, Site Remediation Methods, Underground Storage Tank Removal, Health & Safety Supervisor Certification, Hazardous Certification, and Tosco Refinery Safety. Mr. Gorodnitsky was president of Express Environmental Corp. since its inception in 1980 until he sold his interest in January 2009. Based on his significant industry experience and management skills it was determined that Mr. Gorodnitsky should serve on the Company’s Board.

James Fuller. Mr. Fuller is an independent director, and has been Chairman of our Audit Committee and Independent Financial Expert since February, 2010. He was formerly a Vice President of the New York Stock Exchange and director of the Securities Investor Protection Corporation. In addition to his over 30 years of experience in the securities markets, Mr. Fuller sat on the Board of Trustees of the University of California, Santa Cruz and previously served as Chairman of their Audit Committee and Independent Financial Expert. Jim is a partner at Baytree Capital Associates, LLC. He received his BS in Political Science from San Jose State University and his MBA from California State University - Fresno. Mr. Fuller also served as a Director of Propell Technologies Group, Inc (OTCQB: Propell), a public company engaged in oil and gas exploration from October 14, 2011 until February 17, 2015. Based on Mr. Fuller’s extensive experience in finance as well as his prior public company experience it was determined that Mr. Fuller should serve on the Company’s Board.

Roman Gordon. Mr. Gordon has been our Chief Technology Officer since 2011, and he served as Chief Executive Officer and Chairman of the Board since September 26, 2008 prior to that and until 2011. He also became a permanent Director of the Company's Board during fiscal year 2015. With more than 15 years of experience in energy risk management and business management, he is one of the inventors of our intellectual properties. From 2003 to 2005 Mr. Gordon was president of Bubble Bee Corp., a car wash development company. Mr. Gordon was in charge of engineering, construction and development of environmentally friendly car wash water recycling systems. From 1997 to 2002, he was Chairman of a publicly traded electric service provider company (ESP), PowerSource Corp., where he participated in the power marketing of renewable energy and in evaluation and environmental compliance. PowerSource Energy Service Provider Corporation was an active participant in the "PowerGreen - 100" and "PowerGreen - 25" programs. Mr. Gordon received his bachelor degree in 1974 from Polytechnical Institute in Civil Engineering. Based on his knowledge of the Company’s industry and technology, and his business understanding and prior public company experience it was determined that Mr. Gordon should serve on the Company’s Board.

Naum Voloshin. Mr. Voloshin has over 20 years of experience in investment banking, business operations and marketing. Prior to joining CTi, Mr. Voloshin has worked for several developmental stage companies in US, Europe and Asia. The scope of his duties was to provide management, supervision, business experience and marketing skills.

John Zotos. Mr. Zotos was appointed as a director in June of 2014. He currently serves as a director of Propell Technologies Group, Inc (OTCQB: Propell), and its wholly owned subsidiary Novas Energy (USA), Inc., companies engaged in oil and gas exploration. Since July 2007, he has served as a principal and a managing partner of JC Holdings, LLC, a company engaged in the business of buying, selling and managing heavy equipment and commercial real estate. Based on his significant business and public company experience, which gives him a broad and extensive understanding of our operations and our industry, and his broad understanding of the operational, financial and strategic issues facing public companies, it was determined that Mr. Zotos should serve on the Company’s Board.

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to us during fiscal 2015 ended June 30, 2015, there were no delinquent forms filed during the year.

Director Independence

Although our common stock is not listed on a national securities exchange, for purposes of independence we use the definition of independence applied by the NASDAQ stock market. The Board has determined that Messrs. Zotos and Fuller are ”independent” in accordance with such definition. Messrs. Gorodnitsky and Gordon are not independent due to their current positions with the Company.

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

									Changes in
									Pension
									Value and
								Non-Equity	Non-Qualified	All
					Stock	Option		Incentive Plan	Deferred	Other
	Year	Salary		Bonus	Awards (1)	Awards		Compensation	Compensation	Compensation	Totals
Igor Gorodnitsky*	2015	$165,950	(1)	$-	-	$-		$-	$-	$-	$165,950
President, Principal Executive Officer	2014	$143,000	(1)	$-	-	$119,973	(3)	$-	$-	$-	$262,973

Naum Voloshin	2015	$60,750	(4)	$-	-	$-		$-	$-	$-	$60,750
Principal Accounting Officer	2014	$36,000	(4)	$10,000	-	$119,973	(5)	$-	$-	$-	$155,973

Roman Gordon*	2015	$165,950	(2)	$-	-	$-		$-	$-	$-	$165,950
Chief Technology Officer	2014	$143,000	(2)	$-	-	$119,973	(3)	$-	$-	$-	$262,973

(1)	For the year ended June 30, 2015, Mr. Gorodnitsky earned a base salary of $165,950, all of which was paid in full. At June 30, 2015, Mr. Gorodnitsky was owed an aggregate of $252,698 in unpaid compensation for services he rendered during the years ended June 30, 2012 and 2011. For the year ended June 30, 2014, Mr. Gorodnitsky earned a base salary of $143,000 which was paid in full.
(2)	For the year ended June 30, 2015, Mr. Gordon earned a base salary of $165,950, all of which was paid in full. At June 30, 2015, Mr. Gordon was owed an aggregate of $208,698 in unpaid compensation for services rendered during the years ended June 30, 2012 and 2011. For the year ended June 30, 2014, Mr. Gordon earned a base salary of $143,000 which was paid in full.
(3)	For the year ended June 30, 2014, Messrs. Gorodnitsky and Gordon each received warrants to purchase 3,000,000 share of common stock with a fair value of $119,973. Option and Warrant Awards are reported at the aggregate grant date fair value computed in accordance with ASC 718. These warrants are exercisable at $0.04 per share, vested immediately and expire in ten years or on October 10, 2023. The fair value of the warrants was computed using Black-Scholes Merton valuation model with the following assumptions: risk-free interest rate of 0.90%, dividend yield of 0%, volatility of 232%, and an expected life of 5 years.
(4)	For the year ended June 30, 2015, Mr. Voloshin earned a base salary of $60,750 all of which was paid in full. Mr. Voloshin earned a base salary of $36,000 for the year ended June 30, 2014, all of which was paid in full. Mr. Voloshin also received a bonus of $10,000 at June 30, 2014 which was paid in the first fiscal quarter of 2015.
(5)	For the year ended June 30, 2014, Mr. Voloshin received warrants to purchase 3,000,000 share of common stock with a fair value of $119,973. Option and Warrant Awards are reported at the aggregate grant date fair value computed in accordance with ASC 718. These warrants are exercisable at $0.04 per share, vested immediately and expire in ten years or on October 10, 2023. The fair value of the warrants was computed using Black-Scholes Merton valuation model with the following assumptions: risk-free interest rate of 0.90%, dividend yield of 0%, volatility of 232%, and an expected life of 5 years.

*Messrs Gorodnitsky and Gordon also served as members of the Board of Directors during fiscal 2015 but did not receive any compensation for those services.

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding equity-based awards that were held by executive officers as of June 30, 2015.

	Option Awards						Stock Awards
									Equity	Equity Incentive
								Market	Incentive	Plan Awards:
	Number		Number					value of	Plan Awards	market or
	of securities		of securities				# of Shares	Shares	# of Unearned	payout value of
	Underlying		Underlying				or units of	or units of	Shares, units	unearned shares,
	Unexercised		Unexercised	Option/warrant	Option/warrant	Option/warrant	stock that	stock that	or other	units or other
	Options/warrants		Options/warrants	grant	Exercise	expiration	have not	have not	rights that	rights that have
Name	# Exercisable		# Unexercisable	date	Price	date	vested	vested	have not vested	not vested

Igor Gorodnitsky	4,250,000		-	12/18/2012	$0.05	12/18/2022	-	-	-	$-
President and	5,000,000		-	3/20/2013	$0.04	3/20/2023	-	-
Principal Executive Officer

Roman Gordon	4,250,000		-	12/18/2012	$0.05	12/18/2022	-	-	-	$-
Chief	5,000,000		-	3/20/2013	$0.04	3/20/2023	-	-
Technology Officer

Naum Voloshin	-		-	-	$-	-	-	-	-	$-
Principal	3,000,000	(1)	-	10/10/2013	$0.04	10/10/2023	-	-
Accounting Officer

(1)	A company controlled by Mr. Voloshin was issued 7,610,000 warrants to acquire common stock with fair market value of $683,823 and was issued 7,610,000 shares of common stock with a fair value of $684,900 upon settlement of a 2012 demand note. Option and Warrant Awards are reported at the aggregate grant date fair value computed in accordance with ASC 718. These warrants were issued at $0.05 per share, vested immediately and expire in five years or on April 1, 2019. The fair value of the warrants was computed using Black-Scholes Merton valuation model with the following assumptions: risk-free interest rate of $3.56%, dividend yield of 0%, volatility of %190, and an expected life of 5 years.

We do not offer retirement benefit plans to our executive officers.

Compensation of Directors

The following table sets forth certain information with respect to the compensation paid to our directors for fiscal 2015 determined on the basis of rules adopted by the SEC relating to smaller reporting companies.

	Fees			Non-equity
	Earned			inventive	Non-qualified
	or paid	Stock	Option	plan	deferred	All other
	in cash	Awards	Awards	compensation	compensation	compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)

James Fuller (1)	$-	$-	$-	$-	$-	$-	$-
John Zotos (1)	$-	$-	$-	$-	$-	$-	$-
Igor Gorodnitsky (1)	$-	$-	$-	$-	$-	$-	$-
Roman Gordon (1)	$-	$-	$-	$-	$-	$-	$-

1)	Messrs. Fuller, Zotos, Gorodnitsky and Gordon did not receive any compensation for their services in fiscal 2015.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock known by us to be owned beneficially as of June 30, 2016 and the date hereof by: (i) each person (including any group) that owns more than 5% of any class of the voting securities of our company; (ii) each director and officer of our company; and (iii) directors and officers as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown. The address for all directors and officers, unless otherwise indicated, is 10019 Canoga Avenue, Chatsworth, CA 91311.

		Amount and
		Nature of
	Title of	Beneficial	Percent of
Name of Beneficial Owner	Class	Ownership	Class (1)
Igor Gorodnitsky	Common Stock	17,323,475	8.5	%(2)
President , Principal Executive Officer, Director

James Fuller	Common Stock	837,500	0.4%
Chairman of Audit Committee, Director

Roman Gordon	Common Stock	16,688,475	8.2	%(2)
Director, Chief Technology Officer

Naum Voloshin	Common Stock	10,610,000	5.3	%(3)
Principal Accounting Officer

John Zotos	Common Stock	1,000,000	*	(4)
Director

BioWorld Management LTD	Common Stock	9,500,000	4.9%

Directors and Officers	Common Stock	46,459,450	20.7%
(as a group, five individuals)

(1)	Based on 193,997,906 issued and outstanding shares of common stock as of June 30, 2016.
(2)	Messrs. Gorodnitsky and Gordon each have the right to acquire 4,250,000 shares of common stock through stock options and 5,000,000 shares of common stock through warrants which are included in the shares beneficially owned by each.
(3)	Includes 14,743,475 shares of common stock held by the Roman Gordon and Larisa Magid Living Trust (the “Trust”). Mr. Gordon is the beneficiary of the Trust and as such has a pecuniary interest in the shares of common stock held by the Trust..
(4)	Mr. Voloshin has the right to acquire 3,000,000 shares of common stock through warrants. In addition, a company controlled by Mr. Voloshin was issued 7,610,000 warrants to acquire common stock and 7,610,000 shares of common stock for conversion of a demand note it held.
(5)	Mr Zotos was granted a total of 1,000,000 warrants to acquire company's stock, all of which are vested as of June 30, 2016.

*Less than 1%

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

8

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

In April 2014, the Company granted a total of 9,029,251 warrants to demand note holders pursuant to settlement agreements.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Related Party Transactions

Since the beginning of our last fiscal year , there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, executive officers, holders of more than five percent of any class of our voting securities or any member of the immediate family of the foregoing persons had or will have a direct or indirect material interest.

Director Independence

As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company's directors and specified committees of the board of directors meet independence standards prescribed by such rules. For the purpose of preparing the disclosures in this Report on Form 10-K regarding director independence, we have used the definition of "independent director" set forth in the Marketplace Rules of The NASDAQ, which defines an "independent director" generally as a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these standards, we believe that James Fuller is an Independent Financial Expert and independent director and that John Zotos is an independent director.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit

Our principal auditing firm during fiscal 2015 and 2014 was Weinberg & Co, in Los Angeles. Weinberg & Co performed reviews of quarterly financial statements included on Forms 10-Q for the first three quarters of 2015 and is the principal auditing firm for the audit of our annual financial statements included with Form 10-K for fiscal 2015 and received approximately $57,000 for these services.

Tax Fees

The aggregate fees billed in fiscal 2015 and 2014 for professional services rendered by the principal accountant for tax preparation amounted to $12,500 and $7,150 respectively.

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

CAVITATION TECHNOLOGIES, INC.

/s/ Igor Gorodnitsky
Igor Gorodnitsky
President
(Principal Executive Officer)
July 5, 2016

CAVITATION TECHNOLOGIES, INC.

/s/ Naum Voloshin
Naum Voloshin
Chief Financial Officer
(Principal Financial Officer)
July 5, 2016

