Form 10-K
period 2016-06-30
Cavitation Technologies, Inc.
filed 2016-10-13
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐    NO  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant by reference to the price at which the common equity was last sold, or of the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,549,057 as of December 31, 2015 based on the closing price of $0.03 per share and 184,968,551 non-affiliate shares outstanding.

The registrant had 193,997,906 shares of common stock outstanding on October 13, 2016.

DOCUMENTS INCORPORATED BY REFERENCE:

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Form 10-K/A to be filed within 120 days of June 30, 2016.

CAVITATION TECHNOLOGIES, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2016
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

Management has included projections and estimates in this annual report, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law. We qualify all of the forward-looking statements contained in this annual report by the foregoing cautionary statements.

i

PART I

ITEM 1.  BUSINESS

Cavitation Technologies, Inc. (referred to herein, unless otherwise indicated, as “the Company,” “CTi,” “we,” “us,” and “our”) is a Nevada corporation originally incorporated under the name Bio Energy, Inc. We have developed, patented, and commercialized proprietary technology that may be used in liquid processing applications. Our patented Nano Reactor® is the critical component of our CTi Nano Neutralization® System which has been shown to reduce operating costs and increase yields in refining vegetable oils. We have 3 issued patents for device/apparatus and another 8 for processes in the US, as well as 1 patent issued for process in Singapore. We have also filed 6 patent applications in the US and another 9 internationally to employ our proprietary technology in applications including vegetable and oil refining, waste water treatment, algae oil extraction, and alcoholic beverage enhancement.

In addition, we have commercialized our CTi Nano Neutralization® System in the refining process of certain vegetable oils which has proven to reduce costs and increase yields for our customers.

Vegetable Oil Refining

Our first commercial application for our technology is the CTi Nano Neutralization® System. Our environmentally friendly process has been shown to reduce refining costs, increase oil yield, and limit the amount of chemical additives used in chemical refining vegetables oils. This patented process (US Patent # 8,911,808) is designed to be incorporated into new and existing soybean, rapeseed, and canola oil chemical refineries.

Our first pilot test of our CTi NANO Neutralization System was conducted in 2010 at Carolina Soya, a 200 metric ton/day crude soy oil refining plant in Estill, South Carolina. Our second system, which became operational in fiscal 2011, is a 450 metric tons per day plant that has been in continuous operation since. We have successfully shipped over 24 systems both domestically and abroad.

The global demand for vegetable oils has grown consistently at a rate of about 5.5% p.a. from 84.5 million metric tons in 1999 to over 175 million metric tons in 2015-2016 (https://www.statista.com/statistics/263937/vegetable-oils-global-consumption/). It is also a highly competitive commodity market in which the lowest-cost producer has the advantage.

Desmet Ballestra Agreement

On May 14, 2012 we signed a global R and D, Marketing and Technology License Agreement with Desmet Ballestra Group s.a. (Desmet), a Belgian company that is actively marketing the NANO Neutralization System, the key component of which is the Company’s reactor to soybean and other vegetable oil refiners. The Agreement provided Desmet (licensee) a limited, exclusive license and right to develop, design and supply Nano Reactor® systems which incorporate Nano Reactor® devices on a global basis but was limited to oils and fats and oleo chemical applications. We, as the licensor, remained the owner of the current patents and patent applications but Desmet would be the co-owner of any new process patent applications jointly developed. Desmet provided, under certain conditions, limited monthly advance payments of $125,000 against future sales to us through May 2015. This Agreement terminated May 2015.

On January 22, 2016, we signed a similar three-year agreement with Desmet effective August 1, 2015. As part of the agreement, Desmet is to provide, under certain conditions, limited monthly advance payments of $50,000 against future sales to us. The agreement may be terminated by Desmet every August 1 should Desmet and its affiliates fail to convert a minimum of six Nano Reactors System to sold status during the period of June 1 to May 31. The agreement may also be terminated in case were to lose its rights under the patents and patent applications being used in our CTi NANO Neutralization System.

Desmet, together with its affiliates, is a global engineering and equipment supply firm engaged in the development, design and supply of process equipment for oils and fats processing facilities including vegetable oil refining, biofuel, oleo chemical, seed crushing, surfactant and detergent markets. Desmet supplies these markets with services based on the latest globally sourced technologies. Desmet has relationships with major refiners globally A significant portion of global vegetable oil refineries include major refiners such as Archer Daniels Midland Company, Cargill, Inc. and Bunge Limited. Desmet has more than 40 sales representatives selling in North America, South America, Europe, and Asia. Since its founding in 1946, Desmet reports that it has built a global network that includes 1,300 employees, 17 global and 8 representative offices, and more than 5,700 lines in a variety of applications. Desmet operates a separate division for each of the above markets and the Desmet Oils & Fats division has supplied small and large plants to approximately 1,700 oil millers in 150 countries, covering over 6,000 process sections. We have developed a relationship with the North American arm of Desmet which operates in each of these markets and provides us with other potential opportunities such as palm oil refining.

We and Desmet have worked together to determine the appropriate sales approach and installation process. Our CTi Nano Neutralization System is designed to be used as an add-on process to an existing neutralization system within soybean and other vegetable oil refineries. Desmet is now focused on marketing our CTi’s Nano Neutralization® System to vegetable oil refiners to help them increase profits through cost savings and improved oil yields. Desmet purchases our CTi Nano Neutralization Reactor Systems from us and installs them at the refinery as part of an integrated neutralization system. Based on successful commercial implementations, Desmet guarantees minimum economic benefits to a facility that installs our CTi Nano Neutralization® Systems. We are therefore substantially dependent on Desmet to identify prospects, complete sales contracts, install the system and manage relationships with end-users. We focus on developing additional Nano Reactor® applications and managing the intellectual property issues associated with new developments.

Customers/ Dependence on One Customer

We continue to sell our Nano Reactors and technology only to one customer, Desmet and they are responsible for installing and servicing the systems. All of our revenue for the fiscal year ended June 30, 2016 was derived from sales of products to Desmet.

Sources and availability of raw materials and the names of principal suppliers

We have historically sourced reactor components from various domestic and international suppliers including Canyon Engineering, EA365 Management, NH Management., Inc. and Strategic IR with whom we have no long term contracts, agreements, or commitments. They provide parts as directed. We believe it would take approximately 60 days to find a new supplier, if necessary.

Competition

Our competitors who sell equipment and engineering services for the vegetable oil refining business are a myriad of companies both large and small that provide equipment and technology to oil refiners. These include known companies that have longer operating histories, more experience, and stronger financial capabilities. Competitors include Westfalia, Alfa Laval, and Crown Iron Works as well as many firms that provide advice and services to small and regional firms. In addition, Arisdyne Systems, a designer of cavitation devices, is marketing a system using similar technology. The vegetable oil refining business is a highly competitive commodity market in which where the lowest-cost producer has the advantage. We intend to compete by offering solutions that help our clients remain or become a low-cost producer. Because the industry in which we compete has had limited new technology introduced in the last 50 years, we believe our CTi Nano Neutralization® Systems provide a unique opportunity for refiners to increase margins. We seek to differentiate ourselves by offering solutions based on our proprietary and patented designs, processes, and applications to help our clients described in our issued and patent pending applications. We compete by offering solutions that we believe can reduce operating expenses and increase yield vis-à-vis their current applied technology.

Patents

Our Cavitation Generator patent was issued during fiscal 2011. In addition, we have a patent for our Multi-State Cavitation Device that was issued August 22, 2011. In the fiscal 2014 we received approvals for another 3 patents in the US for various processes. During fiscal years 2015 and 2016, we also received approvals in the US for another 5 patents for various processes and 1 for another device/apparatus. We also received 1 patent approval for its device in Singapore.

We also have 6 US and 9 PCT/ international patent applications pending which apply to the design of our reactor and the processes related thereto. We filed a number of process patent applications incorporating these patented devices for processing fluids in vegetable oil refining, waste water treatment, algae oil extraction, and alcoholic beverage enhancement. We received comments from the United States Patent and Trademark Office with regard to our Method for Cavitation-Assisted Refining, Degumming, and Dewaxing of Oil and Fat, and we responded. We also received a second round of comments and are responding to those as well. There is no assurance that our patents pending will be ultimately issued.

We believe our technology can be applied to other liquid processing industries where there is a need to solve environmental problems, reduce operating costs, and/or improve quality and yield. Our issued and allowed patents and pending patents support potential applications of the Company’s proprietary technology in markets which include, but are not limited to, vegetable oils refining, renewable fuel production, alcoholic beverage enhancement, water purification, and algae oil extraction. In addition, we believe our proprietary technology may also be applied to fuel mixing and crude oil refining. During fiscal 2011, we received the “CE Marking” certification which allows us to market our systems in the European Union. Our success will depend in part on our ability to obtain patents, maintain trade secrets, and operate without infringing on the proprietary rights of others both in the United States and other countries. There can be no assurances that patents issued to us will not be challenged, invalidated, or circumvented, or that the rights granted hereunder will provide proprietary protection or competitive advantage to us. We plan to continue to invest in R&D and file for new and improved patents.

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two parties, our President as well as our former Chief Executive Officer (CEO) and current Technology Senior Manager, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and former CEO/current Technology Senior Manager have been assigned to the subsidiary.  In exchange, that subsidiary agreed to pay a royalty of 5% of gross revenues to each of the President and former CEO/current Technology Senior Manager for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by us on May 13, 2010 from our subsidiary. Our former CEO/current Technology Senior Manager and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2016.

On April 30, 2008 and as amended on November 22, 2010, our wholly owned subsidiary entered into an employment agreement with its former Director of Chemical and Analytical Department (the “Inventor”) to pay, in the first year, an amount equal to 5% of actual gross revenue received by us on any patent for which the Inventor was a legally named inventor, and, in each subsequent year, 3% of actual gross revenue received by us on any such patent. Since entering into that employment agreement, and during the term of this employment agreement, we have not received any revenue on any patents for which the Inventor was a legally named inventor.

Governmental Approval and Regulations and Environmental Compliance

Due to the nature of our products, we have incurred no costs with respect to environmental compliance with federal, state, and local laws. To our knowledge, our products do not require governmental approval, and we do not foresee that governmental regulations will have a material impact on our business.

Employees

On June 30, 2016 we had four full-time employees and had engaged several consultants and independent contractors over the past year. Members of our staff and technical team are comprised of experienced professionals who are chemists, civil-, chemical-, and mechanical engineers with expertise in hydrodynamic cavitation, Nano technology, and water treatment. These individuals hold degrees in Civil, Chemical, and Mechanical Engineering.

Research and Development Expenditures

During the fiscal years ended June 30, 2016 and 2015, we spent $29,371 and $22,310 of research and development activities.

ITEM 1A.  RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in Chatsworth, California. This approximate 5,000 square foot facility includes office space and an area to conduct research and development.  Our lease agreement for this space will end on February 1, 2018.  Our monthly rent payments are $4,929.10. We do not anticipate any material difficulties with the renewal of our rental agreement when it expires or in securing replacement facilities on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

We are involved in certain legal proceedings that arise from time to time in the ordinary course of our business. As of June 30, 2016, we were a party to legal proceedings related to claims for payment that are currently accrued for in its financial statements. Except for income tax contingencies, our record accruals for contingencies to the extent that management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. Material legal proceedings that are currently pending are as follows:

a.	On September 5 2013, a former employee who was also a former Director filed an administrative Complaint for approximately $179,000 in unpaid wages, plus penalties and interest, with the California Labor Commissioner’s Office (CLCO). In January 2016, the CLCO ruled in favor of us and dismissed the case. As a result of this ruling, our obligation to the former employee and former Director only amounted to approximately $134,000 which was accrued in prior periods and included as part of Accrued Payroll and payroll taxes due to officers in the accompanying balance sheet.

In February 2016, the same former employee and who is also a former Director has now appealed this ruling to the Los Angeles County Superior Court.  In addition to defending ourselves, we also filed a cross-complaint against the former employee and former Director for breach of contract and breach of fiduciary duty as a Director.  Trial is currently scheduled to begin in 2017. Based upon available information at this very early stage of litigation, Management believes the likelihood of material loss resulting from this lawsuit to be remote.

b.	We have several patents issued by the US Patent Office with regards to the use and efficacy of its Nano Reactors. In August 2015, a competitor, Arisdyne System filed a complaint challenging the patentability of certain claims of our Patent No. 8,911,808 B2 or Patent 808. Patent 808 is currently being used in the reactors purchased by our distributor, Desmet. In January 2016, we and Arisdyne System terminated the complaint with no monetary compensation paid and agreed to a mutual release of further liabilities associated with the use of aforementioned patents and technologies.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Common Stock is traded on the OTCQB Market under the symbol CVAT. The following table sets forth the high and low price per share based on the closing price of our Common Stock for the periods indicated.

		HIGH	LOW

Fiscal 2015	First Quarter	$0.10	0.07
	Second Quarter	0.08	0.06
	Third Quarter	0.07	0.06
	Fourth Quarter	0.06	0.04

		HIGH	LOW

Fiscal 2016	First Quarter	$0.06	0.03
	Second Quarter	0.03	0.02
	Third Quarter	0.04	0.02
	Fourth Quarter	0.04	0.03

We became a public company through a share exchange that was effected in October 2008. The first day of public trading of our stock was November 11, 2008. Since our fiscal year end was changed to June 30, public trading of our stock began in the second quarter of fiscal 2009. As of September 28, 2016, there were approximately 1,100 holders of record of our Common Stock. This does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the year ended June 30, 2016 in transactions that were not registered under the Securities Act of 1933, as amended, other than as previously disclosed in our filings with the Securities and Exchange Commission.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the year ended June 30, 2016.

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

Overview of Our Business

Hydrodynamic Technology, Inc. was incorporated on January 29, 2007 as a California corporation. It is a wholly owned subsidiary of Cavitation Technologies, Inc., a Nevada corporation originally incorporated under the name Bio Energy, Inc. We are a process and product development firm that has developed, patented, and commercialized environmentally friendly technology based systems that are designed to serve large, growing, global markets such as vegetable oil refining, renewable fuels, water treatment, algae oil extraction, water-oil emulsions and crude oil yield enhancement.  Our systems are designed to process industrial liquids at a lower cost and higher yield than conventional technology.

We have developed, patented, and commercialized proprietary technology that can be used for processing of industrial fluids. Ourpatented Nano Reactor® is the critical components of the CTi Nano Neutralization® System which has been shown to reduce operating costs and increase yields in processing oils and fats. CTi has five issued patents relating to our Nano Reactor® systems and has filed several national and international patents to employ its proprietary technology in applications including vegetable and crude oil refining, waste water treatment, algae oil extraction, and alcoholic beverage enhancement.

During the year ended June 30, 2016, we recorded revenue of $1,798,217. Our income from operations in 2016 was $432,780 and cumulative net cash used in operating activities was $759,604, which was funded largely by advances received from a strategic partner and distributor, Desmet Ballestra Group (Desmet) in the amount of $500,000 (which is reported as Advances from the Distributor Payable in our financial statements) as well as cash reserves and additional cash receipts from Desmet under the January 2016 agreement in the amount of $113,767.

Management’s Plan of Operation

We are engaged in merchandising our CTi NanoNeutralization System which is designed to help refine vegetable oils such as soybean, canola, and rapeseed.  Our near term goal is to continue to merchandise our systems through our partner, Desmet Ballestra.

We have a working capital deficiency of $791,252 and a stockholders’ deficit of $642,775 as of June 30, 2016. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.

Management’s plan is to generate income from operations by licensing our technology globally through our strategic partner, Desmet Ballestra Group (Desmet). Desmet is obligated to provide us with monthly advances of $50,000 against future sales under an agreement that may be terminated on each August 1 under certain circumstances. During the year ended June 30, 2016, advances received from Desmet amounted to $500,000. These funds service operational expenses on a monthly basis. The agreement may be terminated by Desmet every August 1 should Desmet and its affiliates fail to convert a minimum of six Nano Reactors System to sold status during the period of June 1 to May 31. The agreement may also be terminated in case the Company loses ownership of patents and patent applications being used in our CTi Nano Neutralization System.

In addition to these advances, we anticipate that we will need additional funding, and we will attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations. For a more detailed discussion of our plan, please review to Part I, Item 1, Business. Management estimates that cash on hand together with advances from Desmet will allow the Company to operate beyond fiscal 2018.

The accompanying consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern. As a result of the aforementioned factors, our independent auditors, in their report on our audited financial statements as of and for the year ended June 30, 2016, expressed substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies and Revenue Recognition

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. The accounting policies and estimates described below are those we consider most critical in preparing its consolidated financial statements. The following is a review of the accounting policies and estimates that include significant judgments made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used instead.

Note 3 to our consolidated financial statements includes a summary of significant accounting policies, estimates, and methods used in the preparation of our financial statements. Accounting estimates are an integral part of the preparation of financial statements and are based on judgments by management using its knowledge and experience about the past and current events and assumptions regarding future events, all of which we consider to be reasonable. These judgments and estimates reflect the effects of matters that are inherently uncertain and that affect the carrying value of our assets and liabilities, the disclosure of contingent liabilities and reported amounts of expenses during the reporting period.

Revenue Recognition

Revenue from the sale of our Nano Reactor® systems is recognized when persuasive evidence of an agreement exists; shipment has occurred, including transfer of title and risk of loss for product sales, or services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collectability is reasonably assured.

We are also entitled to certain non-refundable profit share from our distributor from the sale of the reactors. Pursuant to the May 2012 agreement with our distributor, the profit share was fixed and determinable at the time of shipment, and as such, recorded upon shipment and acceptance of the reactors by the distributor. Pursuant to the January 2016 agreement with our distributor, the profit share is not fixed at the time of delivery, and as such, revenue will be recognized when the profit share is fixed and determinable, which will generally be upon delivery of our CTi Nano Neutralization System by the distributor to its customer.

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

Share-Based Compensation

We periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. We account for stock option and warrant grants issued and vesting to non- employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

Determining the fair value of share-based awards at the measurement date requires judgment, including estimating the expected term that stock options and warrants will be outstanding prior to exercise, the associated volatility, and the expected dividends. We estimate the fair value of options granted using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period the options are expected to be outstanding and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of our stock for a period approximating the expected life, and the risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues approximating the expected life. Judgment is also required in estimating the amount of share-based awards that will be forfeited prior to vesting. We believe that these assumptions are “critical accounting estimates” because significant changes in the assumptions used to develop the estimates could materially affect key financial measures including net income (loss).

Recent Accounting Pronouncements

See Note 3 of the financial statements for discussion of recent accounting pronouncements.

Results of Operations

Below is summary comparing fiscal 2016 and fiscal 2015.

	For the Years Ended
	June 30,
	2016	2015	$ Change	% Change

Revenue	$1,798,217	$489,255	$1,308,962	267.5%
Cost of revenue	121,505	73,253	48,252	65.9%
Gross profit	1,676,712	416,002	1,260,710	303.1%

General and administrative expenses	1,214,561	1,772,618	(558,057)	-31.5%
Research and development expenses	29,371	22,310	7,062	31.7%
Total operating expenses	1,243,932	1,794,928	(550,996)	-30.7%
Income (loss) from operations	432,780	(1,378,926)	1,811,706	-131.4%
Interest expense and other	-	-	-
Net income (loss)	$432,780	$(1,378,926)	1,811,706	-131.4%

Revenue

During the year ended June 30, 2016, revenue increased 267% to $1,798,217 and was derived from the sale of four of our CTi Nano Neutralization Systems and fifteen reactor lines (a total of 45 reactors) delivered to Desmet as part of the revised agreement entered into in January 2016. During the year ended June 30, 2015, revenue of $489,255 was derived largely from the sale of three of our CTi Nano Neutralization Systems.

Operating Expenses

Operating expenses for fiscal 2016 amounted to $1,243,932 versus $1,794,928 fiscal 2015, a decrease of $550,996 or 31%. The decrease was mostly attributable to a 32% reduction in General and administrative (G&A) expenses, which in turn was mostly affected by a reduction in non-cash compensation for officers and consultants. Non-cash expense items such as amortization and depreciation expense of $60,126, and inventory valuation loss of $18,792 among others, amounted to a small proportion of G&A expenses, with major expense categories being salaries and payroll taxes of approximately $505,000, professional fees of approximately $174,000, various insurance policies amounting to $96,333 and travel, insurance and marketing services fees. Research and development (R&D) expense increased by $7,062 for the year ended June 30, 2016 due to reactor systems tested in fiscal 2016 and as we tended to rely less on our partner, Desmet Ballestra, for R&D.

In fiscal 2015, non-cash expense items such as share based compensation of $64,080 and consulting expense of $245,375, together with patent amortization and depreciation expense of $154,554, among others, amounted to just over 25% of G&A expenses, with other major expense categories being salaries and payroll taxes of approximately $476,000, professional fees of approximately $130,000, and travel, insurance and marketing services fees being some of the other major cash expense items.

Our reported Net Income in fiscal 2016 was $432,780 as compared to a Net Loss of $1,378,926 in fiscal 2015.

Liquidity and Capital Resources

During the fiscal year ended on June 30, 2016, cash used in operating activities of $759,604 and net investing activities (purchases of inventory) of $61,565 were financed with cash reserves and receipts of cash as both advances and sales from our partner, Desmet Ballestra.

During the fiscal year ended June 30, 2015, proceeds from sale of 5.2 million shares of common stock amounted to $375,498. These proceeds financed operating activities of $100,691 and investing activities resulting in purchase of equipment of $22,750. These activities resulted in net increase in cash of $252,057.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  During the year ended June 30, 2016, we utilized $759,604 of cash in operations. As of June 30, 2016, we had a working capital deficiency of $791,252 and a stockholders’ deficit of $642,775.   We have also been dependent on certain aspects of its funding from a technology agreement with a distributor. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of us to continue as a going concern. In addition, our independent registered public accounting firm, in its report on our June 30, 2016 consolidated financial statements, has raised substantial doubt about our ability to continue as a going concern. Management’s plan is to generate income from operations by continuing to license its technology globally through our strategic partner with the Desmet Ballestra Group (Desmet). Pursuant to a R&D, Marketing and Technology License agreement with Desmet that was signed in January 2016, Desmet has provided us monthly advances of $50,000 which started in January of 2016 and are expected to continue through August 2018 but can be terminated on each August 1 under certain circumstances. These advances will be applied against future sales to Desmet. During the year ended June 30, 2016 advances received from Desmet amounted to $500,000.

We will also attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. There is no assurance that such financing will be available in the future or obtained in sufficient amounts necessary to meet our needs, that we will be able to achieve profitable operations or that we will be able to meet our future contractual obligations. Should management fail to obtain such financing, we may curtail its operations.

Sources and Uses of Cash

During the fiscal year ended June 30, 2016, net cash used in operating activities amounted to $759,604, an increase over fiscal 2015 of almost $658,913. During the year ended June 30, 2016 we received gross proceeds of $500,000 in advances against future sales from our partner, Desmet Ballestra, and $113,767 as payment for reactors. This cash was used largely to pay operating costs, professional service providers such as auditors and accountants, acquire new inventory, pay management salaries and to pay travel and insurance expenses. The Agreement with Desmet expired in May 2015 and the new agreement was signed in January of 2016 which provides for monthly advances of $50,000 to us.  During fiscal 2015, net cash used in operating activities amounted to $100,691 and we received gross proceeds of $1,375,000 in advances against future sales from our partner, Desmet Ballestra.

Net cash used in investing activities for property, plant, and equipment during fiscal 2016 and fiscal 2015 amounted to $61,565 and $22,750 respectively.

We did not conduct any financing activities in the current fiscal year ended June 30, 2016. For the fiscal year ended June 30, 2015 net cash provided by financing activities of $375,498 consisted of cash received as a result of the sale of our common stock. These proceeds financed the operating and investing activities and provided net cash increase for future operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for Smaller Reporting Companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cavitation Technologies, Inc.
Los Angeles, CA

We have audited the accompanying consolidated balance sheets of Cavitation Technologies, Inc. (the “Company”) as of June 30, 2016 and 2015 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cavitation Technologies, Inc. as of June 30, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has experienced recurring net losses since inception and has a stockholders deficit as of June 30, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.
Los Angeles, California
October 13, 2016

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2016	2015

ASSETS

Current assets:
Cash and cash equivalents	$657,396	$1,478,565
Inventory, net	153,811	135,599
Total current assets	811,207	1,614,164

Property and equipment, net	122,641	100,372
Patents, net	16,336	37,166
Other assets	9,500	9,500
Total assets	$959,684	$1,761,202

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$171,029	$198,686
Accrued payroll and payroll taxes due to officers	994,033	1,016,223
Related party payable	1,147	1,147
Advances from distributor, net	436,250	1,620,701
Total current liabilities	1,602,459	2,836,757

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2016 and June 30, 2015, respectively	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 193,997,906 and 184,968,551 shares issued and outstanding as of June 30, 2016 and 2015, respectively	193,998	184,968
Additional paid-in capital	22,062,888	21,259,285
Common stock issuable, 9,029,251 shares	-	812,633
Accumulated deficit	(22,899,661)	(23,332,441)
Total stockholders’ deficit	(642,775)	(1,075,555)
Total liabilities and stockholders’ deficit	$959,684	$1,761,202

See accompanying notes, which are an integral part of these consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,
	2016	2015

Revenue	$1,798,217	$489,255
Cost of revenue	121,505	73,253
Gross profit	1,676,712	416,002

General and administrative expenses	1,214,561	1,772,618
Research and development expenses	29,371	22,310
Total operating expenses	1,243,932	1,794,928

Net Income (loss)	$432,780	$(1,378,926)

Net income (loss) per share,
Basic and Diluted	$0.00	$(0.01)

Weighted average shares outstanding,
Basic	193,997,906	183,378,917

Diluted	194,352,745	183,378,917

See accompanying notes, which are an integral part of these consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Preferred		Common Stock		Additional Paid-	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Issuable	Deficit	Total
Balance at June 30, 2014	-	$-	177,906,365	$177,906	$20,580,952	$812,633	$(21,953,515)	$(382,024)

Fair value of shares of common stock issued for services			1,068,000	1,068	63,012			64,080
Common stock issued for cash			5,193,328	5,193	370,305			375,498
Common stock issued for cancelled options			800,858	801	(359)			442
Fair value of vested warrants					245,375			245,375
Net Loss							(1,378,926)	(1,378,926)
Balance at June 30, 2015	-	-	184,968,551	184,968	21,259,285	812,633	(23,332,441)	(1,075,555)

Issuance of common stock			9,029,355	9,030	803,603	(812,633)		-
Net Income							432,780	432,780
Balance at June 30, 2016	-	$-	193,997,906	$193,998	$22,062,888	$-	$(22,899,661)	$(642,775)

See accompanying notes, which are an integral part of these consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended June 30,
	2016	2015

Operating activities:
Net income (loss)	$432,780	$(1,378,926)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	60,126	89,780
Fair value of common stock issued for services	-	64,080
Fair value of vested warrants	-	245,375
Allowance for inventory obsolescence	18,792	22,852
Fair value of common stock issued for cancelled options	-	442

Effect of changes in:
Inventory	(37,004)	(41,807)
Accounts payable and accrued expenses	(27,657)	25,576
Accrued payroll and payroll taxes due to officers	(22,190)	(13,808)
Advances from distributor	436,250	1,375,000
Reduction in advances due to realization of revenues from distributor	(1,620,701)	(489,255)
Net cash used in operating activities	(759,604)	(100,691)

Investing activities:
Purchase of property and equipment	(61,565)	(22,750)
Net cash used in investing activities	(61,565)	(22,750)

Financing activities:
Proceeds from sale of common stock	-	375,498
Net cash provided by financing activities	-	375,498

Net change in cash	(821,169)	252,057
Cash, beginning of period	1,478,565	1,226,508
Cash, end of period	$657,396	$1,478,565

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes, which are an integral part of these consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2016 AND 2015

Note 1 - Organization

Cavitation Technologies, Inc. (referred to herein, unless otherwise indicated, as “the Company,” “CTi,” “we,” “us,” and “our”) is a Nevada corporation originally incorporated under the name Bio Energy, Inc. CTi has developed, patented, and commercialized proprietary technology that may be used in liquid processing applications. CTi’s patented Nano Reactor® is the critical component of CTi Nano Neutralization® System which has commercially been shown to reduce operating costs and increase yields in refining vegetable oils. We have three US and one international patented systems, as well as eight US approved patents for various processes, and have filed another fifteen US and international patents to employ our proprietary technology in applications including vegetable and oil refining, waste water treatment, algae oil extraction, and alcoholic beverage enhancement.

In addition, we have commercialized our CTi Nano Neutralization® System in the refining process of certain vegetable oils which has proven to reduce costs and increase yields for our customers.

Note 2 - Basis of Presentation and Going Concern

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  During the year ended June 30, 2016, the Company utilized $759,604 of cash in operations. As of June 30, 2016, the Company had a working capital deficiency of $791,252 and a stockholders’ deficit of $642,775. The Company has also been dependent on certain aspects of its funding from a technology agreement with a distributor. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern. Management’s plan is to generate income from operations by continuing to license its technology globally through our strategic partner with the Desmet Ballestra Group (Desmet). Pursuant to a R&D, Marketing and Technology License agreement with Desmet that was signed in January 2016, Desmet has provided the Company with monthly advances of $50,000 which started in January of 2016 and will continue through August 2018 but can be terminated on each August 1 under certain circumstances. These advances are expected to be applied against future sales to Desmet. During the year ended June 30, 2016 advances received from Desmet amounted to $500,000.

The Company will also attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. There is no assurance that such financing will be available in the future or obtained in sufficient amounts necessary to meet the Company’s needs, that the Company will be able to achieve profitable operations or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

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

Level 3 - inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

As of June 30, 2016, the carrying value of certain accounts such as inventory, accounts payable, accrued expenses and accrued payroll approximates their fair value due to the short-term nature of such instruments.

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

Revenue Recognition

Revenue from the sale of the Company’s Nano Reactor® Systems is recognized when persuasive evidence of an agreement exists; shipment has occurred, including transfer of title and risk of loss for product sales, or services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collectability is reasonably assured.

The Company is also entitled to certain non-refundable profit share from its distributor from the sale of the reactors. Pursuant to the May 2012 agreement with its distributor, the profit share was fixed and determinable at the time of shipment, and as such, recorded upon shipment and acceptance of the reactors by the distributor. Pursuant to the January 2016 agreement with the Company’s distributor, the profit share is not fixed at the time of delivery, and as such, revenue will be recognized when the profit share is fixed and determinable, which will generally be upon delivery of the NANO Neutralization System by the distributor to its customer.

Cash

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost which approximates market value.

The Company maintains its cash with one domestic financial institution. From time to time, cash balance in this domestic bank may exceed federally insured limits provided by the Federal Deposit Insurance Corporation (“FDIC”) of up to $250,000. As of June 30, 2016 and 2015, before adjustments for outstanding checks and deposits in transit, the Company had approximately $657,000 and $1,489,000, respectively, on deposit with one bank. The Company believes that no significant concentration of credit risk exists with respect to this cash balances because of its assessment of the creditworthiness and financial viability of this financial institution.

Accounts Receivable

The Company evaluates the collectability of our trade accounts receivable based on a number of factors. In circumstances where it becomes aware of a specific customer’s inability to meet its financial obligations to us, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount that management believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due trade accounts receivable outstanding.

Inventory

Inventory, net of an allowance for excess quantities and obsolescence, is stated at the lower of cost or market. Cost is determined on a specific item basis. Inventory is composed of finished goods and represents costs incurred to manufacture the Company’s Nano Reactor® systems.

Property and Equipment

Property and equipment is presented at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Betterments, renewals, and extraordinary repairs that extend the life of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to retired assets are removed from the Company’s accounts, and the gain or loss on dispositions, if any, is recognized in the consolidated statements of operations.

Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives.

Leasehold improvements	Shorter of life of asset or lease
Furniture	5-7 Years
Office equipment	5 Years
Lab equipment	4 Years
Skid systems (demo units)	4 Years

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended June 30, 2016 and 2015, the Company did not recognize any impairment for its property and equipment.

Patents

Capitalized patent costs represent legal fees associated with procuring and filing patent applications. The Company accounts for patents in accordance with ASC 350-30, General Intangibles Other Than Goodwill. The Company has five patents issued in fiscal 2013, 2012 and 2011. As of June 30, 2016, the Company has a total of 25 patents pending. The patents have duration of twenty years from filing date. The Company amortizes its patents over a four-year period which we believe is a reasonable estimate based upon its estimate of time until the next generation of reactors is developed or until other forms of competition appear.

During the year ended June 30, 2016, the Company recognized patent amortization expense of $20,830. As of June 30, 2016, total capitalized patent costs amounted to $129,363 and accumulated amortization of $113,027 or a net balance of $16,336.

During the year ended June 30, 2015, the Company recognized patent amortization expense of $30,307. As of June 30, 2015, total capitalized patent costs amounted to $129,363 and accumulated amortization of $92,127 or a net balance of $37,166.

At June 30, 2016, future estimated patent amortization costs are as follows:

Year Ended
June 30,	Amount

2017	13,501
2018	2,835
Total	$16,336

Impairment of Intangible and Long-Lived Assets

In accordance with ASC 350-30, General Intangibles Other than Goodwill, the Company evaluates amortizable intangibles and long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. Based on the Company annual impairment tests, management believes there is no impairment of its intangibles and long-lived assets as of June 30, 2016 and 2015. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of intangibles and long-lived assets.

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

The fair value of the Company’s common stock option and warrant grants is estimated using the Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

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

Advertising Costs

Advertising costs (including marketing expense) incurred in the normal course of operations are expensed as incurred. Advertising expenses amounted to $45,241 and $23,285 for the years ended June 30, 2016 and 2015 respectively and was reported as part of General and administrative expenses in the accompanying Consolidated Statements of Operations.

Research and Development Costs

Research and development expenses relate primarily to the development, design, testing of preproduction prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development costs recorded during the years ended June 30, 2016 and 2015 amounted to $29,371 and $22,310, respectively.

Warranty Policy

The Company provides a limited warranty with every set of reactors sold, typically 2 to 5 years. The Company has not experienced significant claims under its warranty policy, and management determined no accrual for warranty reserve was necessary at June 30, 2016 and 2015.

Net Income (Loss) Per Share

The Company’s computation of earnings per share (“EPS”) includes basic and diluted EPS.  Basic EPS is measured as the income available to common stockholders divided by the weighted average common shares outstanding for the period.  Diluted income per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The following table sets forth the computation of basic and diluted income (loss) per common share.

	June 30,
	2016	2015

Net income (loss)	$432,780	$(1,378,926)

Weighted average common shares – basic	193,997,906	183,378,917
Dilutive effect of outstanding stock options	354,839	-
Weighted average shares – diluted	194,352,745	183,378,917

Net income (loss) per common share:
Basic and Diluted	$0.00	$(0.01)

There were no adjustments to net income (loss) required for purposes of computing diluted earnings per share. At June 30, 2016 and 2015, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of its diluted earnings per share, as their effect would have been antidilutive.

	June 30, 2016	June 30, 2015
Options	12,241,153	12,810,957
Warrants	64,326,510	68,259,843

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Dependence on Desmet Ballestra

The Company’s revenue is entirely dependent on Desmet Ballestra who is its exclusive distribution agent with regard to the CTi Nano Neutralization® System for edible oils. During the year ended June 30, 2016 and 2015, 100% of the Company’s revenue was derived from Desmet (see Note 4).

Note 4 - Agreement with Desmet Ballestra

2012 Agreement

On May 14, 2012 the Company signed a three-year global Research and Development, Marketing and Technology License Agreement with the n.v. Desmet Ballestra Group s.a. (Desmet), a Belgian company that is actively marketing the NANO Neutralization System, the key component of which is the Company’s reactor to soybean and other vegetable oil refiners. The agreement provided Desmet (licensee) a limited, exclusive license and right to develop, design and supply Nano Reactor® systems which incorporate Nano Reactor® devices on a global basis but is limited to oils and fats and oleo chemical applications. The Company (licensor) remains owner of the current patents and patent applications but Desmet will be co-owner of any new process patent applications jointly developed. Desmet provided, under certain conditions, limited monthly advance payments of $125,000 against future sales to CTi through May 15, 2015. The agreement with Desmet expired in May 2015.

Pursuant to the 2012 Agreement, the Company was recognizing revenue from the sale of the reactors upon shipment and acceptance by Desmet as the Company had no further obligations to Desmet other than the reactor’s two-year standard warranty. In addition, the Company was also entitled to a non-refundable share in gross margin or profit from the sale of Desmet’s integrated neutralization system to its customer of which the reactors are an integral component. Such revenues were recognized upon shipment of the reactors to Desmet as these amounts were fixed and the Company had no further obligation or commitment in the installation of the integrated neutralization system to Desmet’s customer, other than the reactors warranty.

During the years ended June 30, 2016 and 2015, the Company recorded revenues of $1,620,701 and $489,255 pursuant to the 2012 agreement and as of June 30, 2015, $1,620,701 of advance payments were received.

As of June 30, 2016, the Company had no further obligations to Desmet under this agreement.

2016 Agreement

On January 22, 2016, the Company signed a similar three-year agreement with Desmet effective August 1, 2015. As part of the agreement, Desmet will provide, under certain conditions, limited monthly advance payments of $50,000 against future sales to CTi. The agreement may be terminated by Desmet every August 1 should Desmet and its affiliates fail to convert a minimum of six Nano Reactors systems to sold status during the period of June 1 to May 31. The agreement may also be terminated in case the Company were to lose its rights under the patents and patent applications being used in the Company’s CTi NANO Neutralization System.

Pursuant to the 2016 Agreement, the Company recognizes revenue from sale of reactors upon shipment and acceptance by Desmet, as the Company has no further obligations to Desmet other than the reactor’s two-year standard warranty. In addition, Desmet now pays for such reactors on credit terms and the amount of the sale is recorded as a receivable upon acceptance by Desmet. The Company also continues to receive a share in gross margin or profit from the sale of Desmet’s integrated neutralization system to its customer of which the reactors are an integral component, however, such amount is now subject to adjustment based on certain factors including costs over run. The Company deemed that such amount is not yet fixed and determinable upon shipment of the reactors. As a result, the corresponding revenue is now being recognized upon installation and acceptance of the integrated neutralization system by Desmet’s customer.

During the year ended June 30, 2016, the Company recorded revenues of $177,516 and received $500,000 of advance payments pursuant to the 2016 agreement. As of June 30, 2016, $63,750 of the recorded revenues was not yet collected, as such, for financial reporting purposes, the Company deducted this amount from the advance payments received which resulted in a net balance of $436,250 in advances from distributor, net as of that date.

Note 5 - Property and Equipment

Property and equipment consists of the following as of June 30, 2016 and June 30, 2015:

	June 30,	June 30,
	2016	2015

Leasehold improvement	$2,475	$2,475
Furniture	26,837	26,837
Office equipment	1,499	1,499
Equipment	68,380	68,380
Systems	352,655	291,090
	451,846	390,281
Less: accumulated depreciation and amortization	(329,205)	(289,909)
Property & Equipment, net	$122,641	$100,372

Depreciation expense for the years ended June 30, 2016 and 2015 amounted to $39,296 and $59,473, respectively and was reported as part of General and administrative expenses in the accompanying Consolidated Statements of Operations.

Note 6 - Accrued Payroll and Payroll Taxes to Officers and former officers

As of June 30, 2016 and 2015, the Company had accrued unpaid salaries to officers and former officers amounting to $994,033 and $1,016,223, respectively.

Note 7 - Stockholders’ Deficit

Common Stock

Year ended June 30, 2016

On September 25, 2015, the Company issued 9,029,255 shares of common stock pursuant to a settlement of notes payable in April 2014. These shares were reflected as Common Stock issuable in the accompanying Statement of Changes in Stockholders’ Deficit as of June 30, 2015, such amounts were reclassified to additional paid in capital upon their issuance during the year ended June 30, 2016.

Year ended June 30, 2015

In October 2014, the Company issued 1,068,000 shares of common stock valued at $64,080 as payment to a service provider. These shares were valued at fair value at the date of issuance.

In July 2014 the Company issued 5,193,328 shares of common stock to various entities and individuals in exchange for cash proceeds of $375,498, net of commissions of $14,359. In addition, the Company also granted these entities and individuals five year, fully vested warrants to purchase 5,193,328 shares of common stock at $0.12 per share. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public.

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

Preferred Stock

On March 17, 2009, the Company filed an Amended and Restated Articles of Incorporation and created two  new series of preferred stock, the first of which is designated Series A Preferred Stock and the second of which is designated as Series B Preferred Stock. The total number of shares of Common Stock which this corporation has authority to issue is 1,000,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock of which 5,000,000 shares are designated as Series A Preferred Stock, and 5,000,000 shares are designated as Series B Preferred Stock, with the rights, preferences and privileges of the Series B Preferred Stock to be designated by the Board of Directors. Each share of Common Stock and Preferred Stock has a par value of $0.001. As of June 30, 2016 and 2015, there are no shares of Series A or Series B Preferred Stock issued and outstanding.

Stock Options

The Company has not adopted a formal stock option plan. However, it has assumed outstanding stock options resulting from the acquisition of its wholly-owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non- plan grants. A summary of the stock option activity from June 30, 2016 and 2015 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding June 30, 2014	13,611,815	$0.44	6.37

- Granted	-	-	-
- Forfeited/Replaced	(800,858)	-	-
- Exercised	-	-	-
- Expired	-	-	-
Outstanding at June 30, 2015	12,810,957	$0.44	5.35
- Granted	-	-	-
- Forfeited/Replaced	-	-	-
- Exercised	-	-	-
- Expired	(214,965)	-	-
Outstanding at June 30, 2016	12,595,992	$0.44	4.96

In June 2015, the Company cancelled fully vested stock options to purchase 800,858 shares of common stock that were granted to a consultant in prior periods. In exchange for the cancellation, the Company issued to the consultant 800,858 shares of common stock.

As of June 30, 2016 and 2015, all outstanding options were fully vested and exercisable. The intrinsic value of the outstanding options as of June 30, 2016 was $0. The following table summarizes additional information concerning options outstanding and exercisable at June 30, 2016.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

0.03	11,174,021	5.45	0.03	11,174,021	5.45
0.33	350,677	1.10	0.33	350,677	1.10
0.67	1,071,294	1.10	0.67	1,071,294	1.10
	12,595,992			12,595,992

Warrants

A summary of the Company’s warrant activity and related information from as of June 30, 2016 and 2015 is as follows.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at June 30, 2014	63,066,514	$0.06	6.91

Granted	5,193,329	$0.12	5.00
Exercised	-
Expired	-
Outstanding at June 30, 2015	68,259,843	$0.07	5.77

Granted	-	-	-
Exercised	-	-	-
Expired	(3,933,333)
Outstanding at June 30, 2016	64,326,510	$0.07	5.09

In July 2014, the Company issued warrants to purchase 5,193,329 shares of common stock to the purchasers of our common stock offering. The warrants are exercisable at $0.12 per share, vesting immediately and expiring in 5 years from the grant date.

During the year ended June 30, 2015, the Company recognized compensation expense of $245,375 to account for the fair value of vested warrants granted to a consultant and a member of our Board of Directors.

As of June 30, 2016 and 2015, all outstanding warrants were fully vested and exercisable. The intrinsic value of the outstanding warrants as of June 30, 2016 and 2015 was $0 and $651,999, respectively. The following table summarizes additional information concerning warrants outstanding and exercisable at June 30, 2016.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

0.04 - 0.07	43,999,851	5.94	$0.05	43,999,851	$0.05
0.12	20,326,659	3.25	$0.12	20,326,659	$0.12
	64,326,510			64,326,510

The table below represents the assumptions used in valuing the stock options and warrants granted in fiscal 2016 and 2015:

	Year Ended June 30,
	2016	2015

Expected life in years	-	3 - 10
Stock price volatility	-	183% - 191%
Risk free interest rate	-	2.75% - 3.21%
Expected dividends	-	None
Forfeiture rate	-	0%

The assumptions used in the Black Scholes models referred to above are based upon the following data: (1) the contractual life of the underlying non-employee options is the expected life. The expected life of the employee option is estimated by considering the contractual term of the option, the vesting period of the option, the employees’ expected exercise behavior and the post-vesting employee turnover rate. (2) The expected stock price volatility was based upon the Company’s historical stock price over the expected term of the option. (3) The risk free interest rate is based on published U.S. Treasury Department interest rates for the expected terms of the underlying options. (4) The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future. (5) The expected forfeiture rate is based on historical forfeiture activity and assumptions regarding future forfeitures based on the composition of current grantees.

Note 10 - Income Taxes

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before income tax expense as a result of the NOL carry forward. Therefore, the Company’s effective tax rate is 0.0%. The Company files income tax returns in the United States (“Federal”) and California (“State”) jurisdictions. The Company is subject to Federal and State income tax examinations by tax authorities for all years since its inception.

At June 30, 2016, the Company had Federal and State net operating loss carry forwards available to offset future taxable income of approximately $8.7 million. These carry forwards will begin to expire in the year ending June 30, 2017 through 2023, subject to IRS limitations, including change in ownership.

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

At June 30, 2016, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets of approximately $4.4 million would not be realized. Accordingly, the Company has recorded a valuation allowance for 100% of its cumulative deferred tax assets. The components of our deferred tax assets are as follows.

June 30,
2016
Net Operating loss carryforwards	$3,585,000
Stock compensation expense	725,000
Amortization of Patents	58,000
Reserve for Obsolete Inventory	68,000
Total net deferred tax assets	4,436,000
Less valuation discount	(4,436,000)
Net deferred tax assets	$-

A reconciliation of the difference between the expense and income taxes as the statutory US federal income tax are as follows:

June 30,
2016
Computed tax provision (benefit) at federal statutory rate (34%)	$(254,000)
State income taxes (7%), net of federal benefit	(52,000)
Valuation allowance	306,000
Income tax provision	$-

As a result of the implementation of certain provisions of ASC 740-10, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of June 30, 2016.

Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its consolidated statements of operations. There is no interest or penalties accrued as of June 30, 2016.

The following summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years

Federal	2011 - 2015
California	2010 - 2015

The Company’s net operating loss carry forwards are subject to IRS examination until they are utilized and such tax years are closed.

Note 11 - Commitments and Contingencies

Lease Agreement

The Company leases approximately 5,000 square feet of office and warehouse space under a non-cancellable lease agreement through February 1, 2018.  Monthly payments are approximately $5,000 per month. The Company has a security deposit of $9,500 associated with this lease. Future minimum lease payments under our non-cancelable operating lease through February 2018 is as follows:

Year End	Amount
June 30, 2017	$60,000
June 30, 2018	35,000
Total	$95,000

Total rent expense was $53,359 and $61,236 for the years ended June 30, 2016 and 2015 and was reported as part of General and administrative expenses in the accompanying Consolidated Statements of Operations,

Royalty Agreements

On July 1, 2008, the Company’s wholly owned subsidiary entered into Patent Assignment Agreements with two parties, its President as well as its former Chief Executive Officer (CEO) and current Technology Senior Manager, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and former CEO/ current Technology Senior Manager have been assigned to the Company.  In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of the President and former CEO/ current Technology Senior Manager for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010. The Company’s former CEO/ current Technology Senior Manager and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2016.

On April 30, 2008 (as amended November 22, 2010), the Company’s wholly owned subsidiary entered into an employment agreement with the Director of Chemical and Analytical Department (the “Inventor”) providing that the Inventor shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of June 30, 2016, no patents have been granted in which this person is the legally named inventor.

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

a.	In August 2014, a former employee and former Director filed an administrative Complaint for approximately $179,000 in unpaid wages, plus penalties and interest, with the California Labor Commissioner’s Office (CLCO). In January 2016, the CLCO ruled in favor of the Company and dismissed the case. As a result of this ruling, the Company’s obligation to the former employee and former Director only amounted to approximately $134,000 which was already accrued in prior periods and included as part of Accrued Payroll and payroll taxes due to officers in the accompanying balance sheet.

In February 2016, the former employee and former Director appealed this ruling to the Los Angeles County Superior Court.  In addition to defending itself, the Company also has filed a cross-complaint against the former employee and former Director for breach of contract and breach of fiduciary duty as a Director.  Trial is currently scheduled to begin in 2017. Based upon available information at this very early stage of litigation, Management believes the likelihood of material loss resulting from this lawsuit to be remote.

b.	The Company has several patents issued by the US Patent Office with regards to the use and efficacy of its Nano Reactors. In August 2015, a competitor, Arisdyne System filed a complaint challenging the patentability of certain claims of the Company’s Patent No. 8,911,808 B2 or Patent 808. Patent 808 is currently being used in the reactors purchased by the Company’s distributor, Desmet. In January 2016, the Company and Arisdyne System terminated the complaint with no monetary compensation paid.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with rule 13a-15(a), our management must maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, or the Exchange Act, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of ours principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of June 30, 2016.

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed under the supervision of our principal executive and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, (as defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the year ended June 30, 2016. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies. We intend on hiring the necessary staff to address the weaknesses once additional capital is obtained which will allow full operations to commence. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Certain of the information required by this item will be contained in the Form 10-K/A to be filed within 120 days of June 30, 2016. Such information is incorporated into this item by reference.

ITEM 11. Executive Compensation.

Certain of the information required by this item will be contained in the Form 10-K/A to be filed within 120 days of June 30, 2016. Such information is incorporated into this item by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

Certain of the information required by this item will be contained in the Form 10-K/A to be filed within 120 days of June 30, 2016. Such information is incorporated into this item by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Certain of the information required by this item will be contained in the Form 10-K/A to be filed within 120 days of June 30, 2016. Such information is incorporated into this item by reference.

ITEM 14. Principal Accountant Fees and Services.

Certain of the information required by this item will be contained in the Form 10-K/A to be filed within 120 days of June 30, 2016. Such information is incorporated into this item by reference.

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

3.   Exhibits

The exhibits required by Item 601 of Regulation S-K are included in Item 15(b) below.

(b) - Exhibits.

			Incorporated by Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form	Period Ended	Exhibit	Filing Date

3(i)(a)	Articles of Incorporation - original name of Bioenergy, Inc.		SB-2	N/A	3.1	October 19, 2006
3(i)(b)	Articles of Incorporation - Amended and Restated		10-Q	December 31, 2008	3-1	February 17, 2009
3(i)( c )	Articles of Incorporation - Amended and Restated		10-Q	June 30, 2009	3-1	May 14, 2009
3(i)(d)	Articles of Incorporation - Amended; increase in authorized shares		8-K	N/A	N/A	October 29, 2009
3(i)(e)	Articles of Incorporation - Certificate of Amendment; forward split		10-Q	September 30, 2009	3-1	November 16, 2009

10.1	Patent Assignment Agreement between the Company and Roman Gordon dated July 1, 2008.		8-K	June 30, 2009	10.1	May 18, 2010
10.2	Patent Assignment Agreement between the Company and Igor Gorodnitsky dated July 1, 2008.		8-K	June 30, 2009	10.2	May 18, 2010
10.3	Assignment of Patent Assignment Agreement between the Company and Roman Gordon		8-K	June 30, 2009	10.3	May 18, 2010
10.4	Assignment of Patent Assignment Agreement between the Company and Igor Gorodnitsky		8-K	June 30, 2009	10.4	May 18, 2010
10.5	Employment Agreement between the Company and Roman Gordon date March 17, 2008		10-K/A	June 30, 2009	10.3	October 20, 2011
10.6	Employment Agreement between the Company and Igor Gorodnitsky dated March 17, 2008		10-K/A	June 30, 2009	10.4	October 20, 2011
10.7	Employment Agreement with R.L. Hartshorn dated Sept. 22, 2009		10-Q	December 31, 2011	10.70	February 10, 2012
10.8	Employment and Confidentiality and Invention Assignment Agreement between the Company and Varvara Grichko dated April 30, 2008		10-Q	December 31, 2010	10.3	February 11, 2011
10.9	Board of Director Agreement - James Fuller		10-Q	December 31, 2011	10.12	October 20, 2011
10.10	Technology and License Agreement with Desmet Ballestra dated 14 May 2012		10-K	June 30, 2012	10.10	October 12, 2012
10.11	Convertible Note Payable - Prolific Group LLC - $25,000		10-Q	December 31, 2011	10.40	February 10, 2012
10.12	Convertible Note Payable - Tripod Group LLC - $30,000		10-Q	December 31, 2011	10.41	February 10, 2012
14.1	Code of Business Conduct and Ethics*		10-K	June 30, 2011	14.1	September 28, 2011
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted	X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted	X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Loan Agreement - Desmet Ballestra - Oct. 26, 2010		10-Q	September 30, 2010	99.1	November 12, 2010

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

*	In accordance with Regulation S-K 406 of the Securities Act of 1934, we undertake to provide to any person without charge, upon request, a copy of our “Code of Business Conduct and Ethics”. A copy may be requested by sending an email to info@cavitationtechnologies.com.

(c) - Financial Statement Schedules

See Item (a) 2 above.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	October 13, 2016
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	October 13, 2016
N. Voloshin	(Principal Financial Officer)

/s/ James Fuller	Audit Committee Chairman,	October 13, 2016
James Fuller	Independent Financial Expert