Form 10-Q
period 2016-09-30
Cavitation Technologies, Inc.
filed 2016-11-14
CIK 1376793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

YES    ☐       NO    ☒

As of November 14, 2016, the issuer had 193,997,906 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2016	2016
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$443,037	$657,396
Inventory, net	152,444	153,811
Total current assets	595,481	811,207

Property and equipment, net	114,232	122,641
Patents, net	12,978	16,336
Other assets	9,500	9,500
Total assets	$732,191	$959,684

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$154,042	$171,029
Accrued payroll and payroll taxes due to officers	994,033	994,033
Related party payable	1,147	1,147
Advances from distributor, net	472,500	436,250
Total current liabilities	1,621,722	1,602,459

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2016 and June 30, 2016, respectively	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 193,997,906 shares issued and outstanding as of September 30, 2016 and June 30, 2016, respectively	193,998	193,998
Additional paid-in capital	22,062,888	22,062,888
Accumulated deficit	(23,146,417)	(22,899,661)
Total stockholders' deficit	(889,531)	(642,775)
Total liabilities and stockholders' deficit	$732,191	$959,684

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended
	September 30,
	2016	2015

Revenue	$85,000	$496,279
Cost of revenue	7,912	44,509
Gross profit	77,088	451,770

General and administrative expenses	317,515	288,653
Research and development expenses	6,329	12,508
Total operating expenses	323,844	301,161

Net Income (loss)	$(246,756)	$150,609

Net income (loss) per share,
Basic and Diluted	$(0.00)	$0.00

Weighted average shares outstanding,
Basic	193,997,906	193,997,906

Diluted	193,997,906	198,778,888

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

Condensed Consolidated Statements of Changes in Stockholders' Deficit (unaudited)

	Series A Preferred		Common Stock		Additional Paid-	Accumalated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balance at June 30, 2016	-	$-	193,997,906	$193,998	$22,062,888	(22,899,661)	(642,775)

Net Loss						(246,756)	(246,756)
Balance at September 30, 2016	-	$-	193,997,906	$193,998	$22,062,888	$(23,146,417)	$(889,531)

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended September 30,
	2016	2015
Operating activities:
Net loss	$(246,756)	$150,609
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,767	15,845

Effect of changes in:
Inventory	1,367	(10,879)
Accounts payable and accrued expenses	(16,987)	28,409
Advances from distributor	100,000	-
Reduction in advances due to realization of revenues from distributor	(63,750)	(496,279)
Net cash used in operating activities	(214,359)	(312,295)

Net change in cash	(214,359)	(312,295)
Cash, beginning of period	657,396	1,478,565
Cash, end of period	$443,037	$1,166,270

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$1,600	$1,600

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three months ended September 30, 2016 and 2015

Note 1 - Organization and Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") as promulgated in the United States of America ("U.S.") and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three months ended September 30, 2016 are not indicative of the results that may be expected for the fiscal year ending June 30, 2017. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2016 filed on October 13, 2016. The condensed consolidated balance sheet as of June 30, 2016 has been derived from the audited financial statements included in the Form 10-K for that year.

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

Management's Plan Regarding Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  During the three months ended September 30, 2016, the Company incurred a net loss of $246,756 and used $214,359 of cash in operating activities.  As of September 30, 2016, the Company had a working capital deficiency of $1,026,241 and a stockholders' deficit of $889,531. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In addition, our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2016 expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

As of September 30, 2016, we had cash and cash equivalents on hand of $443,036 and are not generating sufficient funds to cover operations. In addition to the funds on hand, Management believes we will require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partner, the Desmet Ballestra Group (Desmet). Desmet has agreed to provide us monthly advances of $50,000 to be applied against future sales pursuant to a January 2016 agreement. During the three months ended September 30, 2016, the Company received $100,000 advances from Desmet.

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

At September 30, 2016 and June 30, 2016, the fair values of cash and cash equivalents, inventory and accounts payable approximate their carrying values due to their short-term nature.

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

Patents

Capitalized patent costs represent legal fees associated with procuring and filing patent applications. The Company accounts for patents in accordance with ASC 350-30, General Intangibles Other Than Goodwill. The Company has five patents issued in fiscal 2014, 2012 and 2011. During fiscal years 2015 and 2016, we also received approvals in the US for another 5 patents for various processes and 1 for another device/apparatus. We also received 1 patent approval for its device in Singapore. As of September 30, 2016, the Company has a total of 15 patents pending. The patents have duration of twenty years from filing date. The Company amortizes its patents over a four-year period which we believe is a reasonable estimate based upon its estimate of time until the next generation of reactors is developed or until other forms of competition appear.

During the three months ended September 30, 2016 and 2015, we recorded amortization expense of $3,358 and $6,021 respectively which was recorded as part of General and Administrative Expenses in the accompanying Statement of Operations. As of September 30, 2016, and June 30, 2016 the Company had remaining unamortized patent costs of $12,978 and $16,336 respectively.

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

Dependence on Desmet Ballestra

Our revenue is entirely dependent on Desmet Ballestra who is our exclusive distribution agent with regard to the CTi Nano Neutralization® System for edible oils. During the period ended September 30, 2016, 100% of our revenue was derived from Desmet sales efforts (see Note 3).

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

As of September 30, 2016, the Company had 11,685,852 stock options and 64,326,510 stock warrants outstanding to purchase shares of common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive.

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

In March 2016, the FASB issued the ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU require, among other things, that all income tax effects of awards be recognized in the income statement when the awards vest or are settled. The ASU also allows for an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Business and Credit Concentrations

The Company’s cash balances in financial institutions at times may exceed federally insured limits. As of September 30, 2016, and June 30, 2016, before adjustments for outstanding checks and deposits in transit, the Company had approximately $443,000 and $657,000, respectively, deposited in one financial institution. The deposits are federally insured up to $250,000. The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of this financial institution.

All recorded revenues during the three months ended September 30, 2016 of $85,000 were attributable to one customer (see Note 3).

Note 3 - Agreement with Desmet Ballestra

On January 22, 2016, the Company signed a three-year agreement with Desmet effective August 1, 2015 for the sale and marketing of the Company’s Nano reactor system. As part of the agreement, Desmet will provide, under certain conditions, limited monthly advance payments of $50,000 against future sales to CTi. The agreement may be terminated by Desmet every August 1 should Desmet and its affiliates fail to convert a minimum of six Nano Reactors System to sold status during the period of June 1 to May 31. The agreement may also be terminated in case the Company loses ownership of patents and patent applications being used in the NANO Neutralization System.

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

During the three months ended September 30, 2016, the Company recognized revenue of $85,000 related to the shipment and acceptance of reactors to Desmet and received advances in the aggregate of $100,000 pursuant to this agreement. As of September 30, 2016, the Company also recorded receivable from Desmet in the aggregate of $127,500, as such, for financial reporting purposes, the Company deducted this amount from the advance payments received which resulted in a net balance of $472,500 in advances from distributor, net as of that date. The Company expects to recognize approximately $317,000 from its share in gross margin in future periods upon delivery and acceptance of the NANO Neutralization System by Desmet to its customer.

Note 4 - Property and Equipment

Property and equipment consisted of the following as of September 30, 2016 and June 30, 2016:

	September 30,	June 30,
	2016	2016

Leasehold improvement	$2,475	$2,475
Furniture	26,837	26,837
Office equipment	1,499	1,499
Equipment	68,380	68,380
Systems	352,655	352,655
	451,846	451,846
Less: accumulated depreciation and amortization	(337,614)	(329,205)
Property & Equipment, net	$114,232	$122,641

Depreciation expense for the three months ended September 30, 2016 and 2015 amounted to $8,409 and $9,824, respectively which was recorded as part of General and Administrative Expenses in the accompanying Statement of Operations.

Note 5 - Accrued Payroll and Payroll Taxes

As of September 30, 2016 and June 30, 2016, the Company had accrued unpaid salaries due to current and former officers of the Company and the corresponding estimated payroll taxes in the aggregate of $994,033.

Note 6 - Stockholders' Deficit

Stock Options

The Company has not adopted a formal stock option plan. However, it has assumed outstanding stock options resulting from the acquisition of its wholly-owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non- plan grants. A summary of the stock option activity from September 30, 2016 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding June 30, 2016	12,595,992	$0.10	4.96

- Granted	-
- Forfeited	-	-	-
- Exercised	-	-	-
- Expired	(910,140)	-	-
Outstanding September 30, 2016	11,685,852	$0.07	5.02
Exercisable and vested at September 30, 2016	11,685,852	$0.07	5.02

The intrinsic value of the outstanding options was $0 as of September 30, 2016.

The following table summarizes additional information concerning options outstanding and exercisable at September 30, 2016.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.03	11,000,000	5.71	$0.03	11,000,000	5.71
$0.33	174,022	1.85	$0.33	174,022	1.85
$0.67	511,830	1.75	$0.67	511,830	1.75
	11,685,852			11,685,852

Warrants

A summary of the Company's warrant activity and related information for the three months ended on September 30, 2016 is as follows.

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at June 30, 2016	64,326,510	$0.07	5.09

Granted	-	$-	-
Exercised	-	$-
Expired	-	$-
Outstanding at September 30, 2016	64,326,510	$0.07	4.83
Vested and exercisable at September 30, 2016	64,326,510	$0.07	4.83

As of September 30, 2016, all warrants granted were vested. The intrinsic value of the outstanding warrants was $0 as of September 30, 2016. The following table summarizes additional information concerning warrants outstanding and exercisable at September 30, 2016.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.04 - 0.07	43,999,851	5.69	$0.05	43,999,851	$0.05
$0.12	20,326,659	3.00	$0.12	20,326,659	$0.12
	64,326,510			64,326,510

Note 7 - Commitments and Contingencies

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

During the three months ended September 30, 2016, we recorded revenue of $85,000, net loss of $246,756 and used cash in operations of $214,359.

Management's Plan

We are engaged in merchandising our Neutralization System which is designed to help refine vegetable oils such as soybean, canola, sunflower and rapeseed.  Our near term goal is to continue to merchandise our systems through our partner, Desmet Ballestra Group (Desmet). During the three months ended September 30, 2016, we recorded revenues of $85,000 and incurred a net loss of $246,756.  As of September 30, 2016, the Company had a working capital deficiency of $1,026,241 and a stockholders' deficit of $889,531.   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.

As of September 30, 2016, we had cash and cash equivalents on hand of $443,037 and are not generating sufficient funds to cover operations. In addition to the funds on hand, Management believes we will require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partner, Desmet. Desmet has agreed to provide us monthly advances of $50,000 to be applied against future sales pursuant to a January of 2016 agreement. During the three months ended September 30, 2016, the Company received $100,000 advances from Desmet.

In addition to these advances, we anticipate that we will need additional funding, and we will attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such agreement with Desmet will be successful and such financing will be consummated or obtained in sufficient amounts necessary to meet our needs, or that we will be able to meet our future contractual obligations. Should management fail to obtain such financing, we may curtail operations. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As a result of the aforementioned factors, our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2016, expressed substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

CTi's critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended June 30, 2016, and did not change for the three months ended September 30, 2016.

 Results of Operations

The following is a comparison of our results of operations for the three months ended September 30, 2016 and 2015.

	For the Quarter Ended
	Sept 30,
	2016	2015	$ Change	% Change

Revenue	$85,000	$496,279	$(411,279)	-82.9%
Cost of revenue	7,912	44,509	(36,597)	-82.2%
Gross profit	77,088	451,770	(374,682)	-82.9%

General and administrative expenses	317,515	288,653	28,862	10.0%
Research and development expenses	6,329	12,508	(6,179)	-49.4%
Total operating expenses	323,844	301,161	22,683	7.5%
Income (loss) from operations	(246,756)	150,609	(397,365)	-263.8%
Interest expense and other	-	-	-
Net income (loss)	$(246,756)	$150,609	(397,365)	-263.8%

Revenue

We recorded $85,000 in revenue in the first three months September 30, 2016 and $496,279 in revenue in the three months ended September 30, 2015. Included in the recorded revenue for the three-month ended September 30, 2015 was a share in gross margin from the sale of reactor system to Desmet amounting to $341,278. There was no similar transaction recorded in 2016.

Cost of Revenue

During the three months ended September 30, 2016, our cost of sales amounted to $7,912, and to $44,509 during the same period in prior year, which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the three months ended September 30, 2017 amounted to $323,844 compared with $301,161 for the same period in 2016, an increase of $22,683, or 7.5%. In the first quarter of fiscal 2017, compensation amounted to $137,689 or 43% of total costs compared with $104,228 or 35% of total costs in the first quarter of fiscal 2016. This increase in compensation in the first quarter of fiscal 2017 was attributable largely to an increase in management salaries.

The other major component of operating expense was professional service fees related to accounting, and legal services which amounted to $56,507 or 17% of total operating expenses versus professional service fees related to accounting, and legal services which amounted to $47,318 or 16% in fiscal 2016.

Research and development (R&D) expenses remained relatively low as we continued to rely on Desmet Ballestra for support in R&D. It is our intention to pursue R&D as our cash position permits.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.   As of September 30, 2016, the Company had a working capital deficiency of $1,026,241 and a stockholders' deficit of $889,531. Furthermore, we have been dependent on most of our funding from a technology agreement with a distributor. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2016 expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of us to continue as a going concern.

Management's plan is to generate income from operations by licensing our technology globally through our strategic partner, the Desmet Ballestra Group (Desmet). In January 2016, we signed a marketing and research and development agreement with Desmet which include among others, a monthly advance of $50,000 that will be applied to future sales. We will need additional funding, and we will attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

At September 30, 2016, we had cash on hand in the amount of $443,037. In addition to the funds on hand, we will require additional funds to continue to operate our business. This includes expenses we will incur in connection with costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, we have contractual commitments for salaries to our executive officers. In light of our financial commitments over the next several months and its liquidity constraints, we have implemented cost reduction measures in all areas of operations. We intend to review these measures on an ongoing basis and make additional decisions as may be required.

Cash Flow

Net cash used by operating activities during the three months ended September 30, 2016 amounted to $214,359 compared with $312,295 provided by these activities for the same period in fiscal 2016. Funding for the operating activities was provided by cash reserves and advances from a distributor. For the first quarter of fiscal 2017, we paid $137,639 in employees' compensation, $56,507 in professional services fees, $24,766 in various insurance premiums, and approximately $100,000 in fixed operating costs and other obligations. In the first quarter of 2016, we paid $104,228 in employees' compensation, $47,318 in professional services fees, $24,500 in various insurance premiums, and approximately $137,000 in fixed operating costs and other obligations.

There was no cash used for investing activities in the current fiscal quarter, as well as the same period of fiscal 2016.

For the periods ended September 30, 2016, and September 30, 2015 there were no financing activities.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of September 30, 2016, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the first quarter of fiscal 2016 that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

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

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	November 14, 2016
6Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	November 14, 2016
N. Voloshin	(Principal Financial Officer)

/s/ Jim Fuller	Audit Committee Chairman, Independent Financial Expert	November 14, 2016
Jim Fuller

