Form 10-K/A
period 2016-06-30
Cavitation Technologies, Inc.
filed 2016-12-09
CIK 1376793

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
YES    ☐       NO    ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant by reference to the price at which the common equity was last sold, or of the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter: $3,879,958 as of September 30, 2016 based on the closing price of $0.02 per share on such dates and 193,997,906 non-affiliate shares outstanding.

The registrant had 193,997,906 shares of common stock outstanding on December 9, 2016.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A hereby amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2016, which Cavitation Technologies, Inc. (the "Company") previously filed with the Securities and Exchange Commission ("SEC") on October 13, 2016. We are filing this amendment to include the information required in Part III, Items 10 through 14, that was previously omitted from the Form 10-K. We are also including as Exhibits current certifications required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

Except as expressly set forth herein, this Form 10-K/A does not reflect events occurring after the date of the original filing of the Form 10-K or modify or update any of the other disclosures contained therein in any way. Accordingly, this Form 10-K/A should be read in conjunction with the original filing on Form 10-K and the Company's other filings with the SEC.

i

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Person	Age	Position

Igor Gorodnitsky	56	President, PEO, Secretary and Director
Naum Voloshin	53	Principal Accounting Officer
Roman Gordon (Resigned)	66	CTO and Director
John Zotos	60	Director
James Fuller	75	Director

Audit committee standing members consisted of John Zotos and James Fuller as of June 30, 2016. We anticipate forming compensation, governance, and other committees as necessary.

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

James Fuller. Mr. Fuller is an independent director, and has been Chairman of our Audit Committee and Independent Financial Expert since February, 2010. He was formerly a Vice President of the New York Stock Exchange and director of the Securities Investor Protection Corporation. In addition to his over 30 years of experience in the securities markets, Mr. Fuller sat on the Board of Trustees of the University of California, Santa Cruz and previously served as Chairman of their Audit Committee and Independent Financial Expert. Jim has been a partner at Baytree Capital Associates, LLC since March 2008. He received his BS in Political Science from San Jose State University and his MBA from California State University - Fresno. Mr. Fuller also served as a Director of Propell Technologies Group, Inc (OTCQB: Propell), a public company engaged in oil and gas exploration from October 14, 2011 until February 17, 2015. Based on Mr. Fuller’s extensive experience in finance as well as his prior public company experience it was determined that Mr. Fuller should serve on the Company’s Board.

Roman Gordon. Mr. Gordon has been our Chief Technology Officer since 2011, and he served as Chief Executive Officer and Chairman of the Board since September 26, 2008 prior to that and until 2011. He also became a permanent Director of the Company's Board during fiscal year 2015. With more than 15 years of experience in energy risk management and business management, he is one of the inventors of our intellectual properties. From 2003 to 2005 Mr. Gordon was president of Bubble Bee Corp., a car wash development company. Mr. Gordon was in charge of engineering, construction and development of environmentally friendly car wash water recycling systems. From 1997 to 2002, he was Chairman of a publicly traded electric service provider company (ESP), PowerSource Corp., where he participated in the power marketing of renewable energy and in evaluation and environmental compliance. PowerSource Energy Service Provider Corporation was an active participant in the "PowerGreen - 100" and "PowerGreen - 25" programs. Mr. Gordon received his bachelor degree in 1974 from Polytechnical Institute in Civil Engineering. Based on his knowledge of the Company’s industry and technology, and his business understanding and prior public company experience it was determined that Mr. Gordon should serve on the Company’s Board. Mr. Gordon resigned as the Company’s CTO and a Board Member in July of 2016, and is employed as the Company’s Senior Technology Manager.

Naum Voloshin. Mr. Voloshin has over 20 years of experience in investment banking, business operations and marketing. Prior to joining CTi in November 2012, Mr. Voloshin worked for several developmental stage companies in US, Europe and Asia. The scope of his duties was to provide management, supervision, business experience and marketing skills.

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to us during fiscal 2016 ended June 30, 2016, there were no delinquent forms filed during the year except one late filing of a Form 4 for a disposition of shares by Roman Gordon..

Director Independence

Although our common stock is not listed on a national securities exchange, for purposes of independence we use the definition of independence applied by the NASDAQ stock market. The Board has determined that Messrs. Zotos and Fuller are ”independent” in accordance with such definition. Neither Mr. Gorodnitsky nor Mr. Gordon is independent due to their current positions with the Company.

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

								Changes in
								Pension
								Value and
							Non-Equity	Non-Qualified	All
					Stock	Option	Incentive Plan	Deferred	Other
	Year	Salary		Bonus	Awards (1)	Awards	Compensation	Compensation	Compensation	Totals
Igor Gorodnitsky *	2016	$169,000	(1)	$-	-	$-	$-	$-	$-	$169,000
President, Principal Executive Officer	2015	$165,950	(1)	$-	-	$-	$-	$-	$-	$165,950

Naum Voloshin	2016	$97,000	(2)	$-	-	$-	$-	$-	$-	$97,000
Principal Accounting Officer	2015	$65,750	(2)	$-	-	$-	$-	$-	$-	$65,750

Roman Gordon * **	2016	$169,000	(3)	$-	-	$-	$-	$-	$-	$169,000
Chief Technology Officer	2015	$165,950	(3)	$-	-	$	$-	$-	$-	$165,950
(Resigned)

(1)	For the year ended June 30, 2016, Mr. Gorodnitsky earned a base salary of $169,000, all of which was paid in full. At June 30, 2016, Mr. Gorodnitsky was owed an aggregate of $247,198 in unpaid compensation for services he rendered during the years ended June 30, 2012 and 2011. For the year ended June 30, 2015, Mr. Gorodnitsky earned a base salary of $165,950 which was paid in full.

(2)	For the year ended June 30, 2016, Mr. Voloshin earned a base salary of $91,000 all of which was paid in full. Mr. Voloshin earned a base salary of $60,750 for the year ended June 30, 2015, all of which was paid in full.

(3)	For the year ended June 30, 2016, Mr. Gordon earned a base salary of $169,000, all of which was paid in full. At June 30, 2016, Mr. Gordon was owed an aggregate of $203,198 in unpaid compensation for services rendered during the years ended June 30, 2012 and 2011. For the year ended June 30, 2015, Mr. Gordon earned a base salary of $165,950 which was paid in full.

*Messrs Gorodnitsky and Gordon also served as members of the Board of Directors during fiscal 2016 but did not receive any compensation for those services.

** Mr. Gordon resigned in July of 2016 as the CTO and as a Board Member and remained as the Company’s Senior Technology Manager

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding equity-based awards that were held by executive officers as of June 30, 2016.

	Option Awards					Stock Awards
			Equity					Equity	Equity Incentive
			Incentive				Market	Incentive	Plan Awards:
	Number	Number	Plan Awards				value of	Plan Awards	market or
	of securities	of securities	# of Securities			# of Shares	Shares	# of Unearned	payout value of
	Underlying	Underlying	underlying			or units of	or units of	Shares, units	unearned shares,
	Unexercised	Unexercised	Unexercised	Option/warrant	Option/warrant	stock that	stock that	or other	units or other
	Options/warrants	Options/warrants	Unearned	Exercise	expiration	have not	have not	rights that	rights that have
Name	# Exercisable	# Unexercisable	Options	Price	date	vested	vested	have not vested	not vested

Igor Gorodnitsky	4,250,000	-	-	$0.05	12/18/2022	-	-	-	$-
President and	5,000,000	-	-	$0.04	3/20/2023	-	-
Principal Executive Officer

Roman Gordon	4,250,000	-	-	$0.05	12/18/2022	-	-	-	$-
Chief Technology Officer	5,000,000	-	-	$0.04	3/20/2023	-	-

Naum Voloshin	-	-	-	$-	-	-	-	-	$-
Principal Accounting Officer	3,000,000	-	-	$0.04	10/10/2023	-	-

We do not offer retirement benefit plans to our executive officers.

Compensation of Directors

The following table sets forth certain information with respect to the compensation paid to our directors for fiscal 2016 determined on the basis of rules adopted by the SEC relating to smaller reporting companies.

	Fees			Non-equity
	Earned			inventive	Non-qualified
	or paid	Stock	Option	plan	deferred	All other
	in cash	Awards	Awards	compensation	compensation	compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)

James Fuller (1)	$-	$-	$-	$-	$-	$-	$-
John Zotos (1)	$-	$-	$-	$-	$-	$-	$-
Igor Gorodnitsky (1)	$-	$-	$-	$-	$-	$-	$-
Roman Gordon (1)	$-	$-	$-	$-	$-	$-	$-

1)	Mssrs. Fuller, Zotos, Gorodnitsky and Gordon did not receive any compensation for their services in fiscal 2016. Also, Mr. Gordon resigned as a Director on July 15, 2016.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock known by us to be owned beneficially as of December 9, 2016 and the date hereof by: (i) each person (including any group) that owns more than 5% of any class of the voting securities of our company; (ii) each director and officer of our company; and (iii) directors and officers as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown. The address for all directors and officers, unless otherwise indicated, is 10019 Canoga Avenue, Chatsworth, CA 91311.

			Amount and
			Nature of
		Title of	Beneficial	Percent of
Name of Beneficial Owner		Class	Ownership	Class (1)
Igor Gorodnitsky	(2)	Common Stock	26,573,475	13.1	%(3)
President , Principal Executive Officer, Director

James Fuller	(2)	Common Stock	837,500	0.4%
Chairman of Audit Committee, Director

Roman Gordon	(2)	Common Stock	24,938,475	12.3	%(3)
Director, Chief Technology Officer

Naum Voloshin	(2)	Common Stock	3,000,000	1.5%
Principal Accounting Officer

John Zotos	(2)	Common Stock	1,000,000	0.5	%(5)
Director

West Point Partners LLC	(4)	Common Stock	15,220,000	7.55	%(4)

Directors and Officers		Common Stock	56,349,450	26.5%
(as a group, five individuals)

(1)	Based on 193,997,906 issued and outstanding shares of common stock as of December 9, 2016.
(2)	The mailing address for all Directors and Officers is 10019 Canoga Ave., Chatsworth, CA 91311.
(3)	In addition, Messrs. Gorodnitsky and Gordon each have the right to acquire 4,250,000 shares of common stock through stock options and 5,000,000 shares of common stock through warrants.
(4)	West Point Partners LLC is controlled by Mrs. Galina Voloshin and it’s mailing address is 1745 Camino Palmero, Los Angeles, CA 90046.
(5)	Mr Zotos was granted a total of 1,000,000 warrants to acquire company's stock, all of which are vested as of December 9, 2016.

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

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.03	11,800,858	6.96	$0.03	11,800,858	6.96
$0.33	637,297	2.31	$0.33	637,297	2.31
$0.67	1,173,660	2.68	$0.67	1,173,660	2.68
	13,611,815			13,611,815

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Related Party Transactions

Other than compensation agreements and other arrangements with our executive officers and directors, since the beginning of our last fiscal year , there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, executive officers, holders of more than five percent of any class of our voting securities or any member of the immediate family of the foregoing persons had or will have a direct or indirect material interest.

Director Independence

As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company's directors and specified committees of the board of directors meet independence standards prescribed by such rules. For the purpose of preparing the disclosures in this Report on Form 10-K regarding director independence, we have used the definition of "independent director" set forth in the Marketplace Rules of The NASDAQ, which defines an "independent director" generally as a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these standards, we believe that James Fuller and John Zotos are Independent Financial Experts and independent directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit

Our principal auditing firm during fiscal 2016 and 2015 was Weinberg & Co, in Los Angeles. Weinberg & Co performed reviews of quarterly financial statements included on Forms 10-Q for the first three quarters of 2016 and is the principal auditing firm for the audit of our annual financial statements included with Form 10-K for fiscal 2016 and received approximately $91,000 for these services.

Tax Fees

The aggregate fees billed in fiscal 2016 and 2015 for professional services rendered by the principal accountant for tax preparation amounted to $8,440 and $12,500 respectively.

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
December 9, 2016

CAVITATION TECHNOLOGIES, INC.

/s/ Naum Voloshin
Naum Voloshin
Chief Financial Officer
(Principal Financial Officer)
December 9, 2016

