Form 10-K/A
period 2016-06-30
Cavitation Technologies, Inc.
filed 2017-01-25
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Amendment No 2)

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

CAVITATION TECHNOLOGIES, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2016
TABLE OF CONTENTS

 EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A hereby amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2016, which Cavitation Technologies, Inc. (the "Company") previously filed with the Securities and Exchange Commission ("SEC") on October 13, 2016 and December 9, 2016. We are filing this amendment to revise Disclosure Controls and Procedures in Item 9A . We are also including as Exhibits current certifications required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

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

Vegetable Oil Refining

Our first commercial application for our technology is the CTi Nano Neutralization® System . Our environmentally friendly process has been shown to reduce refining costs, increase oil yield, and limit the amount of chemical additives used in chemical refining vegetables oils. This patented process (US Patent # 8,911,808) is designed to be incorporated into new and existing soybean, rapeseed, and canola oil chemical refineries.

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

We and Desmet have worked together to determine the appropriate sales approach and installation process. Our CTi Nano Neutralization System is designed to be used as an add-on process to an existing neutralization system within soybean and other vegetable oil refineries. Desmet is now focused on marketing our CTi’s Nano Neutralization® System to vegetable oil refiners to help them increase profits through cost savings and improved oil yields. Desmet purchases our CTi Nano Neutralization Reactor Systems from us and installs them at the refinery as part of an integrated neutralization system. Based on successful commercial implementations, Desmet guarantees minimum economic benefits to a facility that installs our CTi Nano Neutralization® Systems . We are therefore substantially dependent on Desmet to identify prospects, complete sales contracts, install the system and manage relationships with end-users. We focus on developing additional Nano Reactor® applications and managing the intellectual property issues associated with new developments.

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

In addition to these advances, we anticipate that we will need additional funding, and we will attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations. For a more detailed discussion of our plan, please review to Part I, Item 1, Business . Management estimates that cash on hand together with advances from Desmet will allow the Company to operate beyond fiscal 2018.

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

Revenue

During the year ended June 30, 2016, revenue increased 267% to $1,798,217 and was derived from the sale of four of our CTi Nano Neutralization Systems and fifteen reactor lines (a total of 45 reactors) delivered to Desmet as part of the revised agreement entered into in January 2016. During the year ended June 30, 2015, revenue of $489,255 was derived largely from the sale of three of our CTi Nano Neutralization Systems ..

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

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.
Los Angeles, California
January 25, 2017

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

Patents

Capitalized patent costs represent legal fees associated with procuring and filing patent applications. The Company accounts for patents in accordance with ASC 350-30, General Intangibles Other Than Goodwill . The Company has five patents issued in fiscal 2013, 2012 and 2011. As of June 30, 2016, the Company has a total of 25 patents pending. The patents have duration of twenty years from filing date. The Company amortizes its patents over a four-year period which we believe is a reasonable estimate based upon its estimate of time until the next generation of reactors is developed or until other forms of competition appear.

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

Impairment of Intangible and Long-Lived Assets

In accordance with ASC 350-30, General Intangibles Other than Goodwill , the Company evaluates amortizable intangibles and long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. Based on the Company annual impairment tests, management believes there is no impairment of its intangibles and long-lived assets as of June 30, 2016 and 2015. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of intangibles and long-lived assets.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10, Income Taxes .  The Company recognizes deferred tax assets and liabilities to reflect the estimated future tax effects, calculated at anticipated future tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers . ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern , which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statements and disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases . ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

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

Note 4 - Agreement with Desmet Ballestra

2012 Agreement

On May 14, 2012 the Company signed a three-year global Research and Development, Marketing and Technology License Agreement with the n.v. Desmet Ballestra Group s.a. (Desmet), a Belgian company that is actively marketing the NANO Neutralization System , the key component of which is the Company’s reactor to soybean and other vegetable oil refiners. The agreement provided Desmet (licensee) a limited, exclusive license and right to develop, design and supply Nano Reactor® systems which incorporate Nano Reactor® devices on a global basis but is limited to oils and fats and oleo chemical applications. The Company (licensor) remains owner of the current patents and patent applications but Desmet will be co-owner of any new process patent applications jointly developed. Desmet provided, under certain conditions, limited monthly advance payments of $125,000 against future sales to CTi through May 15, 2015. The agreement with Desmet expired in May 2015.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal controls and procedures, (as defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the year ended June 30, 2016. Based on Management conducted as assessment of our internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are ineffective based upon that criteria. Our management discovered certain conditions that we deemed to be material weaknesses and significant deficiencies in our internal controls, as follows:

A lack of accounting and finance resources as well as effective oversight by those in charge of governance resulted in insufficient controls over timely financial statement preparation and review as well as the preparation and review around accounting for certain complex transactions.

The design of monitoring controls used to assess the design and operating effectiveness of our internal controls is inadequate. We also do not have an adequate internal process to report deficiencies in internal control to management on a timely basis.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents were filed as part of the annual report on Form 10-K on October 13, 2016 and are incorporated by reference:

1.   Financial Statements

The financial statements were filed as part of this report under Item 8 “Financial Statements and Supplementary Data” on October 13, 2016.

2.   Financial Statement Schedules

All other schedules are omitted because they are not applicable or the required information is presented in the financial statements and notes thereto.

3.   Exhibits

The exhibits required by Item 601 of Regulation S-K are included in Item 15(b) below.

(b) - Exhibits.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date

3(i)(a)	Articles of Incorporation - original name of Bioenergy, Inc.		SB-2	N/A	3.1	October 19, 2006
3(i)(b)	Articles of Incorporation - Amended and Restated		10-Q	December 31, 2008	3-1	February 17, 2009
3(i)(c)	Articles of Incorporation - Amended and Restated		10-Q	June 30, 2009	3-1	May 14, 2009
3(i)(d)	Articles of Incorporation - Amended; increase in authorized shares		8-K	N/A	N/A	October 29, 2009
3(i)(e)	Articles of Incorporation - Certificate of Amendment; forward split		10-Q	September 30, 2009	3-1	November 16, 2009
10.1	Patent Assignment Agreement between the Company and Roman Gordon dated July 1, 2008.		8-K	June 30, 2009	10.1	May 18, 2010
10.2	Patent Assignment Agreement between the Company and Igor Gorodnitsky dated July 1, 2008.		8-K	June 30, 2009	10.2	May 18, 2010
10.3	Assignment of Patent Assignment Agreement between the Company and Roman Gordon		8-K	June 30, 2009	10.3	May 18, 2010
10.4	Assignment of Patent Assignment Agreement between the Company and Igor Gorodnitsky		8-K	June 30, 2009	10.4	May 18, 2010
10.5	Employment Agreement between the Company and Roman Gordon date March 17, 2008		10-K/A	June 30, 2009	10.3	October 20, 2011
10.6	Employment Agreement between the Company and Igor Gorodnitsky dated March 17, 2008		10-K/A	June 30, 2009	10.4	October 20, 2011
10.7	Employment Agreement with R.L. Hartshorn dated Sept. 22, 2009		10-Q	December 31, 2011	10.70	February 10, 2012
10.8	Employment and Confidentiality and Invention Assignment Agreement between the Company and Varvara Grichko dated April 30, 2008		10-Q	December 31, 2010	10.3	February 11, 2011
10.9	Board of Director Agreement - James Fuller		10-Q	December 31, 2011	10.12	October 20, 2011
10.10	Technology and License Agreement with Desmet Ballestra dated 14 May 2012		10-K	June 30, 2012	10.10	October 12, 2012
10.11	Convertible Note Payable - Prolific Group LLC - $25,000		10-Q	December 31, 2011	10.40	February 10, 2012
10.12	Convertible Note Payable - Tripod Group LLC - $30,000		10-Q	December 31, 2011	10.41	February 10, 2012
14.1	Code of Business Conduct and Ethics*		10-K	June 30, 2011	14.1	September 28, 2011
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted	X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Loan Agreement - Desmet Ballestra - Oct. 26, 2010		10-Q	September 30, 2010	99.1	November 12, 2010
101.INS	XBRL Instance Document		10-K	June 30, 2016	101.INS	October 13, 2016
101.SCH	XBRL Taxonomy Extension Schema		10-K	June 30, 2016	101.SCH	October 13, 2016
101.CAL	XBRL Taxonomy Extension Calculation Linkbase		10-K	June 30, 2016	101.CAL	October 13, 2016
101.DEF	XBRL Taxonomy Extension Definition Linkbase		10-K	June 30, 2016	101.DEF	October 13, 2016
101.LAB	XBRL Taxonomy Extension Label Linkbase		10-K	June 30, 2016	101.LAB	October 13, 2016
101.PRE	XBRL Taxonomy Extension Presentation Linkbase		10-K	June 30, 2016	101.PRE	October 13, 2016

*	In accordance with Regulation S-K 406 of the Securities Act of 1934, we undertake to provide to any person without charge, upon request, a copy of our “Code of Business Conduct and Ethics”. A copy may be requested by sending an email to info@cavitationtechnologies.com.

(c) - Financial Statement Schedules

See Item (a) 2 above.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	January 25, 2017
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	January 25, 2017
N. Voloshin	(Principal Financial Officer)

