Form 10-K/A
period 2016-06-30
Cavitation Technologies, Inc.
filed 2017-02-08
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Amendment No. 3)

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

CAVITATION TECHNOLOGIES, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2016
TABLE OF CONTENTS

 EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A hereby amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2016, which Cavitation Technologies, Inc. (the “Company”) previously filed with the Securities and Exchange Commission (“SEC”) on October 13, 2016 and December 9, 2016. We are filing this amendment to revise Disclosure Controls and Procedures in Item 9A. We are also including as Exhibits current certifications required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

Except as expressly set forth herein, this Form 10-K/A does not reflect events occurring after the date of the original filing of the Form 10-K or modify or update any of the other disclosures contained therein in any way. Accordingly, this Form 10-K/A should be read in conjunction with the original filing on Form 10-K and the Company’s other filings with the SEC.

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

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.
Los Angeles, California
February 8, 2017

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal controls and procedures, (as defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the year ended June 30, 2016. Based on Management conducted as assessment of our internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our internal controls over financial reporting are ineffective. Our management discovered certain conditions that we deemed to be material weaknesses and significant deficiencies in our internal controls, as follows:

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

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	February 8, 2017
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	February 8, 2017
N. Voloshin	(Principal Financial Officer)

