Form 10-Q
period 2016-12-31
Cavitation Technologies, Inc.
filed 2017-02-17
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

YES    ☐          NO    ☒

As of February 17, 2017, the issuer had 193,997,906 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2016	2016
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$399,430	$657,396
Inventory	162,129	153,811
Total current assets	561,559	811,207

Property and equipment, net	107,839	122,641
Patents, net	9,620	16,336
Other assets	9,500	9,500
Total assets	$688,518	$959,684

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$158,468	$171,029
Accrued payroll and payroll taxes due to officers	994,033	994,033
Related party payable	1,147	1,147
Advances from distributor, net	688,123	436,250
Total current liabilities	1,841,771	1,602,459

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 193,997,906 shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	193,998	193,998
Additional paid-in capital	22,062,888	22,062,888
Accumulated deficit	(23,410,139)	(22,899,661)
Total stockholders' deficit	(1,153,253)	(642,775)
Total liabilities and stockholders' deficit	$688,518	$959,684

See accompanying notes, which are an integral part of these consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$35,000	$144,388	$120,000	$640,667
Cost of revenue	7,912	21,781	15,824	66,290
Gross profit	27,088	122,607	104,176	574,377

General and administrative expenses	287,493	333,674	606,974	622,327
Research and development expenses	1,351	2,321	7,680	14,829
Total operating expenses	288,844	335,995	614,654	637,156

Net Loss	$(261,756)	$(213,388)	$(510,478)	$(62,779)

Net Loss per share,
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding,
Basic and Diluted	193,997,906	193,997,906	193,997,906	193,997,906

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited)

	Series A Preferred		Common Stock		Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balance at June 30, 2016	-	$-	193,997,906	$193,998	$22,062,888	(22,899,661)	(642,775)
Net Loss						(510,478)	(510,478)
Balance at December 31, 2016	-	$-	193,997,906	$193,998	$22,062,888	$(23,410,139)	$(1,153,253)

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended December 31,
	2016	2015
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(510,478)	$(62,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,518	30,992
Effect of changes in:
Inventory	(8,318)	(20,386)
Accounts payable and accrued expenses	(12,561)	76,095
Advances from distributor	371,873	-
Reduction in distributor advances from recognition of revenues	(120,000)	(640,667)
Net cash used in operating activities	(257,966)	(616,745)

Investing activities:
Purchase of property and equipment	-	(61,565)
Net cash used in investing activities	-	(61,565)

Net decrease in cash	(257,966)	(678,310)
Cash, beginning of period	657,396	1,478,565
Cash, end of period	$399,430	$800,255

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$1,600	$1,600

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Six months ended December 31, 2016 and 2015

Note 1 - Organization and Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") as promulgated in the United States of America ("U.S.") and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the six months ended December 31, 2016 are not indicative of the results that may be expected for the fiscal year ending June 30, 2017. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2016 filed on October 13, 2016. The condensed consolidated balance sheet as of June 30, 2016 has been derived from the audited financial statements included in the Form 10-K for that year.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  During the six months ended December 31, 2016, the Company incurred a net loss of $510,478 and utilized $257,966 in operations. As of December 31, 2016, the Company had a working capital deficiency of $1,280,212 and a stockholders' deficit of $1,153,253.   These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In addition, our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2016 expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

Management's plan is to generate income from operations by continuing to market our technology and products globally through our strategic partner, the Desmet Ballestra Group (Desmet). Desmet has agreed to provide us monthly advances of $50,000 to be applied against future revenues pursuant to a January 2016 agreement. This new agreement replaces the agreement dated on May 12, 2012 that ended on May 12, 2015. During the six months ended December 31, 2016, the Company received advances from Desmet totaling $200,000.

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

The following table presents information about the Company's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of December 31, 2016 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

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

At December 31, 2016 and June 30, 2016, the fair values of cash and cash equivalents, inventory and accounts payable and accrued expenses approximate their carrying values due to their short-term nature.

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

Patents

Capitalized patent costs represent legal fees associated with procuring and filing patent applications. The Company accounts for patents in accordance with ASC 350-30, General Intangibles Other Than Goodwill. The Company has five patents issued in fiscal 2014, 2012 and 2011. During fiscal years 2015 and 2016, we also received approvals in the US for another 5 patents for various processes and 1 for another device/apparatus. We also received 1 patent approval for its device in Singapore. As of December 31, 2016, the Company has a total of 15 patents pending. The patents have duration of twenty years from filing date. The Company amortizes its patents over a four-year period which we believe is a reasonable estimate based upon its estimate of time until the next generation of reactors is developed or until other forms of competition appear.

During the six months ended December 31, 2016 and 2015, we recorded amortization expense of $6,716 and $11,344, respectively relating to our capitalized patent costs.

As of December 31, 2016 and June 30, 2016 the Company had remaining unamortized patent costs of $9,620 and $16,336 respectively.

Impairment of Intangible and Long-Lived Assets

In accordance with ASC 350-30 (General Intangibles Other than Goodwill), the Company evaluates amortizable intangibles and long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. Based on our impairment tests, management believes there is no impairment of its intangibles and long-lived assets as of December 31, 2016 and June 30, 2016. There can be no assurance, however, that market conditions will not change or demand for the Company's products under development will continue. Either of these could result in future impairment of intangibles and long-lived assets.

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

Warranty Policy

The Company provides a limited warranty with every set of reactors sold, typically two years. The Company has not experienced significant claims under its warranty policy, and management determined no accrual for warranty reserve was necessary at December 31, 2016.

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

As of December 31, 2016, the Company had 11,685,852 stock options and 64,326,509 stock warrants outstanding to purchase shares of common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive.

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

Business and Credit Concentrations

The Company’s cash balances in a financial institution at times may exceed federally insured limits. As of December 31, 2016, and June 30, 2016, before adjustments for outstanding checks and deposits in transit, the Company had approximately $399,000 and $657,000, respectively, deposited in one financial institution. The deposits are federally insured up to $250,000. The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of this financial institution.

All recorded revenues during the six months ended December 31, 2016 of $120,000 were attributable to one customer (see Note 3).

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

As of June 30, 2016, total outstanding advances from Desmet amounted to $500,000. In addition, the Company also recorded accounts receivable from Desmet of $63,750 from the sale of reactors. For financial reporting purposes, the Company deducted this amount from the advance payments received which resulted in a net balance of $436,250.

During the six months ended December 31, 2016, the Company recognized revenue of $120,000 related to the shipment and acceptance of reactors to Desmet. In addition, the Company also received advances payments amounting to $200,000 and collection of accounts receivable of $171,873.

As of December 31, 2016, total outstanding advances from Desmet amounted to $700,000. In addition, the Company also recorded accounts receivable from Desmet of $11,877 from the sale of reactors. For financial reporting purposes, the Company deducted this amount from the advance payments received which resulted in a net balance of $688,123.

The Company expects to recognize approximately $317,000 from its share in gross margin in future periods upon delivery and acceptance of the NANO Neutralization System by Desmet to its customer.

Note 4 - Property and Equipment

Property and equipment consisted of the following as of December 31, 2016 and June 30, 2016:

	December 31,	June 30,
	2016	2016

Leasehold improvement	$2,475	$2,475
Furniture	26,837	26,837
Office equipment	1,499	1,499
Equipment	68,380	68,380
Systems	352,655	352,655
	451,846	451,846
Less: accumulated depreciation and amortization	(344,007)	(329,205)
Property & Equipment, net	$107,839	$122,641

Depreciation expense for the six months ended December 31, 2016 and 2015 amounted to $14,802 and $19,648, respectively.

Note 5 - Accrued Payroll and Payroll Taxes

As of December 31, 2016 and June 30, 2016, the Company had accrued salaries to current and former officers of the Company amounting to $916,864. In addition, the Company also accrued the estimated payroll taxes due to this unpaid payroll of $77,169. The accrued payroll is unsecured and is due upon demand.

Note 6 - Stockholders' Deficit

Stock Options

A summary of the stock option activity for the six months ended December 31, 2016 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding June 30, 2016	12,595,992	$0.10	4.96

- Granted	-
- Forfeited	-	-	-
- Exercised	-	-	-
- Expired	(910,140)	-	-
Outstanding December 31, 2016	11,685,852	$0.07	4.77
Exercisable and vested at December 31, 2016	11,685,852	$0.07	4.77

The intrinsic value of the outstanding options was $94,600 as of December 31, 2016. The following table summarizes additional information concerning options outstanding and exercisable at December 31, 2016.

	Options Outstanding
		Weighted	Weighted
		Average	Average
Exercise	Number	Remaining	Exercise
Price	of Shares	Life (Years)	Price

$0.03	11,000,000	5.46	0.03
$0.33	174,022	1.60	0.33
0.67	511,830	1.50	0.67
	11,685,852

As of December 31, 2016, all stock options were vested and exercisable.

Warrants

A summary of the Company's warrant activity for the six months ended on December 31, 2016 is as follows.

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at June 30, 2016	64,326,510	$0.07	5.09

Granted	-	$-	-
Exercised	-	$-
Expired	-	$-
Outstanding at December 31, 2016	64,326,510	$0.07	4.58
Vested and exercisable at December 31, 2016	64,326,510	$0.07	4.58

As of December 31, 2016, all warrants granted were vested and exercisable. The intrinsic value of the outstanding warrants was $0 as of December 31, 2016. The following table summarizes additional information concerning warrants outstanding and exercisable at December 31, 2016.

	Warrants Outstanding
		Weighted	Weighted
		Average	Average
Exercise	Number	Remaining	Exercise
Price	of Shares	Life (Years)	Price

$0.04 - 0.07	43,999,851	5.44	$0.05
$0.12	20,326,659	2.75	$0.12
	64,326,510

Note 7 - Commitments and Contingencies

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two parties, our President and Technology Development Supervisor, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and the Technology Development Supervisor have been assigned to the Subsidiary.  In exchange, the Subsidiary agreed to pay a royalty of 5% of gross revenues to each of the President and Technology Development Supervisor for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by Cavitation Technologies on May 13, 2010 from its subsidiary. The Company's President and Technology Development Supervisor both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through December 31, 2016.

On April 30, 2008 and as amended on November 22, 2010, our wholly owned subsidiary entered into an employment agreement with our former Director of Chemical and Analytical Department (the "Inventor") to receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of December 31, 2016, no patents have been granted in which this person is the legally named inventor.

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

In February 2016, the former employee and former Director appealed this ruling to the Los Angeles County Superior Court.  In addition to defending itself, the Company also has filed a cross-complaint against the former employee and former Director for breach of contract and breach of fiduciary duty as a Director.  Trial is scheduled to begin sometime in 2017. Based upon available information at this very early stage of litigation, Management believes the likelihood of material loss resulting from this lawsuit to be remote.

Note 8 - Income Taxes

As of December 31, 2016, the Company had Federal and State net operating loss (NOL) carry forwards available to offset future taxable income of approximately $8.4 million and $8.3 million, respectively. These carry forwards will begin to expire in the years ending June 30, 2027 and June 30, 2017, respectively, subject to statutory limitations, including change in ownership.

Authoritative guidance issued by the ASC Topic 740 – Income Taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Due to the restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carry forwards, the utilization of the Company’s NOL is limited to $1.8 million per year as a result of recent cumulative changes in stock ownership. NOL’s of $8.4 million, which were incurred subsequent to the latest change in control, are not subject to the $1.8 million per year limitation. As a result of the limitations related to Internal Revenue Code Section 382 and the Company’s lack of history of profitable operations, the Company recorded a 100% valuation allowance against its net deferred tax assets as of December 31, 2016 and June 30, 2016.

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

Note 9 - Subsequent Events

The Company granted employees and a consultant warrants to purchase a total of 9.8 million shares of the Company’s common stock.  The warrants vest in five years, exercisable at $0.03 per share and will expire in 10 years.  The Company estimated the fair value of the warrants to be $387,000 and will be expensed based upon its vesting.  The average assumptions the Company used as inputs to the Black-Scholes pricing model included stock price of $0.04 per share, dividend yield of zero, a risk-free interest rate of 2.31%, expected term of 8.75 years and an expected volatility of 162%.  In addition, the Company also granted a member of the Board of Directors 200,000 shares of common stock with a fair value of $8,000 for services.

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

During the six months ended December 31, 2016, we recorded revenue of $120,000, net loss of $510,478 and used cash in operations of $257,966.

Management's Plan

We are engaged in merchandising our Neutralization System, which is designed to help refine vegetable oils such as soybean, canola, sunflower and grapeseed.  Our near term goal is to continue to merchandise our systems through our partner, Desmet Ballestra. During the six months ended December 31, 2016, we recorded revenues of $120,000 and incurred a net loss of $510,478.  As of December 31, 2016, the Company had a working capital deficiency of $1,280,212 and a stockholders' deficit of $1,153,253. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

As of December 31, 2016, we had cash and cash equivalents on hand of $399,430 and are not generating sufficient funds to cover operations. In addition to the funds on hand, Management believes we will require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to market our technology and products globally through our strategic partner, Desmet. Desmet has agreed to provide us monthly advances of $50,000 to be applied against future sales pursuant to a January 2016 agreement. During the six months ended December 31, 2016, the Company received $200,000 advances from Desmet.

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

Critical Accounting Policies

CTi's critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended June 30, 2016, and did not change for the six months ended December 31, 2016.

Results of Operations

Results of Operations for the Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015

The following is a comparison of our results of operations for the three months ended December 31, 2016 and 2015.

	For the Quarter Ended
	December 31,
	2016	2015	$ Change	% Change

Revenue	$35,000	$144,388	$(109,388)	0.0%
Cost of revenue	7,912	21,781	(13,869)	0.0%
Gross profit	27,088	122,607	(95,519)	0.0%
General and administrative expenses	287,493	333,674	(46,181)	-13.8%
Research and development expenses	1,351	2,321	(970)	-41.8%
Total operating expenses	288,844	335,995	(47,151)	-14.0%
Net Loss	$(261,756)	$(213,388)	(48,368)	22.7%

Revenue

We recorded $35,000 in revenue in the second quarter of fiscal 2017, as opposed to $144,388 in the same period of fiscal 2016. In fiscal 2017, we shipped reactors to one Desmet customer in the US. In fiscal 2016, we shipped reactors to two Desmet customers in Japan and India.

During the three months ended December 31, 2016, our cost of sales amounted to $7,912, as opposed to $21,781 in the three months ended December 31, 2015, which was the result of the revenue transactions described above.

Operating Expenses

General and administrative expenses for the three months ended December 31, 2016 amounted to $287,493 compared with $333,674 for the same period in fiscal 2016, a decrease of $46,181, or 14%. In both periods, the major expense component was employees’ compensation. In the second quarter of fiscal 2016, total compensation amounted to $131,423 or 39% of total costs compared with $121,618 or 42% of total costs in the second quarter of fiscal 2017.

During the second quarter of 2017, the other major components of general and administrative expenses were professional service fees related to accounting, and legal services which amounted to $40,475 or 14% of total operating expenses, travel expenses of $11,344 and various insurance premiums totaling $30,555. The same professional service expenses in the second quarter of fiscal 2016 amounted to $35,249 or 10.5% of total operating expenses, travel expenses of $9,904 and various insurance premiums totaling $24,526.

Research and development (R&D) expenses remained relatively low as we continued to rely on Desmet Ballestra for support in R&D. It is our intention to pursue R&D as our cash position permits.

Results of Operations for the Six Months Ended December 31, 2016 Compared to the Six Months Ended December 31, 2015

The following is a comparison of our results of operations for the six months ended December 31, 2016 and 2015.

	For the Six Months Ended
	December 31,
	2016	2015	$ Change	% Change

Revenue	$120,000	$640,667	$(520,667)	0.0%
Cost of revenue	15,824	66,290	(50,466)	0.0%
Gross profit	104,176	574,377	(470,201)	0.0%
General and administrative expenses	606,974	622,327	(15,355)	-2.5%
Research and development expenses	7,680	14,829	(7,149)	-48.2%
Total operating expenses	614,654	637,156	(22,503)	-3.5%
Net Loss	$(510,478)	$(62,779)	(447,699)	713.1%

Revenue

We recorded revenue of $120,000 in the six months ended December 31, 2016 for the reactors shipped to Desmet customers in the US. During the six months ended December 31, 2015, we recorded revenue of $640,667 which consisted primarily of NANO Neutralization System reactor sold to Desmet customers in United States, India and Japan. Included in the 2016 revenues are share in gross profit/margin of approximately $353,000 from the sale of reactors to Desmet. There were no similar revenues recorded in 2017.

Cost of Revenue

During the six months ended December 31, 2016, our cost of sales amounted to $15,824, and during the six months ended December 31, 2015, our cost of sales amounted to $66,290, both of which were the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the six months ended December 31, 2016 amounted to $606,974 compared with $622,327 for the same period in 2015, a decrease of $15,355, or 2.5%.

The primary expenditures during the first half of fiscal 2017 were approximately $98,567 for professional service fees such as accounting, legal and SEC related services, $14,508 in service and consulting fees, $19,019 in marketing and travel expenses, $55,321 in insurance expenses and $259,307 in salaries and salary related expenses. The primary expenditures during the first half of fiscal 2016 were approximately $82,568 for professional service fees such as accounting legal and SEC related services, $26,502 in service and consulting fees, $40,452 in marketing and travel expenses, $48,796 in insurance expenses and $292,168 in salaries and salary related expenses.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  During the six months ended December 31, 2016, we incurred a net loss of $510,478. As of December 31, 2016, we had a working capital deficiency of $1,280,212 and a stockholders' deficit of $1,153,253. Furthermore, we have been dependent on most of its funding from a technology agreement with a distributor. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2016 expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of us to continue as a going concern.

Management's plan is to generate income from operations by marketing our technology and products globally through our strategic partner, the Desmet Ballestra Group (Desmet). In January 2016, we signed a marketing and research and development agreement with Desmet which include among others, a monthly advance of $50,000 that will be applied to future sales. We will need additional funding, and we will attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

At December 31, 2016, we had cash on hand in the amount of $399,430. In addition to the funds on hand, we will require additional funds to continue to operate our business. This includes expenses we will incur in connection with costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, we have contractual commitments for salaries to our executive officers. In light of our financial commitments over the next several months and its liquidity constraints, we have implemented cost reduction measures in all areas of operations. We intend to review these measures on an ongoing basis and make additional decisions as may be required.

Cash Flow

Net cash used in operating activities during the six months ended December 31, 2016 amounted to $257,966, compared to net cash used of $616,745 for the same period in fiscal 2016. Funding for the operating activities was provided by $200,000 in advances from our distributor and proceeds from sale of reactors and collection of accounts receivable totaling $171,873 in the first six months of fiscal 2017. For the first half of fiscal 2017, we paid $259,307 in employees' compensation, $143,596 in professional services fees, $55,321 in various insurance premiums, and $150,365 in fixed operating costs and other obligations. For the first six months of fiscal 2016, we paid approximately $292,000 in compensation, approximately $268,000 in fixed operating costs, $68,576 in professional services fees and $48,796 in various insurance premiums.

Net cash used in investing activities during the six months ended December 31, 2015 amounted to $61,565 for the acquisition of machineries. There were no such activities in the fiscal 2017.

There were no financing activities in neither the fiscal 2016 nor the fiscal 2015.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of December 31, 2016, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the second quarter of fiscal 2017 that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 –	Legal Proceedings

We know of no material, existing or pending legal proceeding against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2 –	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 –	Defaults Upon Senior Securities

None

Item 4 –	Mine Safety Disclosures

None

Item 5 –	Other Information

None

Item 6 –	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

			Incorporated by Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form	Pd. Ending	Exhibit	Filing Date

3(i)(a)	Articles of Incorporation - original name of Bioenergy, Inc.		SB-2	N/A	3.1	October 19, 2006
3(i)(b)	Articles of Incorporation - Amended and Restated		10-Q	December 31, 2008	3-1	February 17, 2009
3(i)(c)	Articles of Incorporation - Amended and Restated		10-Q	June 30, 2009	3-1	May 14, 2009
3(i)(d)	Articles of Incorporation - Amended; increase in authorized shares		8-K	N/A	N/A	October 29, 2009
3(i)(e)	Articles of Incorporation - Certificate of Amendment; forward split		10-Q	December 31, 2009	3-1	November 16, 2009

10.1	Patent Assignment Agreement between the Company and Roman Gordon dated July 1, 2008.		8-K	June 30, 2009	10.1	May 18, 2010
10.2	Patent Assignment Agreement between the Company and Igor Gorodnitsky dated July 1, 2008.		8-K	June 30, 2009	10.2	May 18, 2010
10.3	Assignment of Patent Assignment Agreement between the Company and Roman Gordon		8-K	June 30, 2009	10.3	May 18, 2010
10.4	Assignment of Patent Assignment Agreement between the Company and Igor Gorodnitsky		8-K	June 30, 2009	10.4	May 18, 2010
10.5	Employment Agreement between the Company and Roman Gordon date March 17, 2008		10K/A	June 30, 2009	10.3	October 20, 2011
10.6	Employment Agreement between the Company and Igor Gorodnitsky dated March 17, 2008		10K/A	June 30, 2009	10.4	October 20, 2011
10.7	Employment and Confidentiality and Invention Assignment Agreement between the Company and Varvara Grichko dated April 30, 2008		10-Q	December 31, 2010	10.3	February 11, 2011
10.8	Board of Director Agreement - James Fuller		10-Q	December 31, 2011	10.12	October 20, 2011
10.9	Technology and License Agreement with Desmet Ballestra dated 14 May 2012		10-K	June 30, 2012	10.1	October 15, 2012
10.10	Short Term Loan Agreement - CEO		10-K	June 30, 2012	10.11	October 15, 2012
10.11	Loan Agreement - Desmet Ballestra - Oct. 26, 2010		10-K	June 30, 2012	10.11	October 15, 2012

14.1	Code of Business Conduct and Ethics*		10-K	June 30, 2011	14.1	September 28, 2011
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted	X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted	X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LA	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

*	In accordance with Regulation S-K 406 of the Securities Act of 1934, we undertake to provide to any person
	without charge, upon request, a copy of our "Code of Business Conduct and Ethics". A copy may be requested
	by sending an email to info@cavitationtechnologies.com.

SIGNATURES

Pursuant to the requirements of the securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	February 17, 2017
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	February 17, 2017
N. Voloshin	(Principal Financial Officer)

/s/ Jim Fuller	Audit Committee Chairman, Independent Financial Expert	February 17, 2017
Jim Fuller