Form 10-K/A
period 2016-06-30
Cavitation Technologies, Inc.
filed 2017-04-28
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Amendment No. 4)

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

CAVITATION TECHNOLOGIES, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2016
TABLE OF CONTENTS

EXPLANATORY NOTE

This Amendment No. 4 on Form 10-K/A hereby amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2016, which Cavitation Technologies, Inc. (the “Company”) previously filed with the Securities and Exchange Commission (“SEC”) on October 13, 2016, and subsequently amended on December 9, 2016, January 25, 2017 and February 8, 2017. We are filing this amendment solely for the purpose of correcting a typographical error in the signature date on the date of the Report of Independent Registered Public Accounting Firm, which was inadvertently dated January 25, 2017 per Amendment No. 2 on Form 10K/A and February 8, 2017, per Amendment No. 3 on Form 10K/A instead of October 13, 2016. We are also including as Exhibits current certifications required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

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

We have developed, patented, and commercialized proprietary technology that can be used for processing of industrial fluids. Our patented Nano Reactor® is the critical components of the CTi Nano Neutralization® System which has been shown to reduce operating costs and increase yields in processing oils and fats. CTi has five issued patents relating to our Nano Reactor® systems and has filed several national and international patents to employ its proprietary technology in applications including vegetable and crude oil refining, waste water treatment, algae oil extraction, and alcoholic beverage enhancement.

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

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	April 28, 2017
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	April 28, 2017
N. Voloshin	(Principal Financial Officer)

