Form 10-Q
period 2017-03-31
Cavitation Technologies, Inc.
filed 2017-05-22
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

YES    ☒       NO    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES   ☐       NO    ☒

As of May 18, 2017, the issuer had 194,197,906 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2017	2016
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$566,488	$657,396
Inventory	229,740	153,811
Total current assets	796,228	811,207

Property and equipment, net	144,474	122,641
Patents, net	6,262	16,336
Other assets	9,500	9,500
Total assets	$956,464	$959,684

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$149,877	$171,029
Accrued payroll and payroll taxes due to officers	994,033	994,033
Related party payable	1,147	1,147
Advances from distributor, net	-	436,250
Total current liabilities	1,145,057	1,602,459

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 194,197,906 and 193,997,906 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	194,198	193,998
Additional paid-in capital	22,457,688	22,062,888
Accumulated deficit	(22,840,479)	(22,899,661)
Total stockholders’ deficit	(188,593)	(642,775)
Total liabilities and stockholders’ deficit	$956,464	$959,684

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

Revenue	$1,381,873	$85,000	$1,501,873	$725,666
Cost of revenue	39,561	19,446	55,385	85,737
Gross profit	1,342,312	65,554	1,446,488	639,929

General and administrative expenses	765,758	280,946	1,372,732	903,272
Research and development expenses	6,894	4,502	14,574	19,330
Total operating expenses	772,652	285,448	1,387,306	922,602

Net Income (loss)	$569,660	$(219,894)	$59,182	$(282,673)

Net Income (loss) per share,
Basic and Diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average shares outstanding,
Basic and Diluted	194,169,017	193,997,906	194,054,110	193,997,906

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (Unaudited)
Nine Months Ended March 31, 2017

	Preferred		Common Stock		Additional Paid-	Accumalated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balance at June 30, 2016	-	$-	193,997,906	$193,998	$22,062,888	$(22,899,661)	$(642,775)

Fair value of common stock issued to a director			200,000	200	7,800		8,000
Fair value of warrants granted					387,000		387,000
Net Income						59,182	59,182
	-	$-	194,197,906	$194,198	$22,457,688	$(22,840,479)	$(188,593)

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended March 31,
	2017	2016

Operating activities:
Net income (loss)	$59,182	$(282,673)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	30,086	45,873
Fair value of warrants and common stock granted	395,000
Effect of changes in:
Accounts receivable	-	(154,388)
Inventory	(75,929)	(75,220)
Accounts payable and accrued expenses	(21,152)	28,001
Advances from distributor	1,065,623	300,000
Reduction in distributor advances from recognition of revenues	(1,501,873)	(548,150)
Net cash used in operating activities	(49,063)	(686,557)

Investing activities:
Purchase of property and equipment	(41,845)	(61,565)
Net cash used in investing activities	(41,845)	(61,565)

Net decrease in cash	(90,908)	(748,122)
Cash, beginning of period	657,396	1,478,565
Cash, end of period	$566,488	$730,443

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$1,600	$1,600

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Nine months ended March 31, 2017 and 2016

Note 1 - Organization and Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America (“U.S.”) and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the nine months ended March 31, 2017 are not indicative of the results that may be expected for the fiscal year ending June 30, 2017. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2016 filed on October 13, 2016. The condensed consolidated balance sheet as of June 30, 2016 has been derived from the audited financial statements included in the Form 10-K for that year.

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

Management’s Plan Regarding Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  As of March 31, 2017, the Company had a working capital deficiency of $348,829 and a stockholders’ deficit of $188,593.   These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In addition, our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2016 expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

As of March 31, 2017, we had cash and cash equivalents on hand of $566,488. In addition to the funds on hand, Management believes we will require additional funds to continue to operate our business. Management’s plan is to generate income from operations by continuing to license our technology globally through our strategic partner, the Desmet Ballestra Group (Desmet). In addition, Desmet has agreed to provide us monthly advances of $50,000 (see Note 3). During the nine months ended March 31, 2017, the Company received $450,000 advances from Desmet.

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

Patents

Capitalized patent costs represent legal fees associated with procuring and filing patent applications. The Company accounts for patents in accordance with ASC 350-30, General Intangibles Other Than Goodwill. The Company has five patents issued in fiscal 2014, 2012 and 2011. During fiscal years 2015 and 2016, we also received approvals in the US for another 5 patents for various processes and 1 for another device/apparatus. We also received 1 patent approval for our device in Singapore. As of March 31, 2017, the Company has a total of 15 patents pending. The patents have duration of twenty years from filing date. The Company amortizes its patents over a four-year period which we believe is a reasonable estimate based upon its estimate of time until the next generation of reactors is developed or until other forms of competition appear.

During the nine months ended March 31, 2017 and 2016, we recorded amortization expense of $10,074 and $16,401, respectively relating to our capitalized patent costs. As of March 31, 2017 and June 30, 2016 the Company had remaining unamortized patent costs of $6,262 and $16,336 respectively.

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

Warranty Policy

The Company provides a limited warranty with every set of reactors sold, typically two years. The Company has not experienced significant claims under its warranty policy, and management determined no accrual for warranty reserve was necessary at March 31, 2017.

Dependence on Desmet Ballestra

Our revenue is almost entirely dependent on Desmet Ballestra who is our exclusive distribution agent with regard to the CTi Nano Neutralization® System for edible oils. During fiscal 2017, our revenue was derived from Desmet sales efforts (see Note 3).

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

As of March 31, 2017, the Company had 11,685,852 stock options and 74,126,510 stock warrants outstanding to purchase shares of common stock that were not included in the diluted net income per common share because their effect would be anti-dilutive since the exercise price of these stock options and warrants were greater than the average market price of the Company’s stock.

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

In March 2016, the FASB issued the ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU require, among other things, that all income tax effects of awards be recognized in the income statement when the awards vest or are settled. The ASU also allows for an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Business and Credit Concentrations

The Company’s cash balances in a financial institution at times may exceed federally insured limits. As of March 31, 2017, and June 30, 2016, before adjustments for outstanding checks and deposits in transit, the Company had approximately $566,000 and $657,000, respectively, deposited in one financial institution. The deposits are federally insured up to $250,000. The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of this financial institution.

All recorded revenues during the nine months ended March 31, 2017 of $1,671,940 were attributable to one customer (see Note 3).

Note 3 - Agreement with Desmet Ballestra and Revenue Recognition

On January 22, 2016, the Company signed a three-year agreement with Desmet effective August 1, 2015 for the sale and marketing of the Company’s Nano reactor system. As part of the agreement, Desmet will provide, under certain conditions, limited monthly advance payments of $50,000 against our share of gross profit earned on future sales of CTi upon installation. The agreement may be terminated by Desmet every August 1 should Desmet and its affiliates fail to convert a minimum of six Nano Reactors System to sold status during the period of June 1 to May 31. The agreement may also be terminated in case the Company loses ownership of patents and patent applications being used in the NANO Neutralization System.

Pursuant to the 2016 Agreement, the Company recognizes revenue from sale of reactors upon shipment and acceptance by Desmet, as the Company has no further obligations to Desmet other than the reactor’s two-year standard warranty. In addition, Desmet now pays for such reactors on credit terms and the amount of the sale is recorded as a receivable upon acceptance by Desmet. The Company also continues to receive a share in gross margin or profit from the sale of Desmet’s integrated neutralization system to its customer of which the reactors are an integral component, however, such amount is subject to adjustment based on certain factors including costs over run. The Company deemed that such amount is not yet fixed and determinable upon shipment of the reactors. As a result, the corresponding revenue is now being recognized upon installation and acceptance of the integrated neutralization system by Desmet’s customer.

As of June 30, 2016, total outstanding advances from Desmet amounted to $500,000. In addition, the Company also recorded accounts receivable from Desmet of $63,750 from the sale of reactors. For financial reporting purposes, the Company deducted this amount from the advance payments received which resulted in a net balance of $436,250 as of June 30, 2016.

During the nine months ended March 31, 2017, the Company recognized revenue of $635,000 related to the shipment and acceptance of reactors to Desmet and share in gross profit of $866,873 for a total of $1,501,873. In addition, the Company also received advance payments amounting to $450,000, all of which, were applied to the recorded revenues.

Note 4 - Property and Equipment

Property and equipment consisted of the following as of March 31, 2017 and June 30, 2016:

	March 31,	June 30,
	2017	2016

Leasehold improvement	$2,475	$2,475
Furniture	26,837	26,837
Office equipment	1,499	1,499
Equipment	276,015	234,170
Systems	186,881	186,881
	493,707	451,862
Less: accumulated depreciation and amortization	(349,233)	(329,221)
Property & Equipment, net	$144,474	$122,641

Depreciation expense for the nine months ended March 31, 2017 and 2016 amounted to $20,012 and $29,472, respectively.

Note 5 - Accrued Payroll and Payroll Taxes

As of March 31, 2017 and June 30, 2016, the Company had accrued salaries to current and former officers of the Company amounting to $916,864. In addition, the Company also accrued the estimated payroll taxes due to this unpaid payroll of $77,169. The accrued payroll is unsecured and is due upon demand.

Note 6 - Stockholders’ Deficit

Common Stock

On January 13, 2017, the Company granted 200,000 shares of common stock to a Director for services rendered with a fair value at grant date of $8,000.

Stock Options

The Company has not adopted a formal stock option plan, however, it has assumed outstanding stock options resulting from the acquisition of its wholly owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non- plan grants.

A summary of the stock option activity for the nine months ended March 31, 2017 is as follows:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding June 30, 2016	12,595,992	$0.10	4.96

- Granted	-
- Forfeited	(910,140)	-	-
- Exercised	-	-	-
- Expired	-	-	-
Outstanding and exerciseable at March 31, 2017	11,685,852	$0.07	4.52

There was no intrinsic value for all the outstanding options at March 31, 2017 since the exercise price of these options were greater than the March 31, 2017 closing stock price of $0.03 per share. The following table summarizes additional information concerning options outstanding and exercisable at March 31, 2017.

	Options Outstanding
		Weighted	Weighted
		Average	Average
Exercise	Number	Remaining	Exercise
Price	of Shares	Life (Years)	Price

$0.03	11,000,000	5.21	$0.03
0.33	174,022	1.60	0.33
0.67	511,830	1.50	0.67
	11,685,852

Warrants

A summary of the Company’s warrant activity for the nine months ended on March 31, 2017 is as follows.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at June 30, 2016	64,326,510	$0.07	5.09

Granted	9,800,000	0.03	9.80
Exercised	-	-
Expired	-	-
Outstanding and exercisable at March 31, 2017	74,126,510	$0.06	5.08

In January 2017, the Company granted employees and a consultant warrants to purchase a total of 9.8 million shares of common stock. The warrants vest immediately, exercisable at $0.03 per share and will expire in 10 years. The Company estimated the fair value of the warrants to be $387,000 using the Black-Scholes Option Pricing Model and was expensed upon grant. The average assumptions the Company used as inputs to the Black-Scholes pricing model included stock price of $0.04 per share, dividend yield of zero, a risk-free interest rate of 2.31%, expected term of 8.75 years and an expected volatility of 162%.

There was no intrinsic value for all the outstanding warrants at March 31, 2017 since the exercise price of these warrants was greater than the March 31, 2017 closing stock price of $0.03 per share. The following table summarizes additional information concerning warrants outstanding and exercisable at March 31, 2017.

	Warrants Outstanding
		Weighted	Weighted
		Average	Average
Exercise	Number	Remaining	Exercise
Price	of Shares	Life (Years)	Price

$0.03	9,800,000	9.80	$0.03
$0.04 - 0.07	43,999,851	5.44	$0.05
$0.12	20,326,659	2.75	$0.12
	74,126,510

Note 7 - Commitments and Contingencies

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two parties, our President and Technology Development Supervisor, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and the Technology Development Supervisor have been assigned to the Subsidiary.  In exchange, the Subsidiary agreed to pay a royalty of 5% of gross revenues to each of the President and Technology Development Supervisor for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by Cavitation Technologies on May 13, 2010 from its subsidiary. The Company’s President and Technology Development Supervisor both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through December 31, 2016.

On April 30, 2008 and as amended on November 22, 2010, our wholly owned subsidiary entered into an employment agreement with our former Director of Chemical and Analytical Department (the “Inventor”) to receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of March 31, 2017, no patents have been granted in which this person is the legally named inventor.

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

In February 2016, the former employee and former Director appealed this ruling to the Los Angeles County Superior Court.  In addition to defending itself, the Company also has filed a cross-complaint against the former employee and former Director for breach of contract and breach of fiduciary duty as a Director.  Trial is scheduled to begin sometime in 2018. Based upon available information at this very early stage of litigation, Management believes the likelihood of material loss resulting from this lawsuit to be remote.

Note 8 - Income Taxes

As of March 31, 2017, the Company had Federal and State net operating loss (NOL) carry forwards available to offset future taxable income of approximately $8.4 million and $8.3 million, respectively. These carry forwards will begin to expire starting June 30, 2017, subject to statutory limitations, including change in ownership.

Authoritative guidance issued by the ASC Topic 740 – Income Taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Due to the restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carry forwards, the utilization of the Company’s NOL is limited to $1.8 million per year as a result of recent cumulative changes in stock ownership. NOL’s of $8.4 million, which were incurred subsequent to the latest change in control, are not subject to the statutory limitation. As a result of the limitations related to Internal Revenue Code Section 382 and the Company’s lack of history of profitable operations, the Company recorded a 100% valuation allowance against its net deferred tax assets as of March 31, 2017 and June 30, 2016.

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

During the nine months ended March 31, 2017, we recorded revenue of $1,501,873, net income of $59,182 and used cash in operations of $49,063.

Management’s Plan

We are engaged in merchandising our Neutralization System, which is designed to help refine vegetable oils such as soybean, canola, sunflower and rapeseed.  Our near term goal is to continue to merchandise our systems through our partner, Desmet Ballestra. As of March 31, 2017, we had a working capital deficiency of $348,829 and a stockholders’ deficit of $188,593. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

As of March 31, 2017, we had cash and cash equivalents on hand of $566,488. In addition to the funds on hand, Management believes we will require additional funds to continue to operate our business. Management’s plan is to generate income from operations by continuing to license our technology globally through our strategic partner, the Desmet Ballestra Group (Desmet). Desmet has agreed to provide us monthly advances of $50,000 to be applied against future sales pursuant to a January of 2016 agreement. During the nine months ended March 31, 2017, the Company received $450,000 advances from Desmet.

In addition to these advances, we anticipate that we may need additional funding, and we may attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such agreement with Desmet will be successful and such financing will be consummated or obtained in sufficient amounts necessary to meet our needs, or that we will be able to meet our future contractual obligations. Should management fail to obtain such financing, we may curtail operations. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As a result of the aforementioned factors, our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2016, expressed substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

CTi’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended June 30, 2016, and did not change for the nine months ended March 31, 2017.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

The following is a comparison of our results of operations for the three months ended March 31, 2017 and 2016.

	For the Quarter Ended
	March 31,
	2017	2016	$ Change	% Change

Revenue	$1,381,873	$85,000	$1,296,873	1525.7%
Cost of revenue	39,561	19,446	20,115	103.4%
Gross profit	1,342,312	65,554	1,276,758	1947.6%
General and administrative expenses	765,758	280,946	484,812	172.6%
Research and development expenses	6,894	4,502	2,392	53.1%
Total operating expenses	772,652	285,448	487,204	170.7%
Net income (loss)	$569,660	$(219,894)	789,554	n/a

Revenue

We recorded $1,381,873 in revenue in the third quarter of fiscal 2017, as opposed to $85,000 in the same period of fiscal 2016, representing an increase of 1,525%. In the current quarter ended in March 31, 2017, we shipped reactors to Desmet and recorded revenues of $515,000. In addition, we also recorded revenues of $866,873 to account for the Company’s share in gross profit upon installation and acceptance of these reactors by Desmet’s customers.

During the three months ended March 31, 2017, our cost of revenue amounted to $39,561, which was the result of the revenue transactions described above, an increase of 103% as compared to the cost of revenue of $19,446 for the three months ended March 31, 2016.

Operating Expenses

General and administrative expenses for the three months ended March 31, 2017 amounted to $765,758 compared with $280,946 for the same period in fiscal 2016, an increase of $484,812, or 173%. In both periods, the major expense component was salaried compensation. Another major expense item in the third quarter of fiscal 2017 was stock-based compensation totaling $395,000, with no similar compensation expense in third quarter of fiscal 2016. In the third quarter of fiscal 2016, total salaried compensation amounted to $103,053 or 37% of total operating expenses compared with $155,260 or 20% of operating expenses in the third quarter of fiscal 2017.

During the third quarter of 2017, the other major components of general and administrative expenses were professional service fees related to accounting and legal services which amounted to $65,434 or 8.5% of total operating expenses, and various insurance premiums totaling $27,880. The same expenses in the third quarter of fiscal 2016 amounted to $33,019 or 11.5% of total operating expenses, and various insurance premiums totaling $18,964.

Research and development (R&D) expenses remained relatively low as we continued to rely on Desmet Ballestra for support in R&D. It is our intention to pursue R&D as our cash position permits.

Results of Operations for the Nine Months Ended March 31, 2017 Compared to the Nine Months Ended March 31, 2016

The following is a comparison of our results of operations for the nine months ended March 31, 2017 and 2016.

	For the Nine Months Ended
	March 31,
	2017	2016	$ Change	% Change

Revenue	$1,501,873	$725,666	$776,207	107.0%
Cost of revenue	55,385	85,737	(30,351)	-35.4%
Gross profit	1,446,488	639,929	806,558	126.0%
General and administrative expenses	1,372,732	903,272	469,460	52.0%
Research and development expenses	14,574	19,330	(4,756)	-24.6%
Total operating expenses	1,387,306	922,602	464,704	50.4%
Net income (loss)	$59,182	$(282,673)	341,854	n/a

Revenue

We recorded $1,501,873 in revenue in the nine months ended March 31, 2017 which consisted primarily of NANO Neutralization System reactors sold to Desmet for distribution to its customers of $635,000 and corresponding share in gross profit of $866,873. During the nine months ended March 31, 2016, we recorded revenue of $725,666 which consisted primarily of NANO Neutralization System reactor sold of $527,517 and corresponding share in gross profit of $353,149 to Desmet customers in United States, Canada, India and Japan. The increase in revenue amounted to $776,207 or 107%.

Cost of Revenue

During the nine months ended March 31, 2017, our cost of revenue decreased by $30,351 or 35% to $55,385, which was the result of the revenue transactions described above. In the 3rd quarter of fiscal 2016 cost of revenue amounted to $85,737.

Operating Expenses

Operating expenses for the nine months ended March 31, 2017 amounted to $1,372,732 compared with $903,272 for the same period in 2016, an increase of $469,460, or 52%. The increase was attributable largely to a $469,460 increase in General and administrative expenses (G&A) (attributable mostly to costs of $395,000 relating to the fair value of warrants and common stock issued for services recorded in the third quarter of fiscal 2017).

The primary expenditures during the quarter ended March 31, 2017 were approximately $164,001 for professional service fees such as accounting, attorneys, and SEC related services, $404,000 in service and consulting fees, $49,880 in marketing and travel expenses, $83,200 in insurance expenses and $414,568 in salaries and salary related expenses. The primary expenditures during the quarter ended March 31, 2016 were approximately $115,587 for professional service fees such as accounting, attorneys, and SEC related services, $36,501 in service and consulting fees, $72,842 in marketing and travel expenses, $67,760 in insurance expenses and $334,653 in salaries and salary related expenses.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.   As of March 31, 2017, we had a working capital deficiency of $348,829 and a stockholders’ deficit of $188,593. Furthermore, we have been dependent on most of our funding from a technology agreement with a distributor. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2016 expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of us to continue as a going concern.

Management’s plan is to generate income from operations by marketing our technology and products globally through our strategic partner, the Desmet Ballestra Group (Desmet). In January 2016, we signed a marketing and research and development agreement with Desmet which include among others, a monthly advance of $50,000 that will be applied to future sales. We may need additional funding, and we may attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

At March 31, 2017, we had cash on hand in the amount of $566,489. In addition to the funds on hand, we may require additional funds to continue to operate our business. This includes expenses we will incur in connection with costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, we have contractual commitments for salaries to our executive officers. In light of our financial commitments over the next several months and its liquidity constraints, we have implemented cost reduction measures in all areas of operations. We intend to review these measures on an ongoing basis and make additional decisions as may be required.

Cash Flow

Net cash used by operating activities during the nine months ended March 31, 2017 amounted to $49,063, compared to net cash used of $686,557 for the same period in fiscal 2016. Funding for the operating activities was provided by $450,000 in advances from our distributor in the first nine months of fiscal 2017 and from cash reserves. For the first nine months of fiscal 2017, we paid approximately $414,000 in employees’ compensation, approximately $229,000 in fixed operating costs, $164,000 in professional services fees and $83,000 in various insurance premiums. For the first three quarters of fiscal 2016, we paid $346,847 in employees’ compensation, $103,876 for professional service fees such as auditors, attorneys, and SEC related services, $117,595 in consulting and service fees, $74,374 in insurance expenses and about $430,000 in various operating costs and other obligations.

For the period ended March 31, 2017, cash used in investing activities amounted to $41,845 due to purchase of property and equipment. For the period ended March 31, 2016, cash used in investing activities amounted to $61,565 due to purchase of property and equipment.

Off-Balance Sheet Arrangements

During the nine months ended March 31, 2017, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations

There have been no material changes to our contractual obligations during the period covered by this report from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2016.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of March 31, 2017, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the third quarter of fiscal 2017 that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosures

None

Item 5 - Other Information

None

Item 6 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Pd. Ending	Exhibit	Filing Date

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

*

SIGNATURES

Pursuant to the requirements of the securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cavitation Technologies, Inc.

By:	/s/ Igor Gorodnitsky
President
(Principal Executive Officer)

Date: May 18, 2017

By:	/s/ Naum Voloshin
Chief Financial Officer
(Principal Financial Officer)

Date: May 18, 2017

