Form 10-Q/A
period 2017-03-31
Cavitation Technologies, Inc.
filed 2017-11-03
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment #1)

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

Explanatory Note

Overview of Restatement

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) hereby amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, which Cavitation Technologies, Inc. (the “Company”) previously filed with the Securities and Exchange Commission (“SEC”) on May 22, 2017 (the “Original Report”). This Form 10-Q/A corrects an accounting error in the recognition of revenues that resulted from miscommunication with the Company’s distributor related to the ultimate delivery of products sold to their customers, and restates previously reported revenues in the Condensed Consolidated Statement of Operations to $681,873 from the previous amount of $1,381,873 for the three-months ended March 31, 2017 and to $801,873 from previously reported amount of $1,501,873 for the nine months ended March 31, 2017. As such, this amendment on Form 10-Q, restates previously reported net income in the Condensed Consolidated Statement of Operations to a net loss of $130,340 from the previous net income amount of $569,660 for the three-months ended March 31, 2017 and to a net loss of $640,818 from previously reported net income amount of $59,182 for the nine months ended March 31, 2017.

The Form 10-Q/A includes amended Condensed Consolidated Statement of Operations condensed footnotes to the consolidated financial statements and related financial information for the three and nine months ended March 31, 2017 and related amendments to its Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as it relates to the three and nine months ended March 31, 2017. The nature, timing, and impact of this change in the accounting policy for the period ended March 31, 2017 is disclosed in Note 3 to the condensed consolidated financial statements.)

To assist in your review of this filing, this Form 10-Q/A sets forth the Original Report in its entirety.  However, this Form 10-Q/A only amends and restates Part 1 ,Item 1- Financial Statements, Notes 2 and 3 of Item 1, Part 1, Item 2 – Management’s Discussion and Analysis of Results of Operations and Financial Condition, in each case as a result of, and to reflect, the matters set forth above.  No other information in the Original Report is amended hereby.  The foregoing items have not been updated to reflect other events occurring after the filing of the Original Report or to modify or update those disclosures affected by subsequent events.  In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Report has been amended to include currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Report and the Company has not updated the disclosure contained herein to reflect events that occurred as of a later date.

PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2017	2016
	(unaudited - Restated)
ASSETS

Current assets:
Cash and cash equivalents	$566,488	$657,396
Inventory	229,740	153,811
Total current assets	796,228	811,207

Property and equipment, net	144,474	122,641
Patents, net	6,262	16,336
Other assets	9,500	9,500
Total assets	$956,464	$959,684

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$149,877	$171,029
Accrued payroll and payroll taxes due to officers	994,033	994,033
Related party payable	1,147	1,147
Advances from distributor, net	700,000	436,250
Total current liabilities	1,845,057	1,602,459

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 194,197,906 and 193,997,906 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	194,198	193,998
Additional paid-in capital	22,457,688	22,062,888
Accumulated deficit	(23,540,479)	(22,899,661)
Total stockholders' deficit	(888,593)	(642,775)
Total liabilities and stockholders' deficit	$956,464	$959,684

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2017		2017
	(Restated)	2016	(Restated)	2016

Revenue	$681,873	$85,000	$801,873	$725,666
Cost of revenue	39,561	19,446	55,385	85,737
Gross profit	642,312	65,554	746,488	639,929

General and administrative expenses	765,758	280,946	1,372,732	903,272
Research and development expenses	6,894	4,502	14,574	19,330
Total operating expenses	772,652	285,448	1,387,306	922,602

Net Loss	$(130,340)	$(219,894)	$(640,818)	$(282,673)

Net loss per share, Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding, Basic and Diluted	195,444,573	193,997,906	194,473,088	193,997,906

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited - Restated)
As of March 31, 2017

	Series A Preferred		Common Stock		Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balance at June 30, 2016	-	$-	193,997,906	$193,998	$22,062,888	$(22,899,661)	$(642,775)

Fair value of common stock issued to a director			200,000	200	7,800		8,000
Fair value of warrants granted					387,000		387,000
Net loss						(640,818)	(640,818)
Balance at March 31, 2017	-	$-	194,197,906	$194,198	$22,457,688	$(23,540,479)	$(888,593)

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended March 31,
	2017	2016
	(Restated)
Operating activities:
Net loss	$(640,818)	$(282,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,086	45,873
Fair value of warrants and common stock granted	395,000	-
Changes in:
Accounts receivable	-	(154,388)
Inventory	(75,929)	(75,220)
Accounts payable and accrued expenses	(21,152)	28,001
Advances from distributor	1,065,623	300,000
Reduction in distributor advances from recognition of revenues	(801,873)	(548,150)
Net cash used in operating activities	(49,063)	(686,557)

Investing activities:
Purchase of property and equipment	(41,845)	(61,565)
Net cash used in investing activities	(41,845)	(61,565)

Net decrease in cash	(90,908)	(748,122)
Cash, beginning of period	657,396	1,478,565
Cash, end of period	$566,488	$730,443

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$1,600	$1,600

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

Management's Plan Regarding Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  As of March 31, 2017, the Company had a working capital deficiency of $1,048,829 and a stockholders' deficit of $888,593.   These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In addition, our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2016 expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

As of March 31, 2017, we had cash and cash equivalents on hand of $566,488. In addition to the funds on hand, Management believes we will require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partner, the Desmet Ballestra Group (Desmet). In addition, Desmet has agreed to provide us monthly advances of $50,000 (see Note 4). During the nine months ended March 31, 2017, the Company received $450,000 advances from Desmet.

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

Dependence on Desmet Ballestra

Our revenue is almost entirely dependent on Desmet Ballestra who is our exclusive distribution agent with regard to the CTi Nano Neutralization® System for edible oils. During fiscal 2017, our revenue was derived from Desmet sales efforts (see Note 4).

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

All recorded revenues during the nine months ended March 31, 2017 of $801,873 were attributable to one customer (see Note 4).

Note 3 - Restatement

The Company has restated its unaudited condensed consolidated balance sheet as of March 31, 2017, and the related condensed consolidated statements of operations, stockholders’ deficiency and cash flows for the three and nine-month periods ending March 31, 2017.

The restatement corrects an accounting error in the recognition of revenues that resulted from miscommunication with the Company’s distributor related to the ultimate delivery of products sold to their customers, and restates previously reported revenues in the Condensed Consolidated Statement of Operations to $681,873 from the previous amount of $1,381,873 for the three-months ended March 31, 2017 and to $801,873 from previously reported amount of $1,501,873 for the nine months ended March 31, 2017. As such, this restatement restates previously reported net income in the Condensed Consolidated Statement of Operations to a net loss of $130,340 from the previous net income amount of $569,660 for the three-months ended March 31, 2017 and to a net loss of $640,818 from previously reported net income amount of $59,182 for the nine months ended March 31, 2017.

The effects of the discrepancy discovered related to the accounting error on the previously filed Form 10-Q for the three and nine months ended March 31, 2017 are summarized as follows:

Condensed Consolidated Balance Sheets as of March 31, 2017

	Previously Reported	Adjustment		As Restated

Advances from distributor, net	-	700,000	(1)	700,000
Total current liabilities	1,145,057	700,000	(1)	1,845,057
Accumulated deficit	(22,840,479)	(700,000	)(1)	(23,540,479)
Total stockholders' deficit	(188,593)	(700,000	)(1)	(888,593)

Condensed Consolidated Statement of Operations for the three-month ended March 31, 2017

	Previously Reported	Adjustment		As Restated

Revenues	1,381,873	(700,000	)(1)	681,873
Gross Profit	1,342,312	(700,000	)(1)	642,312
Net income (loss)	569,660	(700,000	)(1)	(130,340)
Weighted average shares outstanding,
Basic and Diluted	194,169,017	1,275,556	(2)	195,444,573

Condensed Consolidated Statement of Operations for the nine-month ended March 31, 2017

	Previously Reported	Adjustment		As Restated

Revenues	1,501,873	(700,000	)(1)	801,873
Gross Profit	1,446,488	(700,000	)(1)	746,488
Net income (loss)	59,182	(700,000	)(1)	(640,818)
Weighted average shares outstanding,
Basic and Diluted	194,054,110	418,978	(2)	194,473,088

Condensed Consolidated Statement of Cash Flows for the nine-month ended March 31, 2017

	Previously Reported	Adjustment		As Restated
Net income (loss)	59,182	(700,000	)(1)	(640,818)
Reduction in distributor advances from recognition of revenues	(1,501,873)	700,000	(1)	(801,873)

(1) - To reduce revenues by $700,000 related to the Company’s gross profit share from the sale of reactors as the amount was not yet fixed and determinable per confirmation with distributor in accordance with Staff Accounting Bulletin 101 and 104, Revenue Recognition in Financial Statements.

(2) – To account the effect of anti-dilutive stock options and warrants in the weighted average shares - basic and diluted common computation.

Note 4 - Agreement with Desmet Ballestra and Revenue Recognition

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

During the nine months ended March 31, 2017, the Company recognized revenue of $635,000 related to the shipment and acceptance of reactors to Desmet and share in gross profit of $166,873 for a total of $801,873. In addition, the Company also received advance payments amounting to $450,000, some of which were applied to the recorded gross profit revenues. As of March 31, 2017, outstanding advances from Desmet amounted to $700,000.

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

Note 6 - Accrued Payroll and Payroll Taxes

As of March 31, 2017 and June 30, 2016, the Company had accrued salaries to current and former officers of the Company amounting to $916,864. In addition, the Company also accrued the estimated payroll taxes due to this unpaid payroll of $77,169. The accrued payroll is unsecured and is due upon demand.

Note 7 - Stockholders' Deficit

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

A summary of the stock option activity for the nine months ended March 31, 2017 is as follows:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding June 30, 2016	12,595,992	$0.10	4.96

- Granted	-
- Forfeited	(910,140)	-	-
- Exercised	-	-	-
- Expired	-	-	-
Outstanding and exercisable at March 31, 2017	11,685,852	$0.07	4.52

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
	11,685,852

Warrants

A summary of the Company's warrant activity for the nine months ended on March 31, 2017 is as follows.

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
	74,126,510

Note 8 - Commitments and Contingencies

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two parties, our President and Technology Development Supervisor, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and the Technology Development Supervisor have been assigned to the Subsidiary.  In exchange, the Subsidiary agreed to pay a royalty of 5% of gross revenues to each of the President and Technology Development Supervisor for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by Cavitation Technologies on May 13, 2010 from its subsidiary. The Company's President and Technology Development Supervisor both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through March 31, 2017.

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

Note 9 - Income Taxes

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

During the nine months ended March 31, 2017, we recorded revenue of $801,873, net loss of $640,818 and used cash in operations of $49,063.

Management's Plan

We are engaged in merchandising our Neutralization System, which is designed to help refine vegetable oils such as soybean, canola, sunflower and rapeseed.  Our near term goal is to continue to merchandise our systems through our partner, Desmet Ballestra. As of March 31, 2017, we had a working capital deficiency of $1,048,829 and a stockholders' deficit of $888,593. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

The following is a comparison of our results of operations for the three months ended March 31, 2017 and 2016.

	For the Quarter Ended
	March 31,
	2017	2016	$ Change	% Change

Revenue	$681,873	$85,000	$596,873	702.2%
Cost of revenue	39,561	19,446	20,115	103.4%
Gross profit	642,312	65,554	576,758	879.8%
General and administrative expenses	765,758	280,946	484,812	172.6%
Research and development expenses	6,894	4,502	2,392	53.1%
Total operating expenses	772,652	285,448	487,204	170.7%
Net loss	$(130,340)	$(219,894)	89,554	-40.7%

Revenue

We recorded $681,873 in revenue in the third quarter of fiscal 2017, as opposed to $85,000 in the same period of fiscal 2016, representing an increase of 702%.

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

Results of Operations for the Nine Months Ended March 31, 2017 Compared to the Nine Months Ended March 31, 2016

The following is a comparison of our results of operations for the nine months ended March 31, 2017 and 2016.

	For the Nine Months Ended
	March 31,
	2017	2016	$ Change	% Change

Revenue	$801,873	$725,666	$76,207	10.5%
Cost of revenue	55,385	85,737	(30,351)	-35.4%
Gross profit	746,488	639,929	106,558	16.7%
General and administrative expenses	1,372,732	903,272	469,460	52.0%
Research and development expenses	14,574	19,330	(4,756)	-24.6%
Total operating expenses	1,387,306	922,602	464,704	50.4%
Net loss	$(640,818)	$(282,673)	(358,146)	126.7%

Revenue

We recorded $801,873 in revenue in the nine months ended March 31, 2017 which consisted primarily of NANO Neutralization System reactors sold to Desmet for distribution to its customers of $635,000 and corresponding share in gross profit of $166,873. During the nine months ended March 31, 2016, we recorded revenue of $725,666 which consisted primarily of NANO Neutralization System reactor sold of $372,517 and corresponding share in gross profit of $353,149 to Desmet customers in United States, Canada, India and Japan. The increase in revenue amounted to $76,207 or 10.5%.

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

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.   As of March 31, 2017, we had a working capital deficiency of $1,048,829 and a stockholders' deficit of $888,593. Furthermore, we have been dependent on most of our funding from a technology agreement with a distributor. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2016 expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of us to continue as a going concern.

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

At March 31, 2017, we had cash on hand in the amount of $566,488. In addition to the funds on hand, we may require additional funds to continue to operate our business. This includes expenses we will incur in connection with costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, we have contractual commitments for salaries to our executive officers. In light of our financial commitments over the next several months and its liquidity constraints, we have implemented cost reduction measures in all areas of operations. We intend to review these measures on an ongoing basis and make additional decisions as may be required.

Cash Flow

Net cash used by operating activities during the nine months ended March 31, 2017 amounted to $49,063, compared to net cash used of $686,557 for the same period in fiscal 2016. Funding for the operating activities was provided by $450,000 in advances from our distributor in the first nine months of fiscal 2017 and from cash reserves. For the first nine months of fiscal 2017, we paid approximately $414,000 in employees’ compensation, approximately $229,000 in fixed operating costs, $164,000 in professional services fees and $83,000 in various insurance premiums. For the first three quarters of fiscal 2016, we paid $346,847 in employees' compensation, $103,876 for professional service fees such as auditors, attorneys, and SEC related services, $117,595 in consulting and service fees, $74,374 in insurance expenses and about $430,000 in various operating costs and other obligations.

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

Cavitation Technologies, Inc.

By:	/s/ Igor Gorodnitsky

President

(Principal Executive Officer)

Date: November 3, 2017

By:	/s/ Naum Voloshin

Chief Financial Officer

(Principal Financial Officer)

Date: November 3, 2017

