Form 10-K
period 2017-06-30
Cavitation Technologies, Inc.
filed 2017-11-03
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FROM THE TRANSITION PERIOD FROM _____ TO _______.

For the fiscal year ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐    NO  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant by reference to the price at which the common equity was last sold, or of the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $6,365,938 as of December 31, 2016 based on the closing price of $0.04 per share and 159,148,456 non-affiliate shares outstanding.

The registrant had 196,797,906 shares of common stock outstanding on October 13, 2017.

DOCUMENTS INCORPORATED BY REFERENCE:

None

CAVITATION TECHNOLOGIES, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2017
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

PART I

ITEM 1.  BUSINESS

Cavitation Technologies, Inc. (referred to herein, unless otherwise indicated, as “the Company,” “CTi,” “we,” “us,” and “our”) is a Nevada corporation originally incorporated under the name Bio Energy, Inc. We are a process and product development firm that has developed, patented, and commercialized environmentally friendly technology based systems that are designed to serve large, growing, global markets such as vegetable oil refining, renewable fuels, water treatment, wines and spirits enhancement, algae oil extraction, water-oil emulsions and crude oil yield improvement.  Our systems are designed to process industrial liquids at a reduced processing time, lower operating cost, improved yield while operating in environmentally friendly manner. We have developed, patented, and commercialized our proprietary technology that can be used in multiple liquid processing applications. Our patented Nano Reactor® is the critical component of our CTi Nano Neutralization® System which has been shown to reduce operating costs and increase yields in refining vegetable oils.

Vegetable Oil Refining

Our first commercial application for our technology has been the CTi Nano Neutralization® System which has been utilized to improve edible vegetable oil refining process. Our environmentally friendly process has been shown to reduce refining costs, increase oil yield, and limit the amount of chemical additives used in chemical refining of vegetables oils. This patented process (US Patent # 7,762,715 and # 8,042,989) is designed to be incorporated into new and existing soybean, rapeseed, and canola oil chemical refineries.

Our first pilot test of our CTi NANO Neutralization System was conducted in 2010 at Carolina Soya, a 200-metric ton/day crude soy oil refining plant in Estill, South Carolina. Our second system, which became operational in fiscal 2011, has been continuously utilized since 2011 at the plant that processes approximately 450 metric tons per day of soy oil. Further, we have successfully shipped over 30 systems both domestically and abroad. We also continuously focus on developing additional Nano Reactor® applications and managing the intellectual property issues associated with new processes and applications.

The global demand for vegetable oils has grown consistently at a rate of about 5.5% p.a. from 84.5 million metric tons in 1999 to over 175 million metric tons in 2015-2016 (https://www.statista.com/statistics/263937/vegetable-oils-global-consumption/). It is also a highly competitive commodity market in which the lowest-cost producer has the advantage.

Desmet Ballestra Agreement

On May 14, 2012 we signed a global R and D, Marketing and Technology License Agreement with Desmet Ballestra Group s.a. (Desmet), a Belgian company that is actively marketing the NANO Neutralization System, the key component of which is our Nano Reactor® to soybean and other vegetable oil refiners. The Agreement provided Desmet (licensee) a limited, exclusive license and right to develop, design and supply our NANO Neutralization System which incorporates Nano Reactor® devices on a global basis tools and fats and oleo chemical applications Desmet provided, under certain conditions, limited monthly advance payments of $125,000 against future sales to us through May 2015. This Agreement was terminated in May 2015.

On January 22, 2016, we signed a similar three-year agreement with Desmet effective August 1, 2015. As part of the agreement, Desmet is to provide, under certain conditions, limited monthly advance payments of $50,000 against future sales to us. The agreement expires in August 2018 or may be terminated by Desmet every August 1 should Desmet and its affiliates fail to convert a minimum of six NANO Neutralization Systems to sold status during the period of June 1 to May 31. The agreement may also be terminated in case we were to lose our rights under the patents and patent applications being used in our CTi NANO Neutralization System.

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

GEA Westfalia Agreement

In August 2012, we entered into a Technology and Licensing Agreement with the GEA Group AG - Westfalia Separator Group (“GEA”) pursuant to which the companies agreed to jointly develop and patent new applications of our core technologies. As part of the Agreement, GEA Westfalia will assemble a complete commercial test system comprising Nano Reactors®. This Agreement was terminated in January 2017.

In January 2017 we have entered into a new global technology license, R&D and marketing agreement with respect to our patented Nano Reactor™ technology, processes and applications. Under the new agreement, GEA has been granted a worldwide exclusive license to integrate our patented technology into water treatment application, milk and juice pasteurization, and certain food related processes. The license agreement between us and GEA has a three-year term and provides for the payment of $300,000 per year in advanced license fees to us. As of June 30, 2017, the Company has not received any advances from GEA or recorded any revenues pursuant to this agreement.

GEA Westfalia Separator manufactures filtration and equipment such as separators, clarifiers, decanters and membrane filtration systems. This equipment is used for the purification of suspensions, the separation of fluid mixtures with simultaneous removal of solids, extraction and concentration or removal of liquids from solids. The technological dominance of the company is based on over one hundred fifteen years of innovation, first-class engineering solutions and comprehensive processing capabilities. The company was founded in 1893 in Oelde, Germany, and since 1994 has been a part of the GEA Group AG and is a business unit within the GEA Mechanical Equipment segment. In 1950, Westfalia Separator established US and Canadian corporations to serve as sales and marketing arms to compete in the burgeoning North American market for centrifuges. GEA is one of the largest suppliers for the food processing industry and a wide range of process industries that generated consolidated revenues of approximately EUR 4.6 billion in 2015. As an international technology group, GEA focuses on process technology and components for sophisticated production processes in various end-user markets. The Group generates more than 70 percent of its revenue in the food sector that enjoys long-term sustainable growth. As of December 31, 2016, the Company employed about 17,000 people worldwide. GEA is a market and technology leader in its business areas. GEA is listed on the German MDAX (G1A, WKN 660 200). In addition, GEA’s share is a constituent of the MSCI Global Sustainability Indexes.

Customers Dependence

We continue to sell our CTi Nano Reactor® and Nano Reactor® Systems and technology only to two licensees, Desmet and GEA, and they are responsible for installing and servicing the systems. All of our revenue for the fiscal year ended June 30, 2017 and 2016 was derived from sales of products to Desmet.

Sources and availability of raw materials and the names of principal suppliers

We have historically sourced reactor components from various domestic and international suppliers. We do not have any long-term contracts, agreements, or commitments with any supplier. We believe it would take approximately 30 days to find a new supplier, if necessary.

Competition

Our competitors who sell equipment and engineering services for the vegetable oil refining business are a myriad of companies both large and small that provide equipment and technology to oil refiners. These include known companies that have longer operating histories, more experience, and stronger financial capabilities. Competitors include Alfa Laval, and Crown Iron Works as well as many firms that provide advice and services to small and regional firms. In addition, Arisdyne Systems, a designer of cavitation devices, is marketing a system using similar technology. The vegetable oil refining business is a highly competitive commodity market in which where the lowest-cost producer has the advantage. We intend to compete by offering solutions that help our clients remain or become a low-cost producer. Because the industry in which we compete has had limited new technology introduced in the last 50 years, we believe our CTi Nano Neutralization® Systems provide a unique opportunity for refiners to increase margins. We seek to differentiate ourselves by offering solutions based on our proprietary and patented designs, processes, and applications to help our clients described in our issued and patent pending applications. We compete by offering solutions that we believe can reduce operating expenses and increase oil yield vs currently applied technologies

Patents

Our Cavitation Generator patent was issued during fiscal 2011. In addition, we have a patent for our Multi-Stage Cavitation Device that was issued on October 25, 2011. In the fiscal 2014 we received approvals for another apparatus patent and 2 additional process patents in the US. During fiscal years 2015 and 2016, we also received approvals in the US for another 5 patents for various processes. In fiscal year 2017, we received approvals in the US for 3 process patents and approval for a 4th process patent in fiscal year 2018.

In international applications, we received 1 patent approval for a process patent in Singapore in fiscal year 2016. In fiscal year 2017, we received patent approvals for process patents in Mexico and Canada.

We also have 3 US and 7 international patent applications pending that apply to the design of our reactor and the processes involving use of the same. We filed a number of process patent applications incorporating these patented devices for processing fluids in vegetable oil refining, waste water treatment, algae oil extraction, and alcoholic beverage enhancement. We received comments from the United States Patent and Trademark Office with regards to our process for increasing bioalcohol yield from biomass and have responded. We also received comments in multiples of our international applications and are responding to those as well. There is no assurance that our patents pending will be ultimately issued.

We believe our technology can be applied to other liquid processing industries where there is a need to solve environmental problems, reduce operating costs, and/or improve quality and yield. Our issued patents, allowed patents, and pending applications support potential uses of the Company’s proprietary technology in markets that include, but are not limited to, vegetable oils refining, renewable fuel production, alcoholic beverage enhancement, water purification, and algae oil extraction. In addition, we believe our proprietary technology may also be applied to fuel mixing and crude oil refining. During fiscal 2011, we received the “CE Marking” certification which allows us to market our systems in the European Union. Our success will depend in part on our ability to obtain patents, maintain trade secrets, and operate without infringing on the proprietary rights of others both in the United States and other countries. There can be no assurances that patents issued to us will not be challenged, invalidated, or circumvented, or that the rights granted hereunder will provide proprietary protection or competitive advantage to us. We plan to continue to invest in R&D and file for new and improved patents.

 Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two parties, our President as well as our former Chief Executive Officer (CEO) who currently serves as our Technology Senior Manager, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and former CEO/current Technology Senior Manager have been assigned to the subsidiary.  In exchange, that subsidiary agreed to pay a royalty of 5% of gross revenues to each of the President and former CEO/current Technology Senior Manager for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by us on May 13, 2010 from our subsidiary. Our former CEO/current Technology Senior Manager and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2017.

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

Employees

On June 30, 2017 we had four full-time employees and had engaged several consultants and independent contractors over the past year. Members of our staff and technical team are comprised of experienced professionals who are chemists, civil, chemical, and mechanical engineers with expertise in hydrodynamic cavitation, nano technology and water treatment. These individuals hold degrees in Civil, Chemical, and Mechanical Engineering.

Research and Development Expenditures

During the fiscal years ended June 30, 2017 and 2016, we spent $27,105 and $29,371 on research and development activities.

ITEM 1A.  RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarter is located in Chatsworth, California, with an area of approximately 5,000 square foot facility, which includes office space and an area to conduct research and development.  Our lease agreement for this space will end on February 1, 2018.  Our monthly rent payments approximate $5,000. We do not anticipate any material difficulties with the renewal of our rental agreement when it expires or in securing replacement facilities on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

We are involved in certain legal proceedings that arise from time to time in the ordinary course of our business. As of June 30, 2017, we were a party to legal proceedings related to claims for payment of unpaid wages that are currently accrued for in our financial statements and are described in more detail below. Except for income tax contingencies, we record accruals for contingencies to the extent that management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. Material legal proceedings that are currently pending are as follows:

On September 5, 2013, a former employee who was also a former Director (Plaintiff) filed an administrative Complaint for approximately $179,000 in unpaid wages, plus penalties and interest, with the California Labor Commissioner’s Office (CLCO).  In January 2016, the CLCO ruled in favor of us and dismissed the case. As a result of this ruling, our obligation to the former employee and former Director only amounted to approximately $131,000 which was accrued in prior periods and included as part of Accrued Payroll and payroll taxes due to officers in the accompanying balance sheet.

In February 2016, the same former employee and who is also a former Director has now appealed this ruling to the Los Angeles County Superior Court.  While we believe our case to be strong, no assurance can be given that we will prevail on appeal. In addition to defending ourselves, we also filed a cross-complaint against this former employee and Director for breach of contract and breach of fiduciary duty as a Director.

In October 2017, the Company settled the lawsuit with the Plaintiff for $30,000. Upon payment of the settlement amount, the Complaint and Cross-complaint between the Company and the Plaintiff will be dismissed with prejudice.  As a result, the Company will record a gain of $101,000 in October 2017 to extinguish the remaining accrual upon payment of the settled amount of $30,000.

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

		HIGH	LOW

Fiscal 2016	First Quarter	$0.06	$0.03
	Second Quarter	0.03	0.02
	Third Quarter	0.04	0.02
	Fourth Quarter	0.04	0.03

		HIGH	LOW

Fiscal 2017	First Quarter	$0.03	$0.02
	Second Quarter	0.04	0.02
	Third Quarter	0.05	0.03
	Fourth Quarter	0.04	0.03
Fiscal 2018	First Quarter	0.04	0.03

We became a public company through a share exchange that was effected in October 2008. The first day of public trading of our stock was November 11, 2008. Since our fiscal year end was changed to June 30, public trading of our stock began in the second quarter of fiscal 2009. As of October 13, 2017, there were approximately 1,100 holders of record of our Common Stock. This does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.

Dividend Policy

We have neither declared nor paid any dividends on our Common Stock in the preceding two fiscal years. We currently intend to retain future earnings, if any, to fund ongoing operations and finance the growth and development of our business and, therefore, do not anticipate declaring or paying cash dividends on our Common Stock for the foreseeable future. Any future decision to declare or pay dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the year ended June 30, 2017 in transactions that were not registered under the Securities Act of 1933, as amended, other than as previously disclosed in our filings with the Securities and Exchange Commission.

Issuer Purchases of Equity Securities

None.

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

Overview of Our Business

We are a Nevada corporation originally incorporated under the name Bio Energy, Inc. On January 29, 2007, we incorporated a wholly owned subsidiary, Hydrodynamic Technology, Inc. as a California corporation.

We have developed, patented, and commercialized proprietary technology that can be used for processing of industrial fluids. Our patented Nano Reactor® is the critical components of the CTi Nano Neutralization® System which has been shown to reduce operating costs and increase yields in processing oils and fats. CTi holds and applied for numerous patents covering technology and various processes in US and Internationally, covering vegetable and crude oil refining, waste water treatment, algae oil extraction, and alcoholic beverage enhancement.

During the year ended June 30, 2017, we recorded revenue of $1,063,054. Our net loss from operations in 2017 was $1,066,945 and net cash used in operating activities was $53,311.

Management’s Plan of Operation

At June 30, 2017 we are continuously engaged in manufacturing Nano Reactor® and Nano Neutralization System which are designed to help refine vegetable oils such as soybean, canola and rapeseed. Additionally, our near-term goal is to develop strategic and marketing tools to apply our technologies that can be commercially accepted in enhancement of wines and spirits, industrial water treatment and consumer related products.

We have a working capital deficiency of $1,297,730 and a stockholders’ deficit of $1,144,720 as of June 30, 2017. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.

Management’s plan is to generate income from operations by licensing our technology globally through our licensees, Desmet Ballestra Group (Desmet) and GEA Westfalia Group (GEA). In January 2016, we signed a three-year global R and D, Marketing and Technology License Agreement with Desmet for the sale and licensing of our reactors. The agreement expires in August 2018 or may be terminated by Desmet every August 1 should Desmet and its affiliates fail to convert a minimum of six Nano Reactors System to sold status during the period of June 1 to May 31. The agreement may also be terminated in case we lose ownership of patents and patent applications being used in our CTi Nano Neutralization System. As part of the agreement, Desmet is also obligated to provide us with monthly advances of $50,000 against future sales. During the year ended June 30, 2017, advances received from Desmet amounted to $500,000. These funds service operational expenses on a monthly basis.

In January 2017, we signed a three-year global R&D, Marketing and Technology License Agreement with GEA Group, (GEA) covering certain processes and patented applications. This agreement provides the Company with $25,000 monthly advances against future sales. This agreement may be terminated by either party on each anniversary date. As of June 30, 2017, the Company has not yet received any advances from GEA or recorded any revenues under this agreement. Subsequent to June 30, 2017, we received advances totaling $100,000.

In addition to these advances, we anticipate that we may need additional funding, and we may attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet our needs, or that we will be able to meet our future contractual obligations. Should management fail to obtain such financing, we may curtail its operations. Management estimates that cash on hand together with advances from Desmet and GEA will allow us to operate beyond fiscal 2018.

The accompanying consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As a result of the aforementioned factors, our independent auditors, in their report on our audited consolidated financial statements as of and for the year ended June 30, 2017, expressed substantial doubt about our ability to continue as a going concern.

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

Revenue Recognition

Revenue from the sale of our Nano Reactor® systems is being recognized when persuasive evidence of an agreement exists; shipment has occurred, including transfer of title and risk of loss for product sales, services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collectability was reasonably assured.

We are also entitled to a profit share from our distributor from the sale of the reactors to their customers.  Pursuant to the May 2012 agreement with our distributor, the profit share was fixed and determinable at the time of shipment, and as such, recorded upon shipment and acceptance of the reactors by the distributor. Pursuant to the January 2016 agreement with the Company’s distributor, the profit share is not fixed at the time of delivery, and as such, revenue is recognized when the profit share is fixed and determinable, which is generally be upon delivery and installation of the NANO Neutralization System by the distributor to its customer.

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

Share-Based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. We account for stock option and warrant grants issued and vesting to non- employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

Results of Operations

Below is summary comparing fiscal 2017 and fiscal 2016.

	For the Years Ended
	June 30,
	2017	2016	$ Change	% Change

Revenue	$1,063,054	$1,798,217	$(735,163)	-41%
Cost of revenue	69,441	121,505	(52,064)	-43%
Gross profit	993,613	1,676,712	(683,099)	-41%

General and administrative expenses	2,033,453	1,214,561	818,892	67%
Research and development expenses	27,105	29,371	(2,266)	-8%
Total operating expenses	2,060,558	1,243,932	816,626	66%
Net income (loss)	$(1,066,945)	$432,780	(1,499,725)	-347%

Revenue

During the year ended June 30, 2017 revenue decreased by 41% to $1,063,054 and was derived from the sale of eight of our CTi Nano Neutralization Systems and twenty-two reactor lines (a total of 66 reactors) delivered to Desmet as part of the revised agreement entered into in January 2016. During the year ended June 30, 2016, revenue of $1,798,217 was derived largely from the sale of four of our CTi Nano Neutralization Systems and 16 additional reactor lines in order to close-out the May 2012 agreement that expired in August 2015.

Operating Expenses

Operating expenses for fiscal 2017 amounted to $2,060,558 versus $1,243,932 in fiscal 2016, an increase of $816,626 or 66%. The increase was mostly attributable to non-cash costs resulting from the issuance of 2.8 million shares of common stock and 11.6 million warrants to acquire shares of our common stock to officers, consultants and a director of with a fair value of $545,000. Non-cash expense items such as amortization and depreciation expense of $50,967, and write-off of inventory $28,049 among others, amounted to a small proportion of operating expenses, with major expense categories being salaries and payroll taxes of approximately $548,000, legal and professional fees of approximately $376,000, various insurance policies amounting to $115,000 and travel, insurance and marketing services fees. Research and development (R&D) expense decreased by $2,266 or 7.7% for the year ended June 30, 2017.

Operating expenses for fiscal 2016 amounted to $1,243,932. Non-cash expense items such as amortization and depreciation expense of $60,126, and write-off of inventory of $18,792 among others, amounted to a small proportion of operating expenses, with major expense categories being salaries and payroll taxes of approximately $505,000, legal and professional fees of approximately $174,000, various insurance policies amounting to $96,333 and travel, insurance and marketing services fees.

Our reported Net Loss in fiscal 2017 was $1,066,945 vs Net Income in fiscal 2016 of $432,780.

Liquidity and Capital Resources

During the fiscal year ended on June 30, 2017, cash used in operating activities was $53,311 and cash used in investing activities was $55,500 resulting from the purchase of equipment which was financed with cash reserves and proceeds from reactor sales from our partner, Desmet Ballestra, resulted in net decrease in cash of $108,811.

During the fiscal year ended June 30, 2016, cash used in operating activities was $759,604 and cash used in investing activities was $61,565 resulting from the purchase of equipment of $61,565 resulted in net decrease in cash of $821,169.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  During the year ended June 30, 2017, we recorded net loss of $1,066,945 and utilized $53,311 of cash in operations. As of June 30, 2017, we had a working capital deficiency of $1,297,730, and stockholders’ deficit of $1,144,720.   We have also been dependent on certain aspects of our funding from a technology agreement with a distributor. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of us to continue as a going concern. In addition, our independent registered public accounting firm, in its report on our June 30, 2017 consolidated financial statements, has raised substantial doubt about our ability to continue as a going concern. Management’s plan is to generate income from operations by continuing to license our technology globally through our strategic partner with the Desmet Ballestra Group (Desmet). Pursuant to a R&D, Marketing and Technology License agreement with Desmet that was signed in January 2016, Desmet has provided us monthly advances of $50,000 which started in January of 2016 and are expected to continue up to the expiration of the agreement in August 2018 but can be terminated on each August 1 under certain circumstances. These advances will be applied against future sales to Desmet. During the year ended June 30, 2017 advances received from Desmet amounted to $500,000.

In January 2017, we signed a three-year global R&D, Marketing and Technology License Agreement with GEA Group, (GEA) covering certain processes and patented applications. This agreement provides the company with $25,000 monthly advances against future sales. This agreement may be terminated by either party on each anniversary date. As of June 30, 2017, the Company has not yet received any advances from GEA or recorded any revenues under this agreement. Subsequent to June 30, 2017, we received advances totaling $100,000.

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

Sources and Uses of Cash

During the fiscal year ended June 30, 2017, net cash used in operating activities amounted to $53,311, a decrease over fiscal 2016 of almost $706,293. During the year ended June 30, 2017 we received proceeds totaling $1,373,750 from Desmet Ballestra from sale of reactors which included $500,000 in advances for gross profit share. This cash was used largely to pay operating costs, legal and professional service providers, acquire new inventory, pay management salaries and to pay travel and insurance expenses.

During fiscal 2016, net cash used in operating activities amounted to $759,604 and we received gross proceeds of $500,000 in advances against future gross profit share from our partner, Desmet Ballestra.

Net cash used in investing activities for property and equipment during fiscal 2017 and fiscal 2016 amounted to $55,500 and $61,565 respectively.

We did not conduct any financing activities in the fiscal years ended June 30, 2017 and 2016.

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

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for Smaller Reporting Companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cavitation Technologies, Inc.
Los Angeles, CA

We have audited the accompanying consolidated balance sheets of Cavitation Technologies, Inc. (the “Company”) as of June 30, 2017 and 2016 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cavitation Technologies, Inc. as of June 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has experienced recurring net losses since inception and has a stockholders’ deficit as of June 30, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.
Los Angeles, California
November 3, 2017

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2017	2016

ASSETS

Current assets:
Cash and cash equivalents	$548,585	$657,396
Inventory, net	143,136	153,811
Total current assets	691,721	811,207

Property and equipment, net	140,606	122,641
Patents, net	2,904	16,336
Other assets	9,500	9,500
Total assets	$844,731	$959,684

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$245,452	$171,029
Accrued payroll and payroll taxes due to officers	994,033	994,033
Related party payable	1,147	1,147
Advances from distributor, net	748,819	436,250
Total current liabilities	1,989,451	1,602,459

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2017 and 2016, respectively	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 196,797,906 and 193,997,906 shares issued and outstanding as of June 30, 2017 and 2016, respectively	196,798	193,998
Additional paid-in capital	22,625,088	22,062,888
Accumulated deficit	(23,966,606)	(22,899,661)
Total stockholders' deficit	(1,144,720)	(642,775)
Total liabilities and stockholders' deficit	$844,731	$959,684

See accompanying notes, which are an integral part of these consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,
	2017	2016

Revenue	$1,063,054	$1,798,217
Cost of revenue	69,441	121,505
Gross profit	993,613	1,676,712

General and administrative expenses	2,033,453	1,214,561
Research and development expenses	27,105	29,371
Total operating expenses	2,060,558	1,243,932

Net income (loss)	$(1,066,945)	$432,780

Net income (loss) per share,
Basic and Diluted	$(0.00)	$0.00

Weighted average shares outstanding,
Basic	195,053,401	193,997,906

Diluted	195,053,401	194,352,745

See accompanying notes, which are an integral part of these consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

YEARS ENDED JUNE 30, 2017 AND 2016

	Series A Preferred		Common Stock		Additional Paid-	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Issuable	Deficit	Total
Balance at June 30, 2015	-	$-	184,968,551	$184,968	$21,259,285	$812,633	$(23,332,441)	$(1,075,555)
Issuance of common stock			9,029,355	9,030	803,603	(812,633)		-
Net income							432,780	432,780
Balance at June 30, 2016	-	-	193,997,906	193,998	22,062,888	-	(22,899,661)	(642,775)
Issuance of common stock for services			2,800,000	2,800	109,200	-		112,000
Fair value of warrants issued for services					453,000			453,000
Net loss							(1,066,945)	(1,066,945)
Balance at June 30, 2017	-	$-	196,797,906	$196,798	$22,625,088	$-	$(23,966,606)	$(1,144,720)

See accompanying notes, which are an integral part of these consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2017	2016

Operating activities:
Net income (loss)	$(1,066,945)	$432,780
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	50,967	60,126
Fair value of common stock issued for services	112,000	-
Fair value of vested warrants	453,000	-
Allowance for inventory obsolescence	-	18,792
Changes in operating assets and liabilities:
Inventory	10,675	(37,004)
Accounts payable and accrued expenses	74,423	(27,657)
Accrued payroll and payroll taxes due to officers	-	(22,190)
Advances from distributor	500,000	436,250
Reduction in advances due to realization of revenues from distributor	(187,431)	(1,620,701)
Net cash used in operating activities	(53,311)	(759,604)

Investing activities:
Purchase of property and equipment	(55,500)	(61,565)
Net cash used in investing activities	(55,500)	(61,565)

Net change in cash	(108,811)	(821,169)
Cash, beginning of period	657,396	1,478,565
Cash, end of period	$548,585	$657,396

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$1,600	$1,600

See accompanying notes, which are an integral part of these consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2017 AND 2016

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

Note 2 - Basis of Presentation and Going Concern

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  During the year ended June 30, 2017, the Company incurred a net loss of $1,066,945 and utilized $53,311 of cash in operations. As of June 30, 2017, the Company had a working capital deficiency of $1,297,730 and a stockholders’ deficit of $1,144,720. The Company has also been dependent on certain aspects of its funding from a technology and license agreement with a distributor that expires in August 2018. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern. Management’s plan is to generate income from operations by continuing to license its technology globally through our strategic partner with the Desmet Ballestra Group (Desmet). Pursuant to a R&D, Marketing and Technology License agreement with Desmet that was signed in January 2016, Desmet has provided the Company with monthly advances of $50,000 which started in January of 2016 and are expected to continue through expiration of the technology and license agreement in August 2018. These advances are expected to be applied against future sales to Desmet. During the year ended June 30, 2017 advances received from Desmet amounted to $500,000.

In January 2017, the Company signed a three-year global R&D, Marketing and Technology License Agreement with GEA Group, (GEA) covering certain processes and patented applications. This agreement provides the Company with $25,000 monthly advances against future sales, and may be terminated by either party on each anniversary date. As of June 30, 2017, the Company has not yet received any advances from GEA or recorded any revenues under this agreement. Subsequent to June 30, 2017, we received advances totaling $100,000.

The Company may also attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. There is no assurance that such financing will be available in the future or obtained in sufficient amounts necessary to meet the Company’s needs, that the Company will be able to achieve profitable operations or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

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

As of June 30, 2017, the carrying value of certain accounts such as inventory, accounts payable, accrued expenses and accrued payroll approximates their fair value due to the short-term nature of such instruments.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in reserves for inventory obsolescence, valuing our stock options, stock warrants and common stock issued for services and realization of our deferred tax asset, among other items. Actual results could differ from these estimates.

Revenue Recognition

Revenue from the sale of the Company’s Nano Reactor® Systems is recognized when persuasive evidence of an agreement exists; shipment has occurred, including transfer of title and risk of loss for product sales, or services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collectability is reasonably assured.

The Company is also entitled to a profit share from its distributor from the sale of the reactors to their customers. Pursuant to the May 2012 agreement with our distributor, the profit share was fixed and determinable at the time of shipment, and as such, recorded upon shipment and acceptance of the reactors by the distributor. Pursuant to the January 2016 agreement with the Company’s distributor, the profit share is not fixed at the time of delivery, and as such, revenue is recognized when the profit share is fixed and determinable, which will generally be upon delivery and installation of the NANO Neutralization System by the distributor to its customer.

Cash

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost which approximates market value.

The Company maintains its cash with one domestic financial institution. From time to time, cash balance in this domestic bank may exceed federally insured limits provided by the Federal Deposit Insurance Corporation (“FDIC”) of up to $250,000. As of June 30, 2017 and 2016, before adjustments for outstanding checks and deposits in transit, the Company had approximately $549,000 and $657,000, respectively, on deposit with one bank. The Company believes that no significant concentration of credit risk exists with respect to this cash balances because of its assessment of the creditworthiness and financial viability of this financial institution.

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

Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives.

Leasehold improvements	Shorter of life of asset or lease
Furniture	5-7 Years
Office equipment	5 Years
Lab equipment	4 Years
Skid systems	4 Years

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended June 30, 2017 and 2016, the Company did not recognize any impairment for its property and equipment.

Patents

Capitalized patent costs represent legal fees associated with procuring and filing patent applications. The Company accounts for patents in accordance with ASC 350-30, General Intangibles Other Than Goodwill. The Company has five patents issued in fiscal 2013, 2012 and 2011. As of June 30, 2017, the Company has a total of 25 patents pending. The patents have duration of twenty years from filing date. The Company amortizes its patents over a four-year period which we believe is a reasonable estimate based upon its estimate of time until the next generation of reactors is developed or until other forms of competition appear.

During the year ended June 30, 2017, the Company recognized patent amortization expense of $13,432. As of June 30, 2017, total capitalized patent costs amounted to $129,363 and accumulated amortization of $126,459 or a net balance of $2,904.

During the year ended June 30, 2016, the Company recognized patent amortization expense of $20,830. As of June 30, 2016, total capitalized patent costs amounted to $129,363 and accumulated amortization of $113,027 or a net balance of $16,336.

At June 30, 2017, future estimated patent amortization costs are as follows:

Year Ended
June 30,	Amount
2018	2,904
Total	$2,904

Impairment of Intangible and Long-Lived Assets

In accordance with ASC 350-30, General Intangibles Other than Goodwill, the Company evaluates amortizable intangibles and long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. Based on the Company annual impairment tests, management believes there is no impairment of its intangibles and long-lived assets as of June 30, 2017 and 2016. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of intangibles and long-lived assets.

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

The fair value of the Company’s common stock option and warrant grants is estimated using the Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the options and warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

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

Advertising Costs

Advertising costs, including marketing expense, incurred in the normal course of operations are expensed as incurred. Advertising expenses amounted to $30,996 and $45,241 for the years ended June 30, 2017 and 2016 respectively and was reported as part of General and administrative expenses in the accompanying Consolidated Statements of Operations.

Research and Development Costs

Research and development expenses relate primarily to the development, design, testing of preproduction prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development costs recorded during the years ended June 30, 2017 and 2016 amounted to $27,105 and $29,371, respectively.

Warranty Policy

The Company provides a limited warranty with every set of reactors sold, typically 2 to 5 years. The Company has not experienced significant claims under its warranty policy, and management determined no accrual for warranty reserve was necessary at June 30, 2017 and 2016.

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

The following table sets forth the computation of basic and diluted income per common share.

	June 30,
	2017	2016

Net income (loss)	$(1,066,945)	$432,780

Weighted average common shares – basic	195,053,401	193,997,906
Dilutive effect of outstanding stock options	-	354,839
Weighted average shares – diluted	195,053,401	194,352,745

Net income (loss) per common share:
Basic and Diluted	$(0.00)	$0.00

There were no adjustments to net income (loss) required for purposes of computing diluted earnings per share. At June 30, 2017 and 2016, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of its diluted earnings per share, as their effect would have been antidilutive.

	June 30, 2017	June 30, 2016
Options	11,685,852	12,241,153
Warrants	75,926,510	64,326,510

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The adoption of this pronouncement could affect the timing of the recognition of the Company’s revenues related to the gross profit share from the sale of reactors by our distributor to the end customer. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

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

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception ("ASU 2017-11"). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity's own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The guidance in ASU 2017-11 can be applied using a full or modified retrospective approach. The adoption of ASU 2017-11 is not expected to have any impact on the Company's financial statement presentation or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Dependence on Desmet Ballestra

The Company’s revenue is entirely dependent on Desmet Ballestra who is its exclusive distribution agent with regard to the CTi Nano Neutralization® System for edible oils. During the year ended June 30, 2017 and 2016, 100% of the Company’s revenue was derived from Desmet (see Note 4).

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

Pursuant to the 2012 Agreement, the Company was recognizing revenue from the sale of the reactors upon shipment and acceptance by Desmet as the Company had no further obligations to Desmet other than the reactor’s two-year standard warranty. In addition, the Company was also entitled to a non-refundable share in gross profit from the sale of Desmet’s integrated neutralization system to its customer of which the reactors are an integral component. Such revenues were recognized upon shipment of the reactors to Desmet as these amounts were fixed and the Company had no further obligation or commitment in the installation of the integrated neutralization system to Desmet’s customer, other than the reactors warranty.

During the year ended June 30, 2016 the Company recorded revenues from reactor sales of $420,001 and gross profit share of $1,200,700 or a total of $1,620,701 pursuant to the 2012 agreement.

As of June 30, 2016, the Company had no further obligations to Desmet under this agreement. There were no revenues recorded under this agreement in fiscal 2017.

2016 Agreement

On January 22, 2016, the Company signed a similar three-year agreement with Desmet effective August 1, 2015. In addition for the payment upon shipment of the nano reactors, Desmet agreed to provide monthly advance payments of $50,000 to be applied against gross profit share earned by the Company on installation of the nano reactors by Desmet to its customers. The agreement expires in August 2018 or may be terminated by Desmet every August 1 should Desmet and its affiliates fail to convert a minimum of six Nano Reactors systems to sold status during the period of June 1 to May 31. The agreement may also be terminated in case the Company were to lose its rights under the patents and patent applications being used in the Company’s CTi NANO Neutralization System.

Revenue from the sale of our Nano Reactor® systems is being recognized when persuasive evidence of an agreement exists; shipment has occurred, including transfer of title and risk of loss for product sales, services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collectability was reasonably assured.  We are also entitled to a profit share from our distributor from the sale of the reactors to their customers.  Pursuant to the January 2016 agreement with the Company’s distributor, the profit share is not fixed at the time of delivery, and as such, revenue is recognized when the profit share is fixed and determinable, which is generally be upon delivery and installation of the NANO Neutralization System by the distributor to its customer.

During the year ended June 30, 2016, the Company recorded revenues of $177,516 from reactor sales and received $500,000 of advance payments pursuant to the 2016 agreement. As of June 30, 2016, $63,750 of the recorded revenues was not yet collected, as such, for financial reporting purposes the Company deducted this amount from the advance payments received which resulted in a net balance of $436,250 in advances from Desmet.

During the year ended June 30, 2017, the Company recorded revenues of $895,000 from reactor sales and $168,054 from gross profit share for a total of $1,063,054 and received $500,000 of advance payments pursuant to the 2016 agreement. As of June 30, 2017, $85,000 of the recorded revenues was not yet collected, as such, for financial reporting purposes the Company deducted this amount from the advance payments received which resulted in a net balance of $748,819 in advances from Desmet.

Note 5 - Property and Equipment

Property and equipment consists of the following as of June 30, 2017 and June 30, 2016:

	June 30,	June 30,
	2017	2016

Leasehold improvement	$2,475	$2,475
Furniture	26,837	26,837
Office equipment	1,499	1,499
Equipment	68,380	68,380
Systems	408,155	352,655
	507,346	451,846
Less: accumulated depreciation and amortization	(366,740)	(329,205)
Property and equipment, net	$140,606	$122,641

Depreciation expense for the years ended June 30, 2017 and 2016 amounted to $37,535 and $39,296, respectively and was reported as part of General and administrative expenses in the accompanying Consolidated Statements of Operations.

Note 6 - Accrued Payroll and Payroll Taxes to Officers and former officers

As of June 30, 2017 and 2016, the Company had accrued unpaid salaries to officers and former officers amounting to $994,033.

Note 7 - Stockholders’ Deficit

Common Stock

Year ended June 30, 2017

During the year ended June 30, 2017 the Company issued 2,800,000 shares of common stock valued at $112,000 to service providers and a director for services rendered. These shares were valued at fair value at the date of issuance.

Year ended June 30, 2016

On September 25, 2015, the Company issued 9,029,355 shares of common stock with a value of $812,633 pursuant to a settlement of notes payable in April 2014. These shares were reflected as Common Stock issuable in the accompanying Statement of Changes in Stockholders’ Deficit as of June 30, 2016. Such amounts were reclassified to additional paid in capital upon their issuance during the year ended June 30, 2016.

Preferred Stock

On March 17, 2009, the Company filed an Amended and Restated Articles of Incorporation and created two new series of preferred stock, the first of which is designated Series A Preferred Stock and the second of which is designated as Series B Preferred Stock. The total number of shares of Common Stock which this corporation has authority to issue is 1,000,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock of which 5,000,000 shares are designated as Series A Preferred Stock, and 5,000,000 shares are designated as Series B Preferred Stock, with the rights, preferences and privileges of the Series B Preferred Stock to be designated by the Board of Directors. Each share of Common Stock and Preferred Stock has a par value of $0.001. As of June 30, 2017 and 2016, there are no shares of Series A or Series B Preferred Stock issued and outstanding.

Stock Options

The Company has not adopted a formal stock option plan. However, it has assumed outstanding stock options resulting from the acquisition of its wholly-owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non- plan grants. A summary of the stock option activity from June 30, 2017 and 2016 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding June 30, 2015	12,810,957	$0.44	5.35
- Granted	-	-	-
- Forfeited	-	-	-
- Exercised	-	-	-
- Expired	(214,965)	-	-
Outstanding at June 30, 2016	12,595,992	$0.44	4.96
- Granted	-	-	-
- Forfeited	-	-	-
- Exercised	-	-	-
- Expired	(910,140)	-	-
Outstanding at June 30, 2017	11,685,852	$0.37	2.41

As of June 30, 2017 and 2016, all outstanding options were fully vested and exercisable. The intrinsic value of the outstanding options as of June 30, 2017 was $110,000. The following table summarizes additional information concerning options outstanding and exercisable at June 30, 2017.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.03	11,000,000	5.36	$0.03	11,000,000	5.36
$0.33	174,022	0.89	$0.33	174,022	0.89
$0.67	511,830	0.97	$0.67	511,830	0.97
	11,685,852			11,685,852

Warrants

A summary of the Company’s warrant activity and related information from as of June 30, 2017 and 2016 is as follows.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at June 30, 2015	68,259,843	$0.07	5.77
Granted	-
Exercised	-
Expired	(3,933,333)
Outstanding at June 30, 2016	64,326,510	$0.07	5.09
Granted	11,600,000	0.03	7.5
Exercised	-
Expired	-
Outstanding at June 30, 2017	75,926,510	$0.06	4.81

In January of 2017, the Company issued warrants to purchase 11,600,000 shares of common stock to Directors, Officers, employees and consultants. The warrants are exercisable at $0.03 per share, vesting immediately and expiring in 10 years from the grant date. Total fair value of these warrants at grant date was $453,000 using the Black-Scholes Option Pricing model with the following average assumptions: stock price of $0.04 per share, estimated life of 7.5 years; risk free interest rate of 2.15%; volatility of 173%, and dividend yield of 0%.

As of June 30, 2017 and 2016, all outstanding warrants were fully vested and exercisable. The intrinsic value of the outstanding warrants as of June 30, 2017 was $116,000. The following table summarizes additional information concerning warrants outstanding and exercisable at June 30, 2017.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

0.03 - 0.07	55,599,851	6.75	$0.05	55,599,851	$0.05
0.12	20,326,659	3.25	$0.12	20,326,659	$0.12
	75,926,510			75,926,510

Note 8 - Income Taxes

Total income tax expense differed from the amounts computed by applying the U.S. Federal and state income tax rate before income tax expense as a result of the NOL carry forward. Therefore, the Company’s effective tax rate is 0.0%. The Company files income tax returns in the United States (“Federal”) and California (“State”) jurisdictions. The Company is subject to Federal and State income tax examinations by tax authorities for all years since its inception.

At June 30, 2017, the Company had Federal and State net operating loss carry forwards available to offset future taxable income of approximately $10 million. These carry forwards will begin to expire in the year ending June 30, 2018 through 2023, subject to IRS limitations, including change in ownership.

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

At June 30, 2017, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets of approximately $4.4 million would not be realized. Accordingly, the Company has recorded a valuation allowance for 100% of its cumulative deferred tax assets. The components of our deferred tax assets are as follows.

	June 30,	June 30,
	2017	2016
Net Operating loss carryforwards	$4,118,000	$3,585,000
Stock compensation expense	957,000	725,000
Amortization of Patents	69,000	58,000
Reserve for Obsolete Inventory	68,000	68,000
Total net deferred tax assets	5,212,000	4,436,000
Less valuation discount	(5,212,000)	(4,436,000)
Net deferred tax assets	$-	$-

A reconciliation of the difference between the expense and income taxes as the statutory US federal income tax are as follows:

	June 30,	June 30,
	2017	2016
Federal statutory rate	(34)%	34%
State income taxes	(7)%	7%
Net operating loss/carryforward	41%	(41)%
Income tax provision	-	-

As a result of the implementation of certain provisions of ASC 740-10, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of June 30, 2017.

Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its consolidated statements of operations. There is no interest or penalties accrued as of June 30, 2017.

The following summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years

Federal	2013 - 2017
California	2012 - 2017

The Company’s net operating loss carry forwards are subject to IRS examination until they are utilized and such tax years are closed.

Note 9 - Commitments and Contingencies

Lease Agreement

The Company leases approximately 5,000 square feet of office and warehouse space under a non-cancellable operating lease agreement through February 1, 2018.  Monthly payments are approximately $5,000 per month. The Company has a security deposit of $9,500 associated with this lease. Future minimum lease payments under our non-cancelable operating lease through February 2018 are $35,000.

Total rent expense was $64,822 and $53,359 for the years ended June 30, 2017 and 2016 and was reported as part of General and administrative expenses in the accompanying Consolidated Statements of Operations,

Royalty Agreements

On July 1, 2008, the Company’s wholly owned subsidiary entered into Patent Assignment Agreements with two parties, its President as well as its former Chief Executive Officer (CEO) and current Technology Senior Manager, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and former CEO/ current Technology Senior Manager have been assigned to the Company.  In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of the President and former CEO/ current Technology Senior Manager for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010. The Company’s former CEO/ current Technology Senior Manager and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2017.

On April 30, 2008 (as amended November 22, 2010), the Company’s wholly owned subsidiary entered into an employment agreement with the Director of Chemical and Analytical Department (the “Inventor”) providing that the Inventor shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of June 30, 2017, no patents have been granted in which this person is the legally named inventor.

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

In August 2014, a former employee and former Director filed an administrative Complaint for approximately $179,000 in unpaid wages, plus penalties and interest, with the California Labor Commissioner’s Office (CLCO).  In January 2016, the CLCO ruled in favor of the Company and dismissed the case. As a result of this ruling, the Company’s obligation to the former employee and former Director only amounted to approximately $131,000 which was already accrued in prior periods and included as part of Accrued Payroll and payroll taxes due to officers in the accompanying balance sheet.

In February 2016, the former employee and former Director appealed this ruling to the Los Angeles County Superior Court.  In addition to defending itself, the Company also has filed a cross-complaint against the former employee and former Director for breach of contract and breach of fiduciary duty as a Director.

In October 2017, the Company settled the lawsuit with the Plaintiff for $30,000. Upon payment of the settlement amount, the Complaint and Cross-complaint between the Company and the Plaintiff will be dismissed with prejudice.  As a result, the Company will record a gain of $101,000 in October 2017 to extinguish the remaining accrual upon payment of the settled amount of $30,000.

Note 10 - Subsequent Events

In January 2017, we signed a three-year global R&D, Marketing and Technology License Agreement with GEA Group, (GEA) covering certain processes and patented applications. This agreement provides the Company with $25,000 monthly advances against future sales. This agreement may be terminated by either party on each anniversary date. In July 2017, the Company received advances totaling $100,000 pursuant to this agreement.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of June 30, 2017.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal controls and procedures, (as defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the year ended June 30, 2017. Based on Management conducted as assessment of our internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our internal controls over financial reporting are ineffective. Our management discovered certain conditions that we deemed to be material weaknesses and significant deficiencies in our internal controls, as follows:

•	A lack of accounting and finance resources as well as effective oversight by those in charge of governance resulted in insufficient controls over timely financial statement preparation and review as well as the preparation and review around accounting for certain complex transactions.

•	The design of monitoring controls used to assess the design and operating effectiveness of our internal controls is inadequate. We also do not have an adequate internal process to report deficiencies in internal control to management on a timely basis.

•	A lack of control relating to the recognition of certain gross profit share earned upon delivery and acceptance to the end user by our distributor caused by improper communication between us and our distributor, which resulted in restatement of previously reported quarterly revenue.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Person	Age	Position

Igor Gorodnitsky	57	President, PEO, Secretary & Director
Naum Voloshin	54	Principal Accounting Officer
James Fuller	77	Director
Gerald Bailey*	76	Director

•	Resigned in September of 2017

Audit committee standing members consisted of Igor Gorodnitsky and James Fuller as of June 30, 2017. We anticipate forming compensation, governance, and other committees as necessary.

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

James Fuller. Mr. Fuller is an independent director, and has been Chairman of our Audit Committee and Independent Financial Expert since February 2010. He was formerly a Vice President of the New York Stock Exchange and director of the Securities Investor Protection Corporation. In addition to his over 30 years of experience in the securities markets, Mr. Fuller sat on the Board of Trustees of the University of California, Santa Cruz and previously served as Chairman of their Audit Committee and Independent Financial Expert. Jim is a partner at Baytree Capital Associates, LLC. He received his BS in Political Science from San Jose State University and his MBA from California State University - Fresno. Mr. Fuller also served as a Director of Propell Technologies Group, Inc (OTCQB: Propell), a public company engaged in oil and gas exploration from October 14, 2011 until February 17, 2015. Based on Mr. Fuller’s extensive experience in finance as well as his prior public company experience it was determined that Mr. Fuller should serve on the Company’s Board.

Naum Voloshin. Mr. Voloshin has over 20 years of experience in investment banking, business operations and marketing. Prior to joining CTi, Mr. Voloshin has worked for several developmental stage companies in US, Europe and Asia. The scope of his duties was to provide management, supervision, business experience and marketing skills.

Family Relationships

Roman Gordon, Global Technology Manager and Founder is a brother of Mr. Igor Gorodnitsky.

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to us during fiscal 2016 ended June 30, 2017, there were no delinquent forms filed during the year.

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

ITEM 11. Executive Compensation.

Summary Compensation Table

The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the years ended June 30, 2017 and 2016 by our “named executive officers,” consisting of (i) each individual serving as principal executive officer during the year ended June 30, 2017, and (ii) our Chief Financial Officer/Chief Operating Officer, our other executive officer.

								Changes in
								Pension
								Value and
							Non-Equity	Non-Qualified	All
					Stock	Warrant	Incentive Plan	Deferred	Other
	Year	Salary		Bonus	Awards (1)	Awards	Compensation	Compensation	Compensation	Totals
Igor Gorodnitsky *	2017	$169,000	(1)	$-	-	$120,000	$-	$-	$-	$289,000
President, Principal Executive Officer	2016	$169,000	(1)	$-	-	$-	$-	$-	$-	$169,000

Naum Voloshin	2017	$156,000	(2)	$-	-	$120,000	$-	$-	$-	$276,000
Principal Accounting Officer	2016	$97,000	(2)	$-	-	$-	$-	$-	$-	$97,000

Roman Gordon ***	2017	$169,000	(3)	$-	-	$120,000	$-	$-	$-	$289,000
Chief Technology Officer (Resigned)	2016	$169,000	(3)	$-	-	$	$-	$-	$-	$169,000

•	Mr. Roman Gordon resigned as Chief Technology Officer

Outstanding Equity Awards at Fiscal Year-End

The table below reflects all outstanding equity awards made to each of the named executive officers that are outstanding as of June 30, 2017.

		Option Awards
		Number	Number
		of securities	of securities
		Underlying	Underlying
	Option/warrant	Unexercised	Unexercised	Option/warrant	Option/warrant
	grant	Options/warrants	Options/warrants	Exercise	expiration
Name	date	# Exercisable	# Unexercisable	Price	date

Igor Gorodnitsky	12/18/2012	4,250,000	-	$0.05	12/18/2022
President and	3/20/2013	5,000,000	-	$0.04	3/20/2023
Principal Executive Officer	1/13/2017	3,000,000	-	$0.03	1/13/2027

Roman Gordon	12/18/2012	4,250,000	-	$0.05	12/18/2022
Senior Technology Manager	3/20/2013	5,000,000	-	$0.04	3/20/2023
	1/13/2017	3,000,000	-	$0.03	1/13/2027

Naum Voloshin	10/10/2013	3,000,000	-	$0.04	10/10/2023
Principal Accounting Officer	1/13/2017	3,000,000	-	$0.03	1/13/2027

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. Expected volatility is calculated based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant.

Employment Agreements

Our executive officers work as at-will employees.

Code Section 162(m) Provisions

Section 162(m) of the U.S. Internal Revenue Code, or the Code, generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to the Chief Executive Officer or any of the four most highly compensated officers. Performance-based compensation arrangements may qualify for an exemption from the deduction limit if they satisfy various requirements under Section 162(m). Although we consider the impact of this rule when developing and implementing our executive compensation programs, we believe it is important to preserve flexibility in designing compensation programs. Accordingly, we have not adopted a policy that all compensation must qualify as deductible under Section 162(m) of the Code. While our stock options are intended to qualify as “performance-based compensation” (as defined by the Code), amounts paid under our other compensation programs may not qualify as such.

2016 Director Compensation

The following table sets forth information for the fiscal year ended June 30, 2017 regarding the compensation of our directors who at June 30, 2017 were not also named executive officers.

	Fees			Non-equity
	Earned			inventive	Non-qualified
	or paid	Stock	Option	plan	deferred	All other
	in cash	Awards	Awards	compensation	compensation	compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)

James Fuller (1)	$-	$8,000	$39,130	$-	$-	$-	$47,130
Gerald Bailey (resigned)	$-	$-	$15,652	$-	$-	$-	$15,652

As of June 30, 2017 the following table sets forth the number of aggregate outstanding option awards held by each of our directors who were not also named executive officers:

Name	Aggregate Number of Option Awards
James Fuller	1,000,000
Gerald Bailey	400,000

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding the beneficial ownership of our common stock as of October 18, 2017, (the “Evaluation Date”) by: (i) each of our current directors, (ii) each of our named executive officers, and (iii) all such directors and executive officers as a group. We know of no other person or group of affiliated persons who beneficially own more than five percent of our common stock. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 196,597,906 shares outstanding as of the Evaluation Date, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable within 60 days of the Evaluation Date. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

			Amount and
			Nature of
		Title of	Beneficial	Percent of
Name of Beneficial Owner		Class	Ownership	Class (1)
Igor Gorodnitsky	(2)	Common Stock	21,573,475	10.5	%(3)
President , Principal Executive Officer, Director

James Fuller	(2)	Common Stock	1,037,500	0.5%
Chairman of Audit Committee, Director

Roman Gordon	(2)	Common Stock	27,938,475	13.6	%(3)
Senior Technology Manager

Naum Voloshin	(2)	Common Stock	6,000,000	3.0%
Principal Accounting Officer

Gerald Bailey *	(2)	Common Stock	400,000	0.2	%(5)
Director

West Point Partners LLC	(4)	Common Stock	15,220,000	7.45	%(4)

Directors and Officers		Common Stock	56,949,450	25.1%
(as a group, five individuals)

*less than 1%

(1)	Unless otherwise set forth below, the mailing address of Executive Officers, Directors and 5% or greater holders is c/o the Company,

Igor Gorodnitsky

James Fuller

Jon Gruber >5%

ITEM 13. Certain Relationships and Related Transactions

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

Roman Gordon is a brother of Mr. Igor Gorodnitsky

ITEM 14.  Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Weinberg & Company, P.A. for the years ended June 30, 2017 and 2016. All fees described below were approved by the Board:

	June 30, 2017	June 30, 2016

Audit Fees and Expenses (1)	$68,140	$76,730
Audit Related Fees (2)
All Other Fees	$19,409	$8,440

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.
(2)	The audit related fees were for professional services rendered for additional filing for registration statements and forms with the SEC.

Pre-Approval Policies and Procedures

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

Prior to the engagement of the independent registered public accounting firm for the next year’s audit, management will submit a list of services and related fees expected to be rendered during that year for audit services, audit-related services, tax services and other fees to the Audit Committee for approval.

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

3.   Exhibits

The exhibits required by Item 601 of Regulation S-K are included in Item 15(b) below.

(b) - Exhibits.

Exhibit		Filed		Incorporated by Reference
Number	Exhibit Description	Herewith	Form	Period Ended	Exhibit	Filing Date

3(i)(a)	Articles of Incorporation - original name of Bioenergy, Inc.		SB-2	N/A	3.1	October 19, 2006
3(i)(b)	Articles of Incorporation - Amended and Restated		10-Q	December 31, 2008	3-1	February 17, 2009
3(i)(c)	Articles of Incorporation - Amended and Restated		10-Q	June 30, 2009	3-1	May 14, 2009
3(i)(d)	Articles of Incorporation - Amended; increase in authorized shares		8-K	N/A	N/A	October 29, 2009
3(i)(e)	Articles of Incorporation - Certificate of Amendment; forward split		10-Q	September 30, 2009	3-1	November 16, 2009

10.1	Patent Assignment Agreement between the Company and Roman Gordon dated July 1, 2008.		8-K	June 30, 2009	10.1	May 18, 2010
10.2	Patent Assignment Agreement between the Company and Igor Gorodnitsky dated July 1, 2008.		8-K	June 30, 2009	10.2	May 18, 2010
10.3	Assignment of Patent Assignment Agreement between the Company and Roman Gordon		8-K	June 30, 2009	10.3	May 18, 2010
10.4	Assignment of Patent Assignment Agreement between the Company and Igor Gorodnitsky		8-K	June 30, 2009	10.4	May 18, 2010
10.5	Employment Agreement between the Company and Roman Gordon date March 17, 2008		10-K/A	June 30, 2009	10.3	October 20, 2011
10.6	Employment Agreement between the Company and Igor Gorodnitsky dated March 17, 2008		10-K/A	June 30, 2009	10.4	October 20, 2011
10.7	Employment Agreement with R.L. Hartshorn dated Sept. 22, 2009		10-Q	December 31, 2011	10.70	February 10, 2012
10.8	Employment and Confidentiality and Invention Assignment Agreement between the Company and Varvara Grichko dated April 30, 2008		10-Q	December 31, 2010	10.3	February 11, 2011
10.9	Board of Director Agreement - James Fuller		10-Q	December 31, 2011	10.12	October 20, 2011
10.10	Technology and License Agreement with Desmet Ballestra dated May 14, 2012		10-K	June 30, 2012	10.10	October 12, 2012
10.11	Convertible Note Payable - Prolific Group LLC - $25,000		10-Q	December 31, 2011	10.40	February 10, 2012
10.12	Convertible Note Payable - Tripod Group LLC - $30,000		10-Q	December 31, 2011	10.41	February 10, 2012
14.1	Code of Business Conduct and Ethics*		10-K	June 30, 2011	14.1	September 28, 2011
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
99.1	Loan Agreement - Desmet Ballestra - Oct. 26, 2010		10-Q	September 30, 2010	99.1	November 12, 2010

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

*	In accordance with Regulation S-K 406 of the Securities Act of 1934, we undertake to provide to any person without charge, upon request, a copy of our “Code of Business Conduct and Ethics”. A copy may be requested by sending an email to info@cavitationtechnologies.com.

(c) - Financial Statement Schedules

See Item (a) 2 above.

ITEM 16. SUMMARY. FORM 10-K SUMMARY

Not applicable

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	November 3, 2017
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	November 3, 2017
N. Voloshin	(Principal Financial Officer)

/s/ James Fuller	Audit Committee Chairman,	November 3, 2017
James Fuller	Independent Financial Expert

