Form 10-Q
period 2017-09-30
Cavitation Technologies, Inc.
filed 2017-11-20
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
YES    ☐       NO    ☒

As of November 20, 2017, the issuer had 197,197,906 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2017	2017
	(unaudited)	(as adjusted)
ASSETS

Current assets:
Cash and cash equivalents	$568,278	$548,585
Accounts receivable	240,000	85,000
Inventory, net	124,396	143,136
Total current assets	932,674	776,721

Property and equipment, net	131,770	140,606
Other assets	9,756	12,404
Total assets	$1,074,200	$929,731

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$335,769	$245,452
Accrued payroll and payroll taxes due to officers	994,033	994,033
Related party payable	1,147	1,147
Deferred revenue	180,226	-
Total current liabilities	1,511,175	1,240,632

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2017 and June 30, 2017, respectively	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 197,197,906 and 196,797,906 shares issued and outstanding as of September 30, 2017 and June 30, 2017, respectively	197,198	196,798
Additional paid-in capital	22,640,688	22,625,088
Accumulated deficit	(23,274,861)	(23,132,787)
Total stockholders’ deficit	(436,975)	(310,901)
Total liabilities and stockholders’ deficit	$1,074,200	$929,731

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended
	September 30,
	2017	2016

Revenue	$340,000	$85,000
Cost of revenue	18,740	7,912
Gross profit	321,260	77,088

General and administrative expenses	460,478	317,515
Research and development expenses	2,856	6,329
Total operating expenses	463,334	323,844

Net loss	$(142,074)	$(246,756)

Net loss per share,
Basic and Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding,
Basic and diluted	197,193,558	193,997,906

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (unaudited)

	Series A Preferred		Common Stock		Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balance at June 30, 2017	-	$-	196,797,906	$196,798	$22,625,088	$(23,966,606)	(1,144,720)
Adjustment at June 30, 2017 upon adoption of ASC 606	-	-	-	-	-	833,819	833,819
Balance at June 30, 2017 (as adjusted)	-	-	196,797,906	196,798	22,625,088	(23,132,787)	(310,901)
Common stock issued to consultants			400,000	400	15,600		16,000
Net Loss						(142,074)	(142,074)
Balance at September 30, 2017	-	$-	197,197,906	$197,198	$22,640,688	$(23,274,861)	$(436,975)

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended September 30,
	2017	2016

Operating activities:
Net loss	$(142,074)	$(246,756)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,484	11,767
Accounts receivable	(155,000)	-
Common stock issued to consultants	16,000	-
Effect of changes in:
Inventory	18,740	1,367
Accounts payable and accrued expenses	90,317	(16,987)
Advances from distributor	180,226	100,000
Reduction in advances due to realization of revenues from distributor	-	(63,750)
Net cash provided by (used in) operating activities	19,693	(214,359)

Net change in cash	19,693	(214,359)
Cash, beginning of period	548,585	657,396
Cash, end of period	$568,278	$443,037

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$1,600	$1,600

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three months ended September 30, 2017 and 2016

Note 1 - Organization and Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America (“U.S.”) and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three months ended September 30, 2017 are not indicative of the results that may be expected for the fiscal year ending June 30, 2018. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2017 filed on November 3, 2017. The condensed consolidated balance sheet as of June 30, 2017 has been derived from the audited financial statements included in the Form 10-K for that year.

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

In July 1, 2017, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts using the full retrospective method resulting in a change to previously reported balance sheet and statement of stockholders’ deficit. There was no change in previously reported statement of operations for the 3 months ended September 30, 2016 (see further discussion in Note 3).

Management’s Plan Regarding Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  During the three months ended September 30, 2017, the Company incurred a net loss of $142,074 and as of September 30, 2017, the Company had a working capital deficiency of $578,501 and a stockholders’ deficit of $436,975. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In addition, our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2017 expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

As of September 30, 2017, we had cash and cash equivalents on hand of $568,278 and are not generating sufficient funds to cover operations. In addition to the funds on hand, Management believes we will require additional funds to continue to operate our business. Management’s plan is to generate income from operations by continuing to license our technology globally through our strategic partner, the Desmet Ballestra Group (Desmet). Desmet has agreed to provide us monthly advances of $50,000 through August 2018 to be applied against gross profit share from future sales pursuant to a January 2016 agreement. During the three months ended September 30, 2017, the Company received $100,000 advances from Desmet. The Company also received $180,226 during the same period in advances towards gross profit share from future sales from its new strategic partner, GEA Westfalia Group AG (GEA). GEA has agreed to provide us monthly advances of $25,000 less applicable taxes through January 2020, to be applied against gross profit share from future sales pursuant to a January 2017 agreement.

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

At September 30, 2017 and June 30, 2017, the fair values of cash and cash equivalents, accounts receivable, inventory and accounts payable and accrued expenses approximate their carrying values due to their short-term nature.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in reserve for inventory obsolescence, impairment analysis for fixed assets, accrual of potential liabilities, deferred tax assets and valuing our stock options, warrants, and common stock issued for services, among other items. Actual results could differ from these estimates.

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

Dependence on Desmet Ballestra

Our revenue is entirely dependent on Desmet Ballestra who is our exclusive distribution agent with regard to the CTi Nano Neutralization® System for edible oils. During the period ended September 30, 2017, 100% of our revenue was derived from Desmet sales efforts (see Note 4).

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

As of September 30, 2017, the Company had 11,685,852 stock options and 75,926,510 stock warrants outstanding to purchase shares of common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 eliminated transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 required that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also required additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 201-09 became part of Accounting Standards Codification (ASC) as Topic 606: Revenue from Contracts with Customers or ASC 606. We have adopted these changes using the full retrospective method by presenting as if the new revenue standard had been applied to all prior period financial statements presented herein (see Note 3).

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

Business and Credit Concentrations

The Company’s cash balances in financial institutions at times may exceed federally insured limits. As of September 30, 2017, and June 30, 2017, before adjustments for outstanding checks and deposits in transit, the Company had approximately $568,278 and $548,585, respectively, deposited in one financial institution. The deposits are federally insured up to $250,000. The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of this financial institution.

All recorded revenues during the three months ended September 30, 2017 of $340,000 were attributable to one customer (see Note 4).

Note 3 - Adoption of ASC 606, Revenue from Contracts with Customers

The Company has developed, patented, and commercialized proprietary technology called Nano Reactor® that may be used in liquid processing applications. The Company generates revenues from the sale of the Nano Reactor® to customers/distributor as well as share in gross profit from the sale of such reactors by our distributors to their customers.

Through June 30, 2017, revenue from the sale of our Nano Reactor® systems was recognized when persuasive evidence of an agreement exists; shipment has occurred, including transfer of title and risk of loss for product sales, services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collectability was reasonably assured.  We are also entitled to a gross profit share from our distributor from the sale of the reactors to their customers. Such gross profit share was not fixed at the time of delivery, and as such, revenue was recognized when the profit share was fixed and determinable, which was generally be upon delivery and installation of the NANO Neutralization System by the distributor to its customer.

On July 1, 2017, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts. Sales revenue from the sale of our Nano Reactors continues to be recognized when products are shipped from our manufacturing facilities. The Company now recognizes the corresponding gross profit at the time of shipment of the Nano reactor hardware in accordance to ASC 606 as such shipment is deemed to be the only performance obligation and the Company has no more continuing obligation to our distributor. In addition, the Company has no control with regards to the sale and installation of Nano Neutralization System, between our distributor and the end customer.

The Company has determined that the gross profit to be earned from its distributor as a variable consideration that requires estimation in determining the transaction price, and as such all or a portion can be recognized using the most likely amount approach (subject to the variable consideration constraint). Estimates are available from our distributor which are considered in the determination of the most likely amount. However, given the lack of control over the sale to the end customer and the lack of history of prior sales, the Company considered these as a variable revenue constraint that required consideration. Thus, the amount of revenue recognized is being limited to the actual amount of cash received under the contract which the Company has determined as not refundable and preclude any probable of future revenue reversal. Further, Company has been able to develop an expectation of the actual collection based on its historical experience.

Pursuant to the transition requirements of ASC 606, the Company adopted the full retrospective method. Under the full retrospective method, the Company is required to retrospectively apply the new revenue standard to all period presented as if the new revenue standards had been applied to all prior period.

The effect of the changes made to our previously reported consolidated June 30, 2017 balance sheet for the adoption of ASC 606, were as follows:

Balance Sheet	Balance at June 30, 2017	Adjustments Due to ASC 606		Adjusted balance at June 30, 2017
Assets
Cash and cash equivalents	$548,585			$548,585
Accounts receivable	-	$85,000	(A)	85,000
Inventory, net	143,136			143,136
Property and equipment, net	140,606			140,606
Other assets	12,404			12,404

Liabilities
Accounts payable and accrued expenses	245,452			245,452
Accrued payroll and payroll taxes due to officers	994,033			994,033
Related party payable	1,147			1,147
Advances from distributor, net	748,819	(748,819	)(A)(B)	-

Stockholders’ Deficit				-
Preferred stock	-			-
Common stock	196,798			196,798
Additional paid-in-capital	22,625,088			22,625,088
Accumulated deficit	(23,966,606)	833,819	(B)	(23,132,787)

A – To record accounts receivable as of June 30, 2017 from the sale of nano reactors to a distributor. For financial reporting purposes, this amount was deducted from the outstanding advances totaling $833,819 as of June 30, 2017, also received from the same distributor.

B – To record gross profit revenues amounting to $833,819 in accordance with the new revenue standards.

There were no changes to the previously reported statement of operations and cash flows for the three months ended September 30, 2016 as the gross profit share of $833,819 was incurred during the third quarter of fiscal 2017.

Note 4 - Agreements with Distributors

Desmet Ballestra Agreement

On January 22, 2016, the Company signed a three-year agreement with Desmet effective August 1, 2015 for the sale and marketing of the Company’s Nano reactor system. As part of the agreement, Desmet will provide, under certain conditions, limited monthly advance payments of $50,000 against future gross profit share to CTi through August 2018. The agreement may be terminated in case the Company loses ownership of patents and patent applications being used in the NANO Neutralization System.

The Company recognizes revenue from sale of reactors upon shipment and acceptance by Desmet, as the Company has no further obligations to Desmet other than the reactor’s two-year standard warranty. In addition, Desmet pays for such reactors on credit terms and the amount of the sale is recorded as a receivable upon acceptance by Desmet. The Company also receives a share in gross margin or profit from the sale of Desmet’s integrated neutralization system to its customer of which the reactors are an integral component, however, such amount is subject to adjustment based on certain factors including costs over run. The Company recognizes the gross profit at the time of shipment of the Nano reactor hardware in accordance to ASC 606 as such shipment is deemed to be the only performance obligation and the Company has no more continuing obligation to Desmet. In addition, the Company has no control with regards to the sale and installation of Nano Neutralization System, between our distributor and the end customer. The Company has determined that the gross profit to be earned from Desmet as a variable consideration that requires estimation in determining the transaction price, and as such all or a portion can be recognized using the most likely amount approach (subject to the variable consideration constraint). Estimates are available from Desmet which are considered in the determination of the most likely amount. However, given the lack of control over the sale to the end customer and the lack of history of prior sales, the Company considered these as a variable revenue constraint that required consideration. Thus, the amount of revenue recognized is being limited to the actual amount of cash received under the contract which the Company has determined as not refundable and preclude any probable of future revenue reversal. Further, Company has been able to develop an expectation of the actual collection based on its historical experience.

During the three months ended September 30, 2017, the Company recognized revenue of $240,000 related to the shipment and acceptance of reactors to Desmet and share in gross profit of $100,000 for total revenues of $340,000. As of September 30, 2017, the Company also recorded receivable from Desmet in the aggregate of $240,000 from the sale of reactors.

GEA Westfalia Agreement

In January 2017 we entered into a global technology license, R&D and marketing agreement with respect to our patented Nano Reactor™ technology, processes and applications. Under the agreement, GEA has been granted certain worldwide exclusive license to integrate our patented technology into water treatment application, milk and juice pasteurization, and certain food related processes. The license agreement between us and GEA has a three-year term and provides for the payment of $300,000 per year in advanced license fees or share in gross profit to us. As of September 30, 2017, the Company received $180,226 in advances from GEA and has recorded such amount as deferred revenue as the reactors have not been delivered.

GEA Westfalia Separator manufactures filtration and equipment such as separators, clarifiers, decanters and membrane filtration systems. This equipment is used for the purification of suspensions, the separation of fluid mixtures with simultaneous removal of solids, extraction and concentration or removal of liquids from solids. The technological dominance of the company is based on over one hundred fifteen years of innovation, first-class engineering solutions and comprehensive processing capabilities. The company was founded in 1893 in Oelde, Germany, and since 1994 has been a part of the GEA Group AG and is a business unit within the GEA Mechanical Equipment segment. In 1950, Westfalia Separator established US and Canadian corporations to serve as sales and marketing arms to compete in the North American market for centrifuges.

Note 5 - Property and Equipment

Property and equipment consisted of the following as of September 30, 2017 and June 30, 2017:

	September 30,	June 30,
	2017	2017

Leasehold improvement	$2,475	$2,475
Furniture	26,837	26,837
Office equipment	1,499	1,499
Equipment	68,380	68,380
Systems	408,155	408,155
	507,346	507,346
Less: accumulated depreciation and amortization	(375,576)	(366,740)
Property & Equipment, net	$131,770	$140,606

Depreciation expense for the three months ended September 30, 2017 and 2016 amounted to $8,836 and $8,409, respectively which was recorded as part of General and Administrative Expenses in the accompanying Statement of Operations.

Note 6 - Accrued Payroll and Payroll Taxes

As of September 30, 2017 and June 30, 2017, the Company had accrued unpaid salaries due to current and former officers of the Company and the corresponding estimated payroll taxes in the aggregate of $994,033.

Note 7 - Stockholders’ Deficit

Stock Options

The Company has not adopted a formal stock option plan. However, it has assumed outstanding stock options resulting from the acquisition of its wholly-owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non- plan grants. A summary of the stock option activity during the three months ended September 30, 2017 is as follows:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding June 30, 2017	11,685,852	$0.07	4.27

- Granted	-
- Forfeited	-	-	-
- Exercised	-	-	-
- Expired	-	-	-
Outstanding September 30, 2017	11,685,852	$0.07	4.02
Exercisable and vested at September 30, 2017	11,685,852	$0.07	4.02

There was no intrinsic value of the outstanding options as of September 30, 2017 as the exercise price of these options were greater than the market price at September 30, 2017.

The following table summarizes additional information concerning options outstanding and exercisable at September 30, 2017.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

0.03	11,000,000	4.71	0.03	11,000,000	4.71
$0.33	174,022	0.70	0.33	174,022	0.70
0.67	511,830	0.78	0.67	511,830	0.78
	11,685,852			11,685,852

Warrants

A summary of the Company’s warrant activity and related information for the three months ended on September 30, 2017 is as follows.

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at June 30, 2017	75,926,510	$0.06	4.81

Granted	-	$-	-
Exercised	-	$-	-
Expired	-	$-	-
Outstanding at September 30, 2017	75,926,510	$0.06	4.56
Vested and exercisable at September 30, 2017	75,926,510	$0.06	4.56

As of September 30, 2017, all warrants granted were vested. There was no intrinsic value of the outstanding warrants as of September 30, 2017 as the exercise price of these warrants were greater than the market price at September 30, 2017. The following table summarizes additional information concerning warrants outstanding and exercisable at September 30, 2017.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.03 - 0.07	55,599,851	6.50	$0.05	55,599,851	$0.05
$0.12	20,326,659	3.00	$0.12	20,326,659	$0.12
	75,926,510			75,926,510

Note 8 - Commitments and Contingencies

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

In August 2014, a former employee and former Director (Plaintiff) filed an administrative Complaint for approximately $179,000 in unpaid wages, plus penalties and interest, with the California Labor Commissioner’s Office (CLCO).  In January 2016, the CLCO ruled in favor of the Company and dismissed the case. As a result of this ruling, the Company’s obligation to the former employee and former Director only amounted to approximately $134,000 which was already accrued in prior periods and included as part of Accrued Payroll and payroll taxes due to officers in the accompanying balance sheet.

In February 2016, the former employee and former Director appealed this ruling to the Los Angeles County Superior Court.  In addition to defending itself, the Company also has filed a cross-complaint against the former employee and former Director for breach of contract and breach of fiduciary duty as a Director.

In October 2017, the Company settled the lawsuit with the Plaintiff for $30,000. Upon payment of the settlement amount, the Complaint and Cross-complaint between the Company and the Plaintiff was dismissed with prejudice.  As a result, the Company will record a gain of $101,000 in October 2017 to extinguish the remaining accrual upon payment of the settled amount of $30,000.

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

During the three months ended September 30, 2017, we recorded revenue of $340,000, net loss of $142,074 and cash provided from operations of $19,693.

In July 1, 2017, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers (ASC 606) and all the related amendments (“new revenue standard”) to all contracts using the full retrospective method resulting in a change to previously reported balance sheet and statement of stockholders’ deficit. There was no change in previously reported statement of operations and cash flows for the 3 months ended September 30, 2016. As a result, all amounts in prior periods have been adjusted in the accompanying discussion as if ASC 606 was adopted as of the earliest period presented. See further discussion at Note 3 in the accompanying financial statements.

Management’s Plan

We are engaged in merchandising our Neutralization System which is designed to help refine vegetable oils such as soybean, canola, sunflower and rapeseed.  Our near-term goal is to continue to merchandise our systems through our partners, Desmet Ballestra Group (Desmet) and GEA Westfalia (GEA). During the three months ended September 30, 2017, we recorded revenues of $340,000 and incurred a net loss of $142,074.  As of September 30, 2017, the Company had a working capital deficiency of $578,501 and a stockholders’ deficit of $436,975.   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.

As of September 30, 2017, we had cash and cash equivalents on hand of $568,278 and are not generating sufficient funds to cover operations. In addition to the funds on hand, Management believes we may require additional funds to continue to operate our business. Management’s plan is to generate income from operations by continuing to license our technology globally through our strategic partners, Desmet and GEA. Desmet has agreed to provide us monthly advances of $50,000 through August 2018 to be applied against future gross profit share pursuant to a January of 2016 agreement, and GEA has agreed to provide us monthly advances of $25,000 net of taxes through January 2020, to be applied against future license fee or gross profit share pursuant to a January 2017 agreement. During the three months ended September 30, 2017, the Company received $100,000 from Desmet and $180,226 from GEA.

In addition to these advances, we anticipate that we may need additional funding, and we may attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that we will be successful and such financing will be consummated or obtained in sufficient amounts necessary to meet our needs, or that we will be able to meet our future contractual obligations. Should management fail to obtain such financing, we may curtail operations. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As a result of the aforementioned factors, our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2017, expressed substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

CTi’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended June 30, 2017, and did not change for the three months ended September 30, 2017 except for the adoption of ASC 606, Revenue from Contracts with Customers and all the related amendments to all contracts (see Note 3 of the accompanying financial statements).

Results of Operations

The following is a comparison of our results of operations for the three months ended September 30, 2017 and 2016.

	For the Quarter Ended
	September 30,
	2017	2016	$ Change	% Change

Revenue	$340,000	$85,000	$255,000	300.0%
Cost of revenue	18,740	7,912	10,828	136.9%
Gross profit	321,260	77,088	244,172	316.7%

General and administrative expenses	460,478	317,515	142,963	45.0%
Research and development expenses	2,856	6,329	(3,473)	-54.9%
Total operating expenses	463,334	323,844	139,490	43.1%
Net loss	(142,074)	(246,756)	104,682	-42.4%

Revenue

The Company generates revenues from the sale of the Nano Reactor® to customers/distributor as well as share in gross profit from the sale of such reactors by our distributors to their customers.

Through June 30, 2017, revenue from the sale of our Nano Reactor® systems was recognized when persuasive evidence of an agreement exists; shipment has occurred, including transfer of title and risk of loss for product sales, services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collectability was reasonably assured.  We are also entitled to a gross profit share from our distributor from the sale of the reactors to their customers. Such gross profit share was not fixed at the time of delivery, and as such, revenue was recognized when the profit share was fixed and determinable, which was generally be upon delivery and installation of the NANO Neutralization System by the distributor to its customer.

On July 1, 2017, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts. Sales revenue from the sale of our Nano Reactors continues to be recognized when products are shipped from our manufacturing facilities. The Company now recognizes the corresponding gross profit at the time of shipment of the Nano reactor hardware in accordance to ASC 606 as such shipment is deemed to be the only performance obligation and the Company has no more continuing obligation to our distributor. In addition, the Company has no control with regards to the sale and installation of Nano Neutralization System, between our distributor and the end customer.

The Company has determined that the gross profit to be earned from its distributor as a variable consideration that requires estimation in determining the transaction price, and as such all or a portion can be recognized using the most likely amount approach (subject to the variable consideration constraint). Estimates are available from our distributor which are considered in the determination of the most likely amount. However, given the lack of control over the sale to the end customer and the lack of history of prior sales, the Company considered these as a variable revenue constraint that required consideration. Thus, the amount of revenue recognized is being limited to the actual amount of cash received under the contract which the Company has determined as not refundable and preclude any probable of future revenue reversal. Further, Company has been able to develop an expectation of the actual collection based on its historical experience.

Pursuant to the transition requirements of ASC 606, the Company adopted the full retrospective method. Under the full retrospective method, the Company is required to retrospectively apply the new revenue standard to all period presented as if the new revenue standards had been applied to all prior period. There were no changes to the previously reported results of operations for the three months ended September 30, 2016.

We recorded $340,000 in revenue in the first three months September 30, 2017 pursuant to two purchase orders from our distributor and $85,000 in revenue in the three months ended September 30, 2016 pursuant to one purchase order from our distributor. Included in the recorded revenue for the three-month ended September 30, 2017 was a share in gross margin from the sale of reactor system to Desmet amounting to $100,000. There was no similar gross profit revenue recorded in 2016.

Cost of Revenue

During the three months ended September 30, 2017, our cost of sales amounted to $18,740, and to $7,912 during the same period in prior year, which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the three months ended September 30, 2017 amounted to $463,334 compared with $323,844 for the same period in 2016, an increase of $136,889, or 43%. In the first quarter of fiscal 2018, compensation amounted to $164,917 or 37% of total costs compared with $137,689 or 43% of total costs in the first quarter of fiscal 2017.

The other major component of operating expense was professional service fees related to accounting, and legal services which amounted to $149,477 or 34% of total operating expenses versus professional service fees related to accounting, and legal services which amounted to $56,507 or 17% in fiscal 2017.

Research and development (R&D) expenses remained relatively low as we continued to rely on Desmet Ballestra for support in R&D. It is our intention to pursue R&D as our cash position permits.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.   As of September 30, 2017, the Company had a working capital deficiency of $578,501 and a stockholders’ deficit of $436,975. Furthermore, we have been dependent on most of our funding from a technology agreement with a distributor. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2017 expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of us to continue as a going concern.

Management’s plan is to generate income from operations by licensing our technology globally through our strategic partners, the Desmet Ballestra Group (Desmet) and GEA Westfalia (GEA). In January 2016, we signed a marketing and research and development agreement with Desmet which include among others, a monthly advance of $50,000 through August 2018 that will be applied to gross profit share from future sales. In January 2017, we signed a similar marketing and research and development agreement with GEA which include among others, a monthly advance of $25,000 through January 2020, that will be applied to gross profit share from future sales. We will need additional funding, and we will attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs, or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

At September 30, 2017, we had cash on hand in the amount of $568,278. In addition to the funds on hand, we will require additional funds to continue to operate our business. This includes expenses we will incur in connection with costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, we have contractual commitments for salaries to our executive officers. In light of our financial commitments over the next several months and its liquidity constraints, we have implemented cost reduction measures in all areas of operations. We intend to review these measures on an ongoing basis and make additional decisions as may be required.

Cash Flow

Net cash provided by operating activities during the three months ended September 30, 2017 amounted to $19,693 compared with cash used in operations of $214,359 for the three months ended September 30, 2016. Funding for the operating activities was provided by cash reserves and advances from distributors. For the first quarter of fiscal 2018, we paid $164,917 in employees’ compensation, $149,477 in professional services fees, $28,604 in various insurance premiums, and approximately $101,000 in fixed operating costs and other obligations. In the first quarter of 2017, we paid $137,639 in employees’ compensation, $56,507 in professional services fees, $24,766 in various insurance premiums, and approximately $100,000 in fixed operating costs and other obligations.

For the three months periods ended September 30, 2017 and 2016 there were no investing activities.

For the three months periods ended September 30, 2017 and 2016 there were no financing activities.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosures

None

Item 5 - Other Information

None

Item 6 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

			Incorporated by Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form	Pd. Ending	Exhibit	Filing Date

3(i)(a)	Articles of Incorporation - original name of Bioenergy, Inc.		SB-2	N/A	3.1	October 19, 2006
3(i)(b)	Articles of Incorporation - Amended and Restated		10-Q	December 31, 2008	3.1	February 17, 2009
3(i)(c)	Articles of Incorporation - Amended and Restated		10-Q	June 30, 2009	3.1	May 14, 2009
3(i)(d)	Articles of Incorporation - Amended; increase in authorized shares		8-K	N/A	N/A	October 29, 2009
3(i)(e)	Articles of Incorporation - Certificate of Amendment; forward split		10-Q	December 31, 2009	3.1	November 16, 2009
10.1	Patent Assignment Agreement between the Company and Roman Gordon dated July 1, 2008.		8-K	June 30, 2009	10.1	May 18, 2010
10.2	Patent Assignment Agreement between the Company and Igor Gorodnitsky dated July 1, 2008.		8-K	June 30, 2009	10.2	May 18, 2010
10.3	Assignment of Patent Assignment Agreement between the Company and Roman Gordon		8-K	June 30, 2009	10.3	May 18, 2010
10.4	Assignment of Patent Assignment Agreement between the Company and Igor Gorodnitsky		8-K	June 30, 2009	10.4	May 18, 2010
10.5	Employment Agreement between the Company and Roman Gordon date March 17, 2008		10K/A	June 30, 2009	10.3	October 20, 2011
10.6	Employment Agreement between the Company and Igor Gorodnitsky dated March 17, 2008		10K/A	June 30, 2009	10.4	October 20, 2011
10.7	Employment and Confidentiality and Invention Assignment Agreement between the Company and Varvara Grichko dated April 30, 2008		10-Q	December 31, 2010	10.3	February 11, 2011
10.8	Board of Director Agreement - James Fuller		10-Q	December 31, 2011	10.12	October 20, 2011
10.9	Technology and License Agreement with Desmet Ballestra dated 14 May 2012		10-K	June 30, 2012	10.10	October 15, 2012
10.10	Short Term Loan Agreement - CEO		10-K	June 30, 2012	10.11	October 15, 2012
10.11	Loan Agreement - Desmet Ballestra - Oct. 26, 2010		10-Q	September 30, 2010	99.1	November 12, 2010
14.1	Code of Business Conduct and Ethics*		10-K	June 30, 2011	14.1	September 28, 2011
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

*	In accordance with Regulation S-K 406 of the Securities Act of 1934, we undertake to provide to any person without charge, upon request, a copy of our “Code of Business Conduct and Ethics”. A copy may be requested by sending an email to info@cavitationtechnologies.com.

SIGNATURES

Pursuant to the requirements of the securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	November 20, 2017
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	November 20, 2017
N. Voloshin	(Principal Financial Officer)

/s/ Jim Fuller	Audit Committee Chairman, Independent Financial Expert	November 20, 2017
Jim Fuller

