Form 10-Q
period 2017-12-31
Cavitation Technologies, Inc.
filed 2018-02-15
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

YES    ☐       NO    ☒

As of February 12, 2018, the issuer had 197,197,906 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2017	2017
	(unaudited)	(as adjusted)
ASSETS

Current assets:
Cash and cash equivalents	$860,522	$548,585
Accounts receivable	-	85,000
Inventory	118,725	143,136
Total current assets	979,247	776,721

Property and equipment, net	123,374	140,606
Other assets	9,500	12,404
Total assets	$1,112,121	$929,731

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$344,317	$245,452
Accrued payroll and payroll taxes due to officers	887,577	994,033
Related party payable	1,147	1,147
Advances from distributor, net	239,824	-
Total current liabilities	1,472,865	1,240,632

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2017 and June 30, 2017, respectively	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 197,197,906 and 196,797,906 shares issued and outstanding as of December 31, 2017 and June 30, 2017, respectively	197,198	196,798
Additional paid-in capital	22,640,688	22,625,088
Accumulated deficit	(23,198,630)	(23,132,787)
Total stockholders' deficit	(360,744)	(310,901)
Total liabilities and stockholders' deficit	$1,112,121	$929,731

See accompanying notes, which are an integral part of these consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

Revenue	$337,855	$35,000	$677,855	$120,000
Cost of revenue	14,466	7,912	33,206	15,824
Gross profit	323,389	27,088	644,649	104,176

General and administrative expenses	342,885	287,493	803,363	606,974
Research and development expenses	5,245	1,351	8,101	7,680
Total operating expenses	348,130	288,844	811,464	614,654

Gain on settlement of debt	100,972	-	100,972	-

Net income (loss)	$76,231	$(261,756)	$(65,843)	$(510,478)

Net income (loss) per share,
Basic and Diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding,
Basic and Diluted	197,197,906	193,997,906	197,195,732	193,997,906

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited)

	Series A Preferred		Common Stock		Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balance at June 30, 2017	-	$-	196,797,906	$196,798	$22,625,088	$(23,966,606)	$(1,144,720)
Cumulative adjustment at June 30, 2017 upon adoption of ASC 606	-	-	-	-	-	833,819	833,819
Balance at June 30, 2017 (as adjusted)	-	-	196,797,906	196,798	22,625,088	(23,132,787)	(310,901)
Common stock issued to consultants			400,000	400	15,600		16,000
Net Loss						(65,843)	(65,843)
Balance at December 31, 2017	-	$-	197,197,906	$197,198	$22,640,688	$(23,198,630)	$(360,744)

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended December 31,
	2017	2016

Operating activities:
Net loss	$(65,843)	$(510,478)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,136	21,518
Common stock issued to consultants	16,000	-
Gain on settlement of debt	(100,972)	-
Effect of changes in:
Accounts receivable	85,000	-
Inventory	24,411	(8,318)
Accounts payable and accrued expenses	98,865	(12,561)
Accrued payroll and payroll taxes due to officers	(5,484)	-
Advances from distributor	239,824	251,873
Net cash provided by (used in) operating activities	311,937	(257,966)
Cash, beginning of period	548,585	657,396
Cash, end of period	$860,522	$399,430

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$1,600

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Six months ended December 31, 2017 and 2016

Note 1 - Organization and Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") as promulgated in the United States of America ("U.S.") and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the six months ended December 31, 2017 are not indicative of the results that may be expected for the fiscal year ending June 30, 2018. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2017 filed on November 3, 2017. The condensed consolidated balance sheet as of June 30, 2017 has been derived from the audited financial statements included in the Form 10-K for that year.

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

In July 1, 2017, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts using the full retrospective method resulting in a change to previously reported balance sheet and statement of stockholders’ deficit. There was no change in previously reported statement of operations for the three and six months ended December 31, 2016 (see further discussion in Note 3).

Management Plan Regarding on Going Concerns

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  During the six months ended December 31, 2017, the Company posted a net loss of $65,843 and as had a working capital deficiency of $493,618 and a stockholders' deficit of $360,744.   These factors, among others, raise doubts about the Company's ability to continue as a going concern. In addition, our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2017 expressed doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

As of December 31, we had cash and cash equivalents on hand of $860,522 and are not generating sufficient funds to cover operations. In addition to the funds on hand, management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partners, Desmet Ballestra Group (Desmet) and GEA Westfalia, AG (GEA). Desmet has agreed to provide us monthly advances of $50,000 through August 2018 to be applied against gross profit share from future sales pursuant to a January 2016 agreement. GEA has agreed to provide us monthly advances of $25,000 less applicable taxes through January 2020, to be applied against gross profit share from future sales pursuant to January 2017 agreement.

We may also attempt to raise additional debt and/or equity financing to fund operations and provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs, that the Company will be able to achieve profitable operations or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

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

At December 31, 2017 and June 30, 2017, the fair values of cash and cash equivalents, inventory and accounts payable and accrued expenses approximate their carrying values due to their short-term nature.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in reserve for inventory obsolescence, impairment analysis for fixed assets, accrual of potential liabilities, deferred tax assets and valuing our stock options, warrants, and common stock issued for services, among other items. Actual results could differ from these estimates.

Share-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non- employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested, and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company's common stock options and warrants grant is estimated using the Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

Dependence on Desmet Ballestra

Our revenue is almost entirely dependent on Desmet Ballestra who is our exclusive distribution agent with regard to the CTi Nano Neutralization® System for edible oils.

During the six months ended December 31, 2017 and 2016, 98% and 100%, respectively, of our revenues were derived from Desmet sales efforts (see Note 4).

Earnings( Loss) Per Share

The Company’s computation of earnings (loss) per share (EPS) includes basic and diluted EPS. Basic EPS is calculated by dividing the Company’s net income (loss) available to common stockholders by the weighted average number of common shares during the period. Shares of restricted stock subject to vesting are included in basic weighted average common shares outstanding from the time they vest. Diluted EPS reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income (loss) of the Company. In computing diluted EPS, the treasury stock method assumes that outstanding options and warrants are exercised, and the proceeds are used to purchase common stock at the average market price and there were no instruments that would result in issuance of additional shares during the period.

As of December 31, 2017, the Company had 11,685,852 stock options and 75,926,510 stock warrants outstanding to purchase shares of common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 eliminated transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 required that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also required additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 201-09 became part of Accounting Standards Codification (ASC) as Topic 606: Revenue from Contracts with Customers or ASC 606. We have adopted these changes using the full retrospective method by presenting as if the new revenue standard had been applied to all prior period financial statements presented herein (see Note 3).

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

Business and Credit Concentrations

The Company’s cash balances in a financial institution at times may exceed federally insured limits. As of December 31, 2017, and June 30, 2017, before adjustments for outstanding checks and deposits in transit, the Company had $860,522 and $548,585, respectively, deposited in one financial institution. The deposits are federally insured up to $250,000. The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of this financial institution.

Recorded revenues during the six months ended December 31, 2017 of $677,855 were attributable to two customers (see Note 4).

Note 3 - Adoption of ASC 606, Revenue from Contracts with Customers

The Company has developed, patented, and commercialized proprietary technology called Nano Reactor® that may be used in liquid processing applications. The Company generates revenues from the sale of the Nano Reactor® to customers/distributors as well as share in gross profit from the sale of such reactors by our distributors to their customers.

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

Pursuant to the transition requirements of ASC 606, the Company adopted the full retrospective method. Under the full retrospective method, the Company is required to retrospectively apply the new revenue standard to all period presented as if the new revenue standards had been applied to all prior period. There were no changes to the previously reported statement of operations for the three and six months ended December 31, 2016 as the gross profit share of $833,819 was incurred during the third quarter of fiscal 2017.

The effect of the changes made to our previously reported consolidated June 30, 2017 balance sheet for the adoption of ASC 606, were as follows:

	Balance as			Adjusted
	reported June	Adjustments Due to		balance at
Balance Sheet	30, 2017	adoption of ASC 606		June 30, 2017
Assets
Cash and cash equivalents	$548,585			$548,585
Accounts receivable	-	$85,000	(A)	85,000
Inventory, net	143,136			143,136
Property and equipment, net	140,606			140,606
Other assets	12,404			12,404

Liabilities
Accounts payable and accrued expenses	245,452			245,452
Accrued payroll and payroll taxes due to officers	994,033			994,033
Related party payable	1,147			1,147
Advances from distributor, net	748,819	(748,819	)(A)(B)	-

Stockholders' Deficit
Preferred stock	-			-
Common stock	196,798			196,798
Additional paid-in-capital	22,625,088			22,625,088
Accumulated deficit	(23,966,606)	833,819	(B)	(23,132,787)

A – To record accounts receivable as of June 30, 2017 from the sale of nano reactors to a distributor. For financial reporting purposes, this amount was deducted from the outstanding advances totaling $833,819 as of June 30, 2017, also received from the same distributor.

B – To record gross profit revenues amounting to $833,819 in accordance with the new revenue standards.

Note 4 - Agreement with Distributors

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

During the six months ended December 31, 2017 and 2016, the Company recognized revenue of $450,130 and $120,000, respectively, related to the shipment and acceptance of reactors to Desmet. In addition, during the six months ended December 31, 2017, we recognized revenues of $215,000 from our share in gross margin or profit. There were no gross margin or profit revenues recognized during the six months ended December 31, 2016.

GEA Westfalia Agreement

In January 2017 we entered into a global technology license, R&D and marketing agreement with respect to our patented Nano Reactor™ technology, processes and applications. Under the agreement, GEA has been granted a worldwide exclusive license to integrate our patented technology into water treatment application, milk and juice pasteurization, and certain food related processes. The license agreement between us and GEA has a three-year term and provides for the payment of $300,000 per year in advanced license fees or share in gross margin or profit to us.

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

During the period ended December 31, 2017, we received advances totaling $252,549 from GEA, recognized revenue of $12,725 related to the shipment and acceptance of reactors to GEA and recorded $239,824 in advances from GEA as deferred revenue as the reactors have not been delivered. There were no gross profit or margin revenue recognized as such amount has not yet been finalized with GEA.

Note 5 - Property and Equipment

Property and equipment consisted of the following as of December 31, 2017 and June 30, 2017:

	December 31,	June 30,
	2017	2017

Leasehold improvement	$2,475	$2,475
Furniture	26,837	26,837
Office equipment	1,499	1,499
Equipment	68,380	68,380
Systems	408,155	408,155
	507,346	507,346
Less: accumulated depreciation and amortization	(383,972)	(366,740)
Property and Equipment, net	$123,374	$140,606

Depreciation expense for the six months ended December 31, 2017 amounted to $17,232.

Note 6 - Accrued Payroll and Payroll Taxes

As of June 30, 2017, the Company had accrued salaries to current and former officers of the Company amounting to $994,033. Included in this accrual was approximately $131,000 due to a former officer of the Company. In October 2017, the Company paid $30,000 to the former officer as settlement of the unpaid salary of $131,000.  As a result, the Company recorded a gain of $100,972 to extinguish the remaining accrual.

As of December 31, 2017, the Company had accrued salaries to current and former officers of the Company amounting to $887,577.

Note 7 - Stockholders' Deficit

Common Stock

During the period ended December 31, 2017, the Company granted a total of 400,000 shares of common stock with a fair value of $16,000 to consultants for services rendered. The shares of common stock were deemed earned upon issuance and valued at the respective date of the agreement.

Stock Options

The Company has not adopted a formal stock option plan. However, it has assumed outstanding stock options resulting from the acquisition of its wholly-owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non- plan grants. A summary of the stock option activity during the three months ended December 31, 2017 is as follows:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding June 30, 2017	11,685,852	$0.37	2.41

- Granted	-
- Forfeited	-	-	-
- Exercised	-	-	-
- Expired	-	-	-
Outstanding December 31, 2017	11,685,852	$0.37	1.91
Exercisable and vested at December 31, 2017	11,685,852	$0.37	1.91

There was no intrinsic value of the outstanding options as of December 31, 2017 as the exercise price of these options were greater than the market price at December 31, 2017.

The following table summarizes additional information concerning options outstanding and exercisable at December 31, 2017.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

0.03	11,000,000	4.71	0.03	11,000,000	4.71
0.33	174,022	0.39	0.33	174,022	0.39
0.67	511,830	0.47	0.67	511,830	0.47
	11,685,852			11,685,852

Warrants

A summary of the Company's warrant activity and related information for the six months ended on December 31, 2017 is as follows.

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at June 30, 2017	75,926,510	$0.08	4.81

Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at December 31, 2017	75,926,510	$0.08	4.31
Vested and exercisable at December 31, 2017	75,926,510	$0.08	4.31

As of December 31, 2017, all warrants granted were vested. There was no intrinsic value of the outstanding warrants as of December 31, 2017 as the exercise price of these warrants were greater than the market price at December 31, 2017. The following table summarizes additional information concerning warrants outstanding and exercisable at December 31, 2017.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

0.03 - 0.08	55,599,851	6.50	$0.05	55,599,851	$0.05
0.12	20,326,659	1.50	$0.12	20,326,659	$0.12
	75,926,510			75,926,510

Note 8 - Commitments and Contingencies

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two parties, our President and Technology Development Supervisor, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and the Technology Development Supervisor have been assigned to the Subsidiary.  In exchange, the Subsidiary agreed to pay a royalty of 5% of gross revenues to each of the President and Technology Development Supervisor for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by Cavitation Technologies on May 13, 2010 from its subsidiary. The Company's President and Technology Development Supervisor both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through December 31, 2017.

On April 30, 2008 and as amended on November 22, 2010, our wholly owned subsidiary entered into an employment agreement with our former Director of Chemical and Analytical Department (the "Inventor") to receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of December 31, 2017, no patents have been granted in which this person is the legally named inventor.

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

Overview of our Business

Cavitation Technologies, Inc. ("CTi"), a Nevada corporation, was originally incorporated under the name Bio Energy, Inc. We design and engineer environmentally friendly technology-based systems that are designed to serve large, growing, global markets such as vegetable oil refining, renewable fuels, water treatment, algae oil extraction, biodiesel production, water-oil emulsions and crude oil yield enhancement.  Our systems are designed to process industrial liquids at a lower cost and higher yield than conventional technology. We are a process and product development firm that has developed, patented, and commercialized proprietary technology.

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

During the six months ended December 31, 2017, we recorded revenue of $677,855 and net loss of $65,843.

In July 1, 2017, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers (ASC 606) and all the related amendments (“new revenue standard”) to all contracts using the full retrospective method resulting in a change to previously reported balance sheet and statement of stockholders’ deficit. As a result, all amounts in prior periods have been adjusted in the accompanying discussion as if ASC 606 was adopted as of the earliest period presented. There was no change in previously reported statement of operations for the three and six months ended December 31, 2016. See further discussion at Note 3 in the accompanying financial statements.

Management's Plan

We are engaged in manufacturing our Neutralization System, which is designed to help refine vegetable oils such as soybean, canola, sunflower and rapeseed.  Our near-term goal is to continue to sell our systems through our partners, Desmet Ballestra and GEA. During the six months ended December 31, 2017, we recorded revenues of $677,855 and incurred a net loss of $65,843.  As of December 31, 2017, the Company had a working capital deficiency of $493,618 and a stockholders' deficit of $360,744. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

As of December 31, 2017, we had cash and cash equivalents on hand of $860,522 and are not generating sufficient funds to cover operations. In addition to the funds on hand, Management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to market our technology and products globally through our strategic partner, Desmet Ballestra and GEA Group.

Desmet and GEA are providing monthly advances of $50,000 and $25,000 respectively, however, we anticipate that we may need additional funding, and we may attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that we will be successful in obtaining such financing will be or obtained sufficient amounts necessary to meet our business needs, or that we will be able to meet our future contractual obligations. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As a result of the aforementioned factors, our independent auditors, in their report on our audited financial statements for the fiscal ended June 30, 2017, expressed substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

CTi's critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended June 30, 2017 and did not change for the six months ended December 31, 2017, except for the adaption of ASC 606, Revenue from Contracts with Customers and all the related amendments to all contracts (see Note 3) of the accompanying financial statements).

Results of Operations

Results of Operations for the Three Months Ended December 31, 2017 and 2016

	For the Three Months Ended
	December 31,
	2017	2016	$ Change	% Change

Revenue	$337,855	$35,000	$302,855	865%
Cost of revenue	14,466	7,912	6,554	83%
Gross profit	323,389	27,088	296,301	1,094%

General and administrative expenses	342,885	287,493	55,392	19%
Research and development expenses	5,245	1,351	3,894	288%
Total operating expenses	348,130	288,844	59,286	21%
Loss from operations	(24,741)	(261,756)	237,015	(91)%
Gain on settlement of debt	100,972	-	100,972	100%
Net income (loss)	76,231	(261,756)	337,987	(129)%

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

Pursuant to the transition requirements of ASC 606, the Company adopted the full retrospective method. Under the full retrospective method, the Company is required to retrospectively apply the new revenue standard to all period presented as if the new revenue standards had been applied to all prior period. There were no changes to the previously reported results of operations for the three months ended December 31, 2016.

During the three months ended December 31, 2017 we recorded $222,855 in revenue from sale of reactors to our distributors, Desmet and GEA pursuant to four purchase orders. In addition, we also recorded revenues of $115,000 to account for our share in gross margin or profit.

During the three months ended December 31, 2016 we recorded $35,000 in revenue from sale of reactors to our distributor, Desmet pursuant to one purchase order. There were no revenues recognized from gross margin or profit.

Cost of Revenue

During the three months ended December 31, 2017, our cost of sales amounted to $14,466, and to $7,912 during the same period in prior year, which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the three months ended December 31, 2017 amounted to $348,130 compared with $288,844 for the same period in 2016, an increase of $59,286, or 21%. In the second quarter of fiscal 2018, compensation amounted to 151,788 or 44% of total costs compared with $127,884 or 44% of total costs in the second quarter of fiscal 2017.

Research and development (R&D) expenses remained relatively low as we continued to rely on Desmet and GEA for support in R&D and development of new applications for our technology. It is our intention to pursue R&D as our cash position permits.

Gain on Settlement of Debt

During the three months ended December 31, 2017, the Company settled a lawsuit with a former officer of the Company for $30,000.  As a result, the Company recorded a gain of $100,972 to extinguish the remaining accrual upon payment of the settled amount of $30,000. There was no similar transaction in the prior period.

Results of Operations for the Six Months Ended December 31, 2017 and 2016

	For the Six Months Ended
	December 31,
	2017	2016	$ Change	% Change

Revenue	$677,855	$120,000	$557,855	465%
Cost of revenue	33,206	15,824	(17,382)	110%
Gross profit	644,649	104,176	540,473	519%

General and administrative expenses	803,363	606,974	201,277	33%
Research and development expenses	8,101	7,680	(4,809)	(37)%
Total operating expenses	811,464	614,654	196,468	32%
Loss from operations	(166,815)	(510,478)	344,005	(67)%
Gain on settlement of debt	100,972	-	100,972	100%
Net loss	(65,843)	(510,478)	444,977	(87)%

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

Pursuant to the transition requirements of ASC 606, the Company adopted the full retrospective method. Under the full retrospective method, the Company is required to retrospectively apply the new revenue standard to all period presented as if the new revenue standards had been applied to all prior period. There were no changes to the previously reported results of operations for the three months ended December 31, 2016.

During the six months ended December 31, 2017 we recorded $462,855 in revenue from sale of reactors to our distributors, Desmet and GEA pursuant to six purchase orders. In addition, we also recorded revenues of $215,000 to account for our share in gross margin or profit.

During the six months ended December 31, 2016 we recorded $120,000 in revenue from sale of reactors to our distributor, Desmet pursuant to two purchase order. There were no revenues recognized from gross margin or profit.

Cost of Revenue

During the six months ended December 31, 2017, our cost of sales amounted to $33,206, and to $15,824 during the same period in prior year, which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the six months ended December 31, 2017 amounted to $811,464 compared with $614,996 for the same period in 2016, an increase of $196,468, or 32%. The increase in operating expenses was due to increase in stock-based compensation of $16,000, professional fees such as accounting, legal and consulting of $108,000 and payroll of $57,000.

Research and development (R&D) expenses remained relatively low as we continued to rely on Desmet and GEA for support in R&D and development of new applications for our technology. It is our intention to pursue R&D as our cash position permits.

Gain on Settlement of Debt

During the six months ended December 31, 2017, the Company settled a lawsuit with a former officer of the Company for $30,000.  As a result, the Company recorded a gain of $100,972 to extinguish the remaining accrual upon payment of the settled amount of $30,000. There was no similar transaction in the prior period.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.   As of December 31, 2017, the Company had a working capital deficiency of $493,618 and a stockholders' deficit of $360,744. Furthermore, we have been dependent on most of our funding from technology agreements with our distributors. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2017 expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of us to continue as a going concern.

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

At December 31, 2017, we had cash on hand in the amount of $860,522. In addition to the funds on hand, we will require additional funds to continue to operate our business. This includes expenses we will incur in connection with costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, we have contractual commitments for salaries to our executive officers. In light of our financial commitments over the next several months and its liquidity constraints, we have implemented cost reduction measures in all areas of operations. We intend to review these measures on an ongoing basis and make additional decisions as may be required.

Cash Flow

Net cash provided by operating activities during the six months ended December 31, 2017 amounted to $311,937, compared to net cash used of $257,966 for the same period in fiscal 2016. Funding for the operating activities was provided primarily by sales of our systems to Desmet and advances from distributors. During the six months ended December 31, 2017, we paid $316,305 in employees' compensation, compared to $259,307 in the prior period

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of December 31, 2017, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the second quarter of fiscal 2018 that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

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

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	February 15, 2018
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	February 15, 2018
N. Voloshin	(Principal Financial Officer)

/s/ Jim Fuller	Audit Committee Chairman, Independent Financial Expert	February 15, 2018
Jim Fuller

