Form 10-Q
period 2018-03-31
Cavitation Technologies, Inc.
filed 2018-05-21
CIK 1376793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from N/A to N/A

Commission File No. 0-29901

Cavitation Technologies, Inc.

(Name of small business issuer as specified in its charter)

Nevada	20-4907818
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

10019 Canoga Avenue, Chatsworth, CA 91311

(Address of principal executive offices)

(818) 718-0905

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Small reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 16, 2018
Common stock, $0.001 par value	196,997,906

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2018	2017
	(unaudited)	(as adjusted)
ASSETS

Current assets:
Cash	$880,000	$549,000
Accounts receivable	-	85,000
Inventory	117,000	143,000
Total current assets	997,000	777,000

Property and equipment, net	107,000	141,000
Other assets	10,000	12,000
Total assets	$1,114,000	$930,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$315,000	$246,000
Accrued payroll and payroll taxes due to officers	863,000	994,000
Related party payable	1,000	1,000
Advances from distributor, net	362,000	-
Total current liabilities	1,541,000	1,241,000

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2018 and June 30, 2017, respectively	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 196,997,906 and 196,797,906 shares issued and outstanding as of March 31, 2018 and June 30, 2017, respectively	196,998	196,798
Additional paid-in capital	22,641,002	22,625,202
Accumulated deficit	(23,265,000)	(23,133,000)
Total stockholders’ deficit	(427,000)	(311,000)
Total liabilities and stockholders’ deficit	$1,114,000	$930,000

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2018	2017 (as adjusted)	2018	2017 (as adjusted)

Revenue	$300,000	$1,382,000	$977,000	$1,502,000
Cost of revenue	5,000	40,000	38,000	55,000
Gross profit	295,000	1,342,000	939,000	1,447,000

General and administrative expenses	356,000	765,000	1,160,000	1,373,000
Research and development expenses	4,000	7,000	13,000	15,000
Total operating expenses	360,000	772,000	1,173,000	1,388,000

Income (loss) from Operations	(65,000)	570,000	(234,000)	59,000

Gain on settlement of debt	-	-	101,000	-
Other income	-	-	1,000	-

Net income (loss)	$(65,000)	$570,000	$(132,000)	$59,000

Net income (loss) per share,
Basic and Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average shares outstanding,
Basic and Diluted	196,997,906	194,197,906	196,996,446	194,197,906

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (Unaudited)

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at June 30, 2017	196,797,906	$196,798	$22,625,202	$(23,967,000)	$(1,145,000)
Adjustment at June 30, 2017 upon adoption of ASC 606	-	-	-	834,000	834,000
Balance at June 30, 2017 (as adjusted)	196,797,906	196,798	22,625,202	(23,133,000)	(311,000)
Common stock issued to consultants	400,000	400	15,600		16,000
Cancellation of common stock granted to Director	(200,000)	(200)	200		-
Net Loss				(132,000)	(132,000)
Balance at March 31, 2018	196,997,906	$196,998	$22,641,002	$(23,265,000)	$(427,000)

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended March 31,
	2018	2017 (as adjusted)

Operating activities:
Net income (loss)	$(132,000)	$59,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	36,000	30,000
Stock compensation expense	16,000	394,000
Gain on settlement of debt	(101,000)	-
Effect of changes in:
Accounts receivable	85,000	-
Inventory	26,000	(76,000)
Accounts payable and accrued expenses	69,000	(21,000)
Accrued payroll and payroll taxes due to officers	(30,000)	-
Advances from distributors	362,000	(436,000)
Net cash provided by (used in) operating activities	331,000	(50,000)
Cash Flow from Investing Activities:
Purchase of property and equipment	-	(41,000)
Net cash used in investing activities	-	(41,000)

Change in Cash	331,000	(91,000)
Cash, beginning of period	549,000	657,000
Cash, end of period	$880,000	$566,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$2,000

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Nine months ended March 31, 2018 and 2017

Note 1 - Organization and Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America (“U.S.”) and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the nine months ended March 31, 2018 are not indicative of the results that may be expected for the fiscal year ending June 30, 2018. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2017 filed on November 3, 2017. The condensed consolidated balance sheet as of June 30, 2017 has been derived from the audited financial statements included in the Form 10-K for that year.

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

On July 1, 2017, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts using the full retrospective method resulting in a change to previously reported balance sheet and statement of stockholders’ deficit. Upon adoption of this new standard, there was a change in previously reported statement of operations for the three and nine months ended March 31, 2017 (see further discussion in Note 3).

Management Plan Regarding on Going Concerns

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  During the nine months ended March 31, 2018, the Company recorded a net loss of $132,000 and as of March 31, 2018, had a working capital deficiency of $544,000 and a total stockholders’ deficit of $427,000.   These factors, among others, raise doubts about the Company’s ability to continue as a going concern. In addition, our independent auditors, in their report on the Company’s audited financial statements for the fiscal year ended June 30, 2017 expressed doubt about its ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

As of March 31, the Company had cash on hand of $880,000 and was not generating sufficient funds to cover operations. In addition to the funds on hand, management believes it may require additional funds to continue to operate its business. Management’s plan is to generate income from operations by continuing to license its technology globally through its strategic partners, Desmet Ballestra Group (Desmet) and GEA Westfalia, AG (GEA). Desmet has agreed to provide us monthly advances of $50,000 through August 2018 to be applied against gross profit share from future sales pursuant to a January 2016 agreement. GEA has agreed to provide us monthly advances of $25,000 less applicable taxes through January 2020, to be applied against gross profit share from future sales pursuant to January 2017 agreement.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in reserve for inventory obsolescence, impairment analysis for fixed assets, accrual of potential liabilities, realizability of deferred tax assets and fair value of stock options, warrants, and common stock issued for services, among other items. Actual results could differ from these estimates.

Dependence on Major Customers

Through June 30, 2017, the Company’s revenue was entirely dependent on Desmet Ballestra which is its exclusive distribution agent with regard to the CTi Nano Neutralization® System for edible oils.

In January 2017, the Company executed a similar agreement with another distributor, GEA for its Nano Reactor™ technology. As a result of this agreement, during the period ended March 31, 2018, the Company recognized revenues of $13,000 from the sale of reactors and received advances totaling $327,000 as of March 31, 2018 which will be applied to future gross profit revenues.

During the nine months ended March 31, 2018 and 2017, 98% and 100%, respectively, of the Company’s revenues were derived from Desmet sales efforts (see Note 4).

Earnings (Loss) Per Share

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

As of March 31, 2018, the Company had 11,685,852 stock options and 75,926,509 stock warrants outstanding to purchase shares of common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive.

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

Business and Credit Concentrations

The Company’s cash balances in a financial institution at times may exceed federally insured limits. As of March 31, 2018, and June 30, 2017, the Company had $880,000 and $549,000, respectively, deposited in one financial institution. The deposits are federally insured up to $250,000. The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of this financial institution.

Recorded revenues during the nine months ended March 31, 2018 and 2017 of $977,000 and $1,502,000, respectively, were attributable to two customers (see Note 4).

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

Through June 30, 2017, revenue from the sale of our Nano Reactor® systems was recognized when persuasive evidence of an agreement exists; shipment has occurred, including transfer of title and risk of loss for product sales, services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collectability was reasonably assured.  The Company is also entitled to a gross profit share from its distributor from the sale of the reactors to their customers. Such gross profit share was not fixed at the time of delivery, and as such, revenue was recognized when the profit share was fixed and determinable, which was generally be upon delivery and installation of the NANO Neutralization System by the distributor to its customer.

On July 1, 2017, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts. Sales revenue from the sale of its Nano Reactors continues to be recognized when products are shipped from its manufacturing facilities. The Company now recognizes the corresponding gross profit at the time of shipment of the Nano reactor hardware in accordance to ASC 606 as such shipment is deemed to be the only performance obligation and the Company has no more continuing obligation to its distributor. In addition, the Company has no control with regards to the sale and installation of Nano Neutralization System, between its distributor and the end customer.

The Company has determined that the gross profit to be earned from its distributor as a variable consideration that requires estimation in determining the transaction price, and as such all or a portion can be recognized using the most likely amount approach (subject to the variable consideration constraint). Estimates are available from its distributor which are considered in the determination of the most likely amount. However, given the lack of control over the sale to the end customer and the lack of history of prior sales, the Company considered these as a variable revenue constraint that required consideration. Thus, the amount of revenue recognized is being limited to the actual amount of cash received under the contract which the Company has determined as not refundable and preclude any probable of future revenue reversal. Further, Company has been able to develop an expectation of the actual collection based on its historical experience.

Pursuant to the transition requirements of ASC 606, the Company adopted the full retrospective method. Under the full retrospective method, the Company is required to retrospectively apply the new revenue standard to all period presented as if the new revenue standards had been applied to all prior period.

The effect of the changes made to the Company’s previously reported consolidated June 30, 2017 balance sheet for the adoption of ASC 606, were as follows:

	Balance at	Adjustments Due to		Adjusted balance at
Balance Sheet	June 30, 2017	ASC 606		June 30, 2017
Assets
Cash	$549,000			$549,000
Accounts receivable	-	$85,000	(A)	85,000
Inventory, net	143,000			143,000
Property and equipment, net	141,000			141,000
Other assets	12,000			12,000

Liabilities
Accounts payable and accrued expenses	245,000			245,000
Accrued payroll and payroll taxes due to officers	994,000			994,000
Related party payable	1,000			1,000
Advances from distributor, net	749,000	(749,000	)(A)(B)	-

Stockholders’ Deficit
Preferred stock	-			-
Common stock	196,798			196,798
Additional paid-in-capital	22,625,000			22,625,000
Accumulated deficit	(23,967,000)	834,000	(B)	(23,133,000)

A – To record accounts receivable as of June 30, 2017 from the sale of nano reactors to a distributor. For financial reporting purposes, this amount was deducted from the outstanding advances totaling $834,000 as of June 30, 2017, also received from the same distributor.

B – To record gross profit revenues amounting to $834,000 in accordance with the new revenue standards, of which, $700,000 was also recorded during the three and nine-months ended March 31, 2017.

The effect of the changes made to our previously reported consolidated statements of operations for the three and nine-months ended March 31, 2017 for the adoption of ASC 606, were as follows:

I.	Three Months Ended March 31, 2017

	Balance at March 31, 2017	Adjustments Due to ASC 606		Adjusted balance at March 31, 2017

Revenue	$682,000	$700,000	(C)	$1,382,000
Gross Profit	642,000	700,000	(C)	1,342,000
Net income (loss)	(130,000)	700,000	(C)	570,000

II.	Nine Months Ended March 31, 2017

	Balance at March 31, 2017	Adjustments Due to ASC 606		Adjusted balance at March 31, 2017

Revenue	$802,000	$700,000	(C)	$1,502,000
Gross Profit	747,000	700,000	(C)	1,447,000
Net income (loss)	(641,000)	700,000	(C)	59,000

C - To record gross profit revenues amounting to $700,000 in accordance with the new revenue standards.

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

The Company recognizes revenue from sale of reactors upon shipment and acceptance by Desmet, as the Company has no further obligations to Desmet other than the reactor’s two-year standard warranty. In addition, Desmet pays for such reactors on credit terms and the amount of the sale is recorded as a receivable upon acceptance by Desmet. The Company also receives a share in gross margin or profit from the sale of Desmet’s integrated neutralization system to its customer of which the reactors are an integral component, however, such amount is subject to adjustment based on certain factors including costs over run. The Company recognizes the gross profit at the time of shipment of the Nano reactor hardware in accordance to ASC 606 as such shipment is deemed to be the only performance obligation and the Company has no more continuing obligation to Desmet. In addition, the Company has no control with regards to the sale and installation of Nano Neutralization System, between its distributor and the end customer. The Company has determined that the gross profit to be earned from Desmet as a variable consideration that requires estimation in determining the transaction price, and as such all or a portion can be recognized using the most likely amount approach (subject to the variable consideration constraint). Estimates are available from Desmet which are considered in the determination of the most likely amount. However, given the lack of control over the sale to the end customer and the lack of history of prior sales, the Company considered these as a variable revenue constraint that required consideration. Thus, the amount of revenue recognized is being limited to the actual amount of cash received under the contract which the Company has determined as not refundable and preclude any probable of future revenue reversal. Further, Company has been able to develop an expectation of the actual collection based on its historical experience.

During the period ended March 31, 2018, the Company recorded revenues of $504,000 from reactor sales and $460,000 from gross profit share for a total of $964,000 and received $550,000 of advance payments pursuant to the 2016 agreement. As of March 31, 2018, $55,000 of the recorded revenues was not yet collected, as such, for financial reporting purposes the Company deducted this amount from the advance payments received which resulted in a net balance of $35,000 in advances from Desmet.

GEA Westfalia Agreement

In January 2017 the Company entered into a global technology license, R&D and marketing agreement with respect to its patented Nano Reactor™ technology, processes and applications. Under the agreement, GEA has been granted a worldwide exclusive license to integrate our patented technology into water treatment application, milk and juice pasteurization, and certain food related processes. The license agreement between the Company and GEA has a three-year term and provides for the payment of $300,000 per year in advanced license fees or share in gross margin or profit to the Company.

GEA Westfalia Separator manufactures filtration and equipment such as separators, clarifiers, decanters and membrane filtration systems. This equipment is used for the purification of suspensions, the separation of fluid mixtures with simultaneous removal of solids, extraction and concentration or removal of liquids from solids. The technology of the company is based on over one hundred fifteen years of service providing engineering solutions and comprehensive processing capabilities. The company was founded in 1893 in Oelde, Germany, and since 1994 has been a part of the GEA Group AG and is a business unit within the GEA Mechanical Equipment segment. In 1950, Westfalia Separator established US and Canadian corporations to serve as sales and marketing arms to compete in the North American market for centrifuges.

During the period ended March 31, 2018, the Company recorded revenues of $13,000 from reactor sales and received $327,000 of advance payments pursuant to the 2017 agreement. There were no gross profit revenues attributable from the reactors sold. As of March 31, 2018, advances from the distributor amounted to $327,000.

Note 5 - Property and Equipment

Property and equipment consisted of the following as of March 31, 2018 and June 30, 2017:

	March 31,	June 30,
	2018	2017
	(unaudited)
Leasehold improvement	$2,000	$2,000
Furniture	27,000	27,000
Office equipment	2,000	2,000
Equipment	68,000	68,000
Systems	408,000	408,000
	507,000	507,000
Less: accumulated depreciation and amortization	(400,000)	(366,000)
Property and Equipment, net	$107,000	$141,000

Depreciation expense for the nine months ended March 31, 2018 and 2017 amounted to $34,000 and $20,000, respectively.

Note 6 - Accrued Payroll and Payroll Taxes

As of June 30, 2017, the Company had accrued salaries to current and former officers of the Company amounting to $994,000. Included in this accrual was approximately $131,000 due to a former officer of the Company. In October 2017, the Company paid $30,000 to the former officer as settlement of the unpaid salary of $131,000.  As a result, the Company recorded a gain of $101,000 to extinguish the remaining accrual.

As of March 31, 2018, the Company had accrued salaries to current and former officers of the Company amounting to $863,000.

Note 7 - Stockholders’ Deficit

Common Stock

During the period ended March 31, 2018, the Company issued 400,000 shares of common stock with a fair value of $16,000 to consultants for services rendered. The shares were valued at their respective date of issuance.

During the period ended March 31, 2018, the Company cancelled 200,000 shares of common stock that was previously granted to a member of the Board of Directors.

Stock Options

The Company has not adopted a formal stock option plan. However, it has assumed outstanding stock options resulting from the acquisition of its wholly-owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non- plan grants. A summary of the stock option activity during the nine months ended March 31, 2018 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding – June 30, 2017	11,685,852	$0.07	4.27
Granted	-
Forfeited/cancelled	-
Exercised	-
Outstanding – March 31, 2018	11,685,852	$0.07	1.66

As of March 31, 2018, all options granted were vested and exercisable. Intrinsic value of the outstanding options as of March 31, 2018 amounted to $55,000.

The following table summarizes additional information concerning options outstanding and exercisable at March 31, 2018.

Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)
$0.03	11,000,000	4.61	$0.03	11,000,000	4.61
$0.33	174,022	0.42	$0.33	174,022	0.42
$0.67	511,830	0.22	$0.67	511,830	0.22
	11,685,852			11,685,852

Warrants

A summary of the Company’s warrant activity and related information for the nine months ended on March 31, 2018 is as follows.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding – June 30, 2017	75,926,509	$0.06	4.81
Granted	-
Forfeited/cancelled	-
Exercised	-
Outstanding – March 31, 2018	75,926,509	$0.06	4.06

As of March 31, 2018, all warrants granted were vested and exercisable. Intrinsic value of the outstanding warrants as of March 31, 2018 amounted to $58,000.

The following table summarizes additional information concerning warrants outstanding and exercisable at March 31, 2018.

Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)
$0.03 - $0.08	55,599,851	6.46	$0.03 - $0.08	55,599,851	6.46
$0.12	20,326,658	1.28	$0.12	20,326,658	1.28
	75,926,509			75,926,509

Note 8 - Commitments and Contingencies

Royalty Agreements

On July 1, 2008, the Company’s wholly owned subsidiary entered into Patent Assignment Agreements with two parties, its President and Technology Development Supervisor, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and the Technology Development Supervisor have been assigned to the Subsidiary.  In exchange, the Subsidiary agreed to pay a royalty of 5% of gross revenues to each of the President and Technology Development Supervisor for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by Cavitation Technologies on May 13, 2010 from its subsidiary. The Company’s President and Technology Development Supervisor both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through March 31, 2018.

On April 30, 2008 and as amended on November 22, 2010, the Company’s wholly owned subsidiary entered into an employment agreement with our former Director of Chemical and Analytical Department (the “Inventor”) to receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of March 31, 2018, no patents have been granted in which this person is the legally named inventor.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements, as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2017 filed with the Securities and Exchange Commission (the “2017 Annual Report”).

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

During the nine months ended March 31, 2018, we recorded revenue of $977,000 and incurred net loss of $132,000.

In July 1, 2017, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers (ASC 606) and all the related amendments (“new revenue standard”) to all contracts using the full retrospective method resulting in a change to previously reported balance sheet and statement of stockholders’ deficit. As a result, all amounts in prior periods have been adjusted in the accompanying discussion as if ASC 606 was adopted as of the earliest period presented. There were changes in previously reported statement of operations for the three and nine months ended March 31, 2017 of $700,000 in order to account our gross profit share from the sale of reactors in accordance with the new revenue standards. See further discussion at Note 3 in the accompanying financial statements.

Management’s Plan

We are engaged in manufacturing our Neutralization System, which is designed to help refine vegetable oils such as soybean, canola, sunflower and rapeseed.  Our near-term goal is to continue to sell our systems through our partners, Desmet Ballestra and GEA. During the nine months ended March 31, 2018, we recorded revenues of $977,000 and incurred a net loss of $132,000.  As of March 31, 2018, we had a working capital deficiency of $544,000 and a total stockholders’ deficit of $427,000. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate our continuation as a going concern.

As of March 31, 2018, we had cash on hand of $880,000 and are not generating sufficient funds to cover operations. In addition to the funds on hand, Management believes we may require additional funds to continue to operate our business. Management’s plan is to generate income from operations by continuing to market our technology and products globally through our strategic partner, Desmet Ballestra and GEA Group.

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

Critical Accounting Policies

CTi’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended June 30, 2017 and did not change for the nine months ended March 31, 2018, except for the adaption of ASC 606, Revenue from Contracts with Customers and all the related amendments to all contracts (see Note 3) of the accompanying financial statements.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2018 and 2017

	For the Three Months Ended
	March 31,
	2018	2017	$ Change	% Change

Revenue	$300,000	$1,382,000	$(1,082,000)	-78%
Cost of revenue	5,000	40,000	(35,000)	-88%
Gross profit	295,000	1,342,000	(1,047,000)	-78%

General and administrative expenses	356,000	765,000	(409,000)	-53%
Research and development expenses	4,000	7,000	(3,000)	-43%
Total operating expenses	360,000	772,000	(412,000)	-53%

Net income (loss)	(65,000)	570,000	(635,000)	-111%

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

On July 1, 2017, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts. Sales revenue from the sale of our Nano Reactors continues to be recognized when products are shipped from our manufacturing facilities. We now recognize the corresponding gross profit at the time of shipment of the Nano reactor hardware in accordance to ASC 606 as such shipment is deemed to be the only performance obligation and we have no more continuing obligation to our distributor. In addition, we have no control with regards to the sale and installation of Nano Neutralization System, between our distributor and the end customer.

We have determined that the gross profit to be earned from our distributor as a variable consideration that requires estimation in determining the transaction price, and as such all or a portion can be recognized using the most likely amount approach (subject to the variable consideration constraint). Estimates are available from our distributor which are considered in the determination of the most likely amount. However, given the lack of control over the sale to the end customer and the lack of history of prior sales, we considered these as a variable revenue constraint that required consideration. Thus, the amount of revenue recognized is being limited to the actual amount of cash received under the contract which we have determined as not refundable and preclude any probable of future revenue reversal. Further, we have been able to develop an expectation of the actual collection based on its historical experience.

Pursuant to the transition requirements of ASC 606, we adopted the full retrospective method. Under the full retrospective method, we are required to retrospectively apply the new revenue standard to all period presented as if the new revenue standards had been applied to all prior period. Upon adoption of this new standard, there was a change to the previously reported results of operations for the three months ended March 31, 2017 of $700,000 in order to account our gross profit share in accordance with the new revenue standards.

During the three months ended March 31, 2018 we recorded $55,000 in revenue from sale of reactors to our distributor, Desmet, pursuant to one purchase order. In addition, we also recorded revenues of $245,000 to account for our share in gross margin or profit from sale of reactors to Desmet.

During the three months ended March 31, 2017 we recorded $515,000 in revenue from sale of reactors to our distributors, Desmet pursuant to three purchase orders. In addition, we also recorded revenues of $867,000 to account for our share in gross margin or profit from the sale of reactors to Desmet.

Cost of Revenue

During the three months ended March 31, 2018, our cost of sales amounted to $5,000, and to $40,000 during the same period in prior year, which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the three months ended March 31, 2018 amounted to $360,000 compared to $772,000 for the same period in 2017, a decrease of $412,000 or 53%. The decrease was mainly due to decrease in stock compensation expense from $394,000 during the period ended March 31, 2017 to $16,000 during the period ended March 31, 2018.

Research and development (R&D) expenses remained relatively low as we continued to rely on Desmet and GEA for support in R&D and development of new applications for our technology. It is our intention to pursue R&D as our cash position permits.

Results of Operations for the Nine Months Ended March 31, 2018 and 2017

	For the Nine Months Ended
	March 31,
	2018	2017	$ Change	% Change
Revenue	$977,000	$1,502,000	$(525,000)	-35%)
Cost of revenue	38,000	55,000	(17,000)	-31%
Gross profit	939,000	1,447,000	(508,000)	-35. %

General and administrative expenses	1,160,000	1,373,000	(213,000)	-16%
Research and development expenses	13,000	15,000	(2,000)	-134%
Total operating expenses	1,173,000	1,388,000	(215,000)	-15%
Income (loss) from operations	(234,000)	59,000	(293,000)	-497%
Other income	1,000	-	1,000	100%
Gain on settlement of debt	101,000	-	101,000	100%
Net income (loss)	(132,000)	59,000	(191,000)	-324%

Revenue

We generate revenues from the sale of the Nano Reactor® to customers/distributor as well as share in gross profit from the sale of such reactors by our distributors to their customers.

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

On July 1, 2017, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts. Sales revenue from the sale of our Nano Reactors continues to be recognized when products are shipped from our manufacturing facilities. We now recognize the corresponding gross profit at the time of shipment of the Nano reactor hardware in accordance to ASC 606 as such shipment is deemed to be the only performance obligation and the Company has no more continuing obligation to our distributor. In addition, we have no control with regards to the sale and installation of Nano Neutralization System, between our distributor and the end customer.

We have determined that the gross profit to be earned from our distributor is a variable consideration that requires estimation in determining the transaction price, and as such all or a portion can be recognized using the most likely amount approach (subject to the variable consideration constraint). Estimates are available from our distributor which are considered in the determination of the most likely amount. However, given the lack of control over the sale to the end customer and the lack of history of prior sales, we considered these as a variable revenue constraint that required consideration. Thus, the amount of revenue recognized is being limited to the actual amount of cash received under the contract which we have determined as not refundable and preclude any probable of future revenue reversal. Further, we have been able to develop an expectation of the actual collection based on its historical experience.

Pursuant to the transition requirements of ASC 606, we adopted the full retrospective method. Under the full retrospective method, we are required to retrospectively apply the new revenue standard to all period presented as if the new revenue standards had been applied to all prior period. Upon adoption of this new standard, there was a change to the previously reported results of operations for the nine months ended March 31, 2017 of $700,000 in order to account our gross profit share in accordance with the new revenue standards.

During the nine months ended March 31, 2018 we recorded $518,000 in revenue from sale of reactors to our distributors, Desmet and GEA pursuant to seven purchase orders. In addition, we also recorded revenues of $459,000 to account for our share in gross margin or profit from sale of reactors to Desmet and GEA.

During the nine months ended March 31, 2017 we recorded $635,000 in revenue from sale of reactors to our distributors, Desmet pursuant to five purchase orders. In addition, we also recorded revenues of $867,000 to account for our share in gross margin or profit from the sale of reactors to Desmet.

Cost of Revenue

During the nine months ended March 31, 2018, our cost of sales amounted to $38,000, and $55,000 during the same period in prior year, which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the nine months ended March 31, 2018 amounted to $1,173,000 compared with $1,388,000 for the same period in 2017, a decrease of $215,000, or 15%. The decrease was mainly due to decrease in stock compensation expense from $394,000 during the period ended March 31, 2017 to $16,000 during the period ended March 31, 2018.

Research and development (R&D) expenses remained relatively low as we continued to rely on Desmet and GEA for support in R&D and development of new applications for our technology. It is our intention to pursue R&D as our cash position permits.

Gain on Settlement of Debt

During the nine months ended March 31, 2018, we settled a lawsuit with our former officer of the Company for $30,000.  As a result, we recorded a gain of $101,000 to extinguish the remaining accrual upon payment of the settled amount of $30,000. There was no similar transaction in the prior period.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate our continuation as a going concern.   As of March 31, 2018, we had a working capital deficiency of $544,000 and a total stockholders’ deficit of $427,000. Furthermore, we have been dependent on most of our funding from technology agreements with our distributors. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the fiscal year ended June 30, 2017 expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of us to continue as a going concern.

Management’s plan is to generate income from operations by licensing our technology globally through our strategic partners, the Desmet Ballestra Group (Desmet) and GEA Westfalia (GEA). In January 2016, we signed a marketing and research and development agreement with Desmet which include among others, a monthly advance of $50,000 through August 2018 that will be applied to gross profit share from future sales. In January 2017, we signed a similar marketing and research and development agreement with GEA which include among others, a monthly advance of $25,000 through January 2020, that will be applied to gross profit share from future sales. We will need additional funding, and we will attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet our needs, or that we will be able to meet our future contractual obligations. Should management fail to obtain such financing, we may curtail our operations.

At March 31, 2018, we had cash on hand in the amount of $880,000. In addition to the funds on hand, we may require additional funds to continue to operate our business. This includes expenses we will incur in connection with costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, we have contractual commitments for salaries to our executive officers. In light of our financial commitments over the next several months and its liquidity constraints, we have implemented cost reduction measures in all areas of operations. We intend to review these measures on an ongoing basis and make additional decisions as may be required.

Cash Flow

Net cash provided by operating activities during the nine months ended March 31, 2018 amounted to $331,000, compared to net cash used of $50,000 for the same period in fiscal 2017. Funding for the operating activities was provided primarily by sales of our systems and advances from distributors, Desmet and GEA. During the nine months ended March 31, 2018, we paid $316,000 in employees’ compensation, compared to $259,000 in the prior period

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for smaller reporting companies.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018 our Chief Executive Officer and Chief Finance Officer concluded that, as of such a date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the second quarter of fiscal 2018 that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None that were not previously disclosed in our Current Reports on Form 8-K

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

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	May 21, 2018
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	May 21, 2018
N. Voloshin	(Principal Financial Officer)

