Form 10-K
period 2018-06-30
Cavitation Technologies, Inc.
filed 2018-10-15
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FROM THE TRANSITION PERIOD FROM _____ TO _______.

For the fiscal year ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant by reference to the price at which the common equity was last sold, or of the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $6,777,077 as of December 31, 2017 based on the closing price of $0.04 per share and 169,426,931 non-affiliate shares outstanding.

The registrant had 196,997,906 shares of common stock outstanding on September 30, 2018.

DOCUMENTS INCORPORATED BY REFERENCE:

None

CAVITATION TECHNOLOGIES, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2018
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

PART I

ITEM 1.  BUSINESS

Cavitation Technologies, Inc. (referred to herein, unless otherwise indicated, as “the Company,” “CTi,” “we,” “us,” and “our”) is a Nevada corporation originally incorporated under the name Bio Energy, Inc. We are a process and product development firm that has developed, patented, and commercialized environmentally friendly technology-based systems that are designed to serve large, growing, global markets such as vegetable oil refining, renewable fuels, water treatment, wines and spirits enhancement, algae oil extraction, water-oil emulsions and crude oil yield improvement.  Our systems are designed to process industrial liquids at a reduced processing time, lower operating cost, improved yield while operating in environmentally friendly manner. We have developed, patented, and commercialized our proprietary technology that can be used in multiple liquid processing applications. Our patented Nano Reactor® is the critical component of our CTi Nano Neutralization® System which has been shown to reduce operating costs and increase yields in refining vegetable oils.

Vegetable Oil Refining

Our first commercial application for our technology has been the CTi Nano Neutralization® System which has been utilized to improve edible vegetable oil refining process. Our environmentally friendly process has been shown to reduce refining costs, increase oil yield, and limit the amount of chemical additives used in chemical refining of vegetables oils. This patented process (US Patent # 7,762,715 and # 8,042,989) is designed to be incorporated into new and existing soybean, rapeseed, canola and palm vegetable oil refineries.

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

The global consumption of vegetable oils has grown consistently at a rate of about 5.5% p.a. from 84.5 million metric tons in 1999 to over 182 million metric tons in 2016-2017 (https://www.statista.com/statistics/263937/vegetable-oils-global-consumption/). It is also a highly competitive commodity market in which the lowest-cost producer has the advantage.

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

On January 22, 2016, we signed a similar three-year agreement with Desmet effective August 1, 2015. As part of the agreement, Desmet was to provide, under certain conditions, limited monthly advance payments of $50,000 against future sales to us. The agreement expires in August 2018 or may be terminated by Desmet every August 1 should Desmet and its affiliates fail to convert a minimum of six NANO Neutralization Systems to sold status during the period of June 1 to May 31. The agreement may also be terminated in case we were to lose our rights under the patents and patent applications being used in our CTi NANO Neutralization System.

The Agreement, which was extended to October 1, 2018, expired. However, we are currently in negotiations with Desmet for a new agreement with similar terms and conditions.

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

We and Desmet have worked together to determine the appropriate sales approach and installation process. Our CTi Nano Neutralization System is designed to be used as an add-on process to an existing neutralization system within soybean and other vegetable oil refineries. Desmet’s recent focus has been on marketing our CTi’s Nano Neutralization® System to vegetable oil refiners to help them increase profits through cost savings and improved oil yields. Desmet purchases our CTi Nano Neutralization Reactor Systems from us and installs them at the refinery as part of an integrated neutralization system. Based on successful commercial implementations, Desmet guarantees minimum economic benefits to a facility that installs our CTi Nano Neutralization® Systems. We are therefore substantially dependent on Desmet to identify prospects, complete sales contracts, install the system and manage relationships with end-users.

GEA Westfalia Agreement

In August 2012, we entered into a Technology and Licensing Agreement with the GEA Group AG - Westfalia Separator Group (“GEA”) pursuant to which the companies agreed to jointly develop and patent new applications of our core technologies. As part of the Agreement, GEA Westfalia was to assemble a complete commercial test system comprising Nano Reactors®. This Agreement was terminated in January 2017.

In January 2017 we entered into a new global technology license, R&D and marketing agreement with GEA with respect to our patented Nano Reactor™ technology, processes and applications. Under the new agreement, GEA has been granted a worldwide exclusive license to integrate our patented technology into water treatment application, milk and juice pasteurization, and certain food related processes. The license agreement between us and GEA has a three-year term and provides for the payment of $300,000 per year in advanced license fees to us. As of June 30, 2018, the Company has received $427,000 in advances from GEA under this agreement.

GEA Westfalia Separator manufactures filtration and equipment such as separators, clarifiers, decanters and membrane filtration systems. This equipment is used for the purification of suspensions, the separation of fluid mixtures with simultaneous removal of solids, extraction and concentration or removal of liquids from solids. The technological dominance of the company is based on over one hundred fifteen years of innovation, first-class engineering solutions and comprehensive processing capabilities. The company was founded in 1893 in Oelde, Germany, and since 1994 has been a part of the GEA Group AG and is a business unit within the GEA Mechanical Equipment segment. In 1950, Westfalia Separator established US and Canadian corporations to serve as sales and marketing arms to compete in the burgeoning North American market for centrifuges. GEA is one of the largest suppliers for the food processing industry and a wide range of process industries that has reported consolidated revenues of approximately EUR 4.6 billion in 2015. As an international technology group, GEA focuses on process technology and components for sophisticated production processes in various end-user markets. The GEA Group AG generates more than 70 percent of its revenue in the food sector that enjoys long-term sustainable growth. As of December 31, 2016, GEA Group AG employed about 17,000 people worldwide. GEA is a market and technology leader in its business areas. GEA is listed on the German MDAX (G1A, WKN 660 200). In addition, GEA’s share is a constituent of the MSCI Global Sustainability Indexes.

Alchemy Beverages, Inc

In fiscal 2014, Roman Gordon, one of our shareholders and a former officer, formed a company, Cameo USA LLC (Cameo). Since its formation, Cameo has had no revenue, no operations, and has had no assets or liabilities. On June 4, 2018, Mr. Gordon contributed his 100% interest in Cameo to our company. As Mr. Gordon had no basis in his investment in Cameo, there was no value assigned to the contribution of Cameo.

On June 29, 2018, we agreed to sell Cameo to Alchemy Beverages Inc. (ABI). In addition, we entered into two licensing agreements with ABI. In consideration for the sale of Cameo and for entering into the licensing agreements, ABI agreed to issue 19.9% of ABI’s outstanding common shares to us (limited to 20 million shares of ABI). ABI is a private company and in the business of producing and selling alcoholic beverages, equipment, and home appliances. Prior to this agreement, ABI was independent of CTI and had no relation to us nor to our management. ABI purchased Cameo for the right to use its name in marketing a vodka spirit.

Pursuant to the licensing agreements, ABI will have the exclusive global distribution rights for our patented and patent pending technology for the processing of alcoholic beverages. We have agreed to assist in the installation and maintenance of the nano reactor systems for ABI and will receive royalty payments ranging from 1% to 3% on all net revenues, as defined, of ABI for the life of the applicable patents. In addition, we will receive leasing, consulting, and manufacturing fees as defined in the licensing agreement. In addition, on a future transaction involving the sale of ABI, we will receive approximately 10% of the transaction price (with a minimum of $5 million) and in the event ABI becomes a public entity, we will receive approximately 10% of ABI’s shares.

We anticipate to start recognizing revenue from the ABI transaction in fiscal 2019, although there can be no assurance that we will recognize any revenue from ABI.

Customers Dependence

We continue to sell our CTi Nano Reactor® and Nano Reactor® Systems and technology only to two licensees, Desmet and GEA, and they are responsible for installing and servicing the systems. Almost all of our revenue for the fiscal year ended June 30, 2018 and 2017 was derived from sales of products to Desmet.

Sources and availability of raw materials and the names of principal suppliers

We have historically sourced reactor components from various domestic and international suppliers. We do not have any long-term contracts, agreements, or commitments with any supplier. We believe it would take approximately 30 days to find a new supplier, if necessary.

Competition

Our competitors who sell equipment and engineering services for the vegetable oil refining business are a myriad of companies both large and small that provide equipment and technology to oil refiners. These include known companies that have longer operating histories, more experience, and stronger financial capabilities. Competitors include Alfa Laval, and Crown Iron Works as well as many firms that provide advice and services to small and regional firms. In addition, Arisdyne Systems, a designer of cavitation devices, is marketing a system using similar technology. The vegetable oil refining business is a highly competitive commodity market in which the lowest-cost producer has the advantage. We intend to compete by offering solutions that help our clients remain or become a low-cost producer. Because the industry in which we compete has had limited new technology introduced in the last 50 years, we believe our CTi Nano Neutralization® Systems provide a unique opportunity for refiners to increase margins. We seek to differentiate ourselves by offering solutions based on our proprietary and patented designs, processes, and applications to help our clients described in our issued and patent pending applications. We compete by offering solutions that we believe can reduce operating expenses and increase oil yield vs currently applied technologies.

Patents

Our Cavitation Generator patent was issued during fiscal 2011. In addition, we have a patent for our Multi-Stage Cavitation Device that was issued on October 25, 2011. In the fiscal 2014 we received approvals for another apparatus patent and 2 additional process patents in the US. At June 30, 2018, our portfolio of patents included 16 issued patents in the United States and 6 issued patents internationally. Our patents cover multiple process and applications of our technology in vegetable oil refining, production of biodiesel, treatment of process and industrial water, upgrade of hydrocarbons and enhancing of alcoholic beverages. We continuously develop new technologies and applications, as we have filed a new patent application for Low Pressure Nano-Reactors, (LPN). LPN is a highly efficient homogenizer and emulsifier that can be utilized in multiple fluids processing applications. Recently, we have filed a patent application for a small home appliance. This new product is designed directly with consumer in mind and the first step for our company to introduce products outside of the industrial sector where we typically sell our products.

Issued

US	Cavitation Generator	7,762,715

US	Multi-Stage Cavitation Device	8,042,989

US	Process for Producing Biodiesel Through Lower Molecular Weight Alcohol-Targeted Cavitation	8,603,198

US	High-Throughput Cavitation and Electro Coagulation Apparatus	8,673,129

US	Extraction of Oil from Algae by Hydrodynamic Cavitation for Biodiesel Production	8,709,750

US	Flow-Through Cavitation-Assisted Rapid Modification of Crude Oil	8,894,273

US	Method for Cavitation-Assisted Refining, Degumming and Dewaxing of Oil and Fat	8,911,808

US	Process to Remove Impurities from Triacylglycerol Oil	8,945,644

US	Process for Producing Biodiesel Through Lower Molecular Weight Alcohol-Targeted Cavitation	8,981,135

US	Process for Removing Waxes and Phospholipids from Vegetable Oils and Increasing Production of Food Grade Lecithin Therefrom	9,357,790

US	Method and Flow Through Hydrodynamic Cavitational Apparatus for Alterations of Beverages	9,474,301

US	Method for Cavitation-Assisted Refining, Degumming and Dewaxing of Oil and Fat	9,481,853

US	Process for Extracting Carbohydrates from Biomass and Converting the Carbohydrates into Biofuels	9,611,496

US	Flow-Through Cavitation-Assisted Rapid Modification of Crude Oil	9,719,025

US	Processes for Increasing Bioalcohol Yield from Biomass	9,944,964

US	Processes for Increasing Bioalcohol Yield from Biomass	9,988,651

Int’l	Process to Remove Impurities from Triacylglycerol Oil	Argentina AR083000B1

Int’l	Cavitation Generator	Brazil - PI0919602-1

Int’l	Process to Remove Impurities from Triacylglycerol Oil	Canada - 2,809,236

Int’l	Process to Remove Impurities from Triacylglycerol Oil	Malaysia MY164311A

Int’l	Process to Remove Impurities from Triacylglycerol Oil	Mexico - 343518

Int’l	Process to Remove Impurities from Triacylglycerol Oil	Singapore P187241

Patent Pending

US	Variable Flow Through Cavitation Device

US	Processes for Extracting Carbohydrates from Biomass and Converting the Carbohydrates into Biofuels

US	System and Method for Purification of Drinking Water, Ethanol and Alcohol Beverages of Impurities

Brazil	Method for Cavitation-Assisted Refining, Degumming and Dewaxing of Oil and Fat

Brazil	Process to Remove Impurities from Triacylglycerol Oil

Europe	Process to Remove Impurities from Triacylglycerol Oil

Mexico	Process to Remove Impurities from Triacylglycerol Oil

We plan to continue to invest in research and development and file for new and improved patents.

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two parties, our President as well as our former Chief Executive Officer (CEO) who currently serves as our Technology Senior Manager, where certain devices and methods involved in our hydrodynamic cavitation processes invented by the President and former CEO/current Technology Senior Manager have been assigned to the subsidiary.  In exchange, that subsidiary agreed to pay a royalty of 5% of gross revenues to each of the President and former CEO/current Technology Senior Manager for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by us on May 13, 2010 from our subsidiary. Our former CEO/current Technology Senior Manager and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2018.

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

Employees

On June 30, 2018 we had five full-time employees and had engaged several consultants and independent contractors over the past year. Members of our staff and technical team are comprised of experienced professionals who are chemists, civil, chemical, and mechanical engineers with expertise in hydrodynamic cavitation, nano technology and water treatment. These individuals hold degrees in Civil, Chemical, and Mechanical Engineering.

Research and Development Expenditures

During the fiscal years ended June 30, 2018 and 2017, we spent $25,000 and $27,000, respectively, on research and development activities.

ITEM 1A.  RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarter is located in Chatsworth, California, with an area of approximately 5,000 square foot facility, which includes office space and an area to conduct research and development.  Our lease agreement for this space will end in February 2019.  Our monthly rent payments approximate $5,000. We do not anticipate any material difficulties with the renewal of our rental agreement when it expires or in securing replacement facilities on commercially reasonable terms.

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

In August 2014, a former employee and former Director (Plaintiff) filed an administrative Complaint for approximately $179,000 in unpaid wages, plus penalties and interest, with the California Labor Commissioner’s Office (CLCO).  In January 2016, the CLCO ruled in favor of the Company and dismissed the case. As a result of this ruling, the Company’s obligation to the Plaintiff only amounted to approximately $134,000 which was already accrued in prior periods and included as part of Accrued Payroll and payroll taxes due to officers in the accompanying balance sheet.

In February 2016, the Plaintiff appealed this ruling to the Los Angeles County Superior Court.  In addition to defending itself, the Company also has filed a cross-complaint against the Plaintiff for breach of contract and breach of fiduciary duty as a Director. In August 2017, the Plaintiff filed a notice of appeal of the trial court’s ruling granting the Company’s anti-SLAPP motion. The Court of Appeal has dismissed Plaintiff’s appeal for failing to timely to designate the record on appeal.

In March 2018, the Company has reached a settlement agreement with the Plaintiff, resulting in removal of all claims by both parties. As a result of this settlement, the Company has recorded a gain of $101,000 to extinguish accrued salary.

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

		HIGH	LOW

Fiscal 2017	First Quarter	$0.03	$0.02
	Second Quarter	0.04	0.02
	Third Quarter	0.04	0.02
	Fourth Quarter	0.04	0.03

		HIGH	LOW

Fiscal 2018	First Quarter	$0.04	$0.03
	Second Quarter	0.04	0.02
	Third Quarter	0.05	0.02
	Fourth Quarter	0.06	0.03
Fiscal 2019	First Quarter	0.05	0.03

We became a public company through a share exchange that was affected in October 2008. The first day of public trading of our stock was November 11, 2008. Since our fiscal year end was changed to June 30, public trading of our stock began in the second quarter of fiscal 2009. As of September 10, 2018, there were approximately 1,200 holders of record of our Common Stock. This does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms. The closing price of our common stock on October 12, 2018 was 0.02.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Equity Securities and Use of Proceeds

During the year ended June 30, 2018 the Company issued 400,000 shares of common stock with fair value of $16,000 for services rendered. These shares were valued at fair value at the date of issuance. We did not sell any equity securities during the year ended June 30, 2018 in transactions that were not registered under the Securities Act of 1933, as amended, other than as previously disclosed in our filings with the Securities and Exchange Commission.

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

We have developed, patented, and commercialized proprietary technology that can be used for processing of various industrial and consumer-oriented fluids. Our patented Nano Reactor® is the critical components of the CTi Nano Neutralization® System which has been shown to reduce operating costs and increase yields in processing oils and fats. CTi holds and applied for numerous patents covering technology and various processes in US and Internationally, covering vegetable and crude oil refining, waste water treatment, algae oil extraction, and alcoholic beverage enhancement. During our Fiscal 2018, we have developed additional technologies and products, such as, LPN (low pressure nano reactor and system). LPN is designed to become a highly efficient mixer and homogenizer. We believe that LPN has a great commercial utilization opportunity by providing efficient and cost-effective solution in multiple fluid processing industries. LPN has a number of advantages over current mechanically operated mixers and homogenizers.

During the year ended June 30, 2018, we recorded revenue of $1,303,000. Our loss from operations for the year ended June 30, 2018 was $351,000.

Management’s Plan of Operation

At June 30, 2018 we are continuously engaged in manufacturing our Nano Reactor® and Nano Neutralization Systems which are designed to help refine vegetable oils such as soybean, canola and rapeseed. Additionally, our near-term goal is to develop strategic and marketing tools to apply our technologies that can be commercially accepted in enhancement of wines and spirits, industrial water treatment and consumer related products.

We have a working capital deficiency of $645,000 and a stockholders’ deficit of $545,000 as of June 30, 2018. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.

Management’s plan is to generate income from operations by licensing our technology globally through our licensees, Desmet Ballestra Group (Desmet) and GEA Westfalia Group (GEA). In January 2016, we signed a three-year global R and D, Marketing and Technology License Agreement with Desmet for the sale and licensing of our reactors. The agreement originally expired in August 2018 but was extended up to October 2018. As part of the agreement, Desmet was also obligated to provide us with monthly advances of $50,000 against future sales. During the year ended June 30, 2018, advances received and applied to sales from Desmet amounted to $700,000. These funds service operational expenses on a monthly basis. The Company is currently in negotiations with Desmet for a new licensing agreement.

In January 2017, we signed a three-year global R&D, Marketing and Technology License Agreement with GEA Group, (GEA) covering certain processes and patented applications. This agreement provides us with $25,000 monthly advances against future sales. This agreement may be terminated by either party on each anniversary date. As of June 30, 2018, we received advances from GEA in the amount of $427,000 under this agreement.

In addition to these advances, we anticipate that we may need additional funding, and we may attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet our needs, or that we will be able to meet our future contractual obligations. Should management fail to obtain such financing, we may curtail its operations. Management estimates that cash on hand together with advances from Desmet and GEA will allow us to operate beyond fiscal 2019.

The accompanying consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As a result of the aforementioned factors, our independent auditors, in their report on our audited consolidated financial statements as of and for the year ended June 30, 2018, expressed substantial doubt about our ability to continue as a going concern.

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

Note 1 of the accompanying consolidated financial statements includes a summary of significant accounting policies, estimates, and methods used in the preparation of our financial statements. Accounting estimates are an integral part of the preparation of financial statements and are based on judgments by management using its knowledge and experience about the past and current events and assumptions regarding future events, all of which we consider to be reasonable. These judgments and estimates reflect the effects of matters that are inherently uncertain and that affect the carrying value of our assets and liabilities, the disclosure of contingent liabilities and reported amounts of expenses during the reporting period.

Revenue Recognition

Through June 30, 2017, revenue from the sale of our Nano Reactor® systems was recognized when persuasive evidence of an agreement exists; shipment has occurred, including transfer of title and risk of loss for product sales, services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collectability was reasonably assured.  We are also entitled to a profit share from our distributor upon their ultimate sale of the reactors to their customers.  Pursuant to the January 2016 agreement with the Company’s distributor, the profit share is not fixed at the time of delivery, and as such, revenue was recognized when the profit share was fixed and determinable, which was generally be upon delivery and installation of the NANO Neutralization System by the distributor to its customer.

On July 1, 2017, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts. Sales revenue from the sale of our Nano Reactors continues to be recognized when products are shipped from our manufacturing facilities as this is our sole performance obligation under these contracts and we have no continuing obligation to the customer. Accordingly, we now estimate and recognize the corresponding gross profit at the time of shipment of the Nano reactor hardware, subject to variable consideration constraints, in accordance to ASC 606.

Specifically, we have determined that the gross profit to be earned from our distributor is a variable consideration that requires estimation in determining the transaction price, and as such all or a portion can be recognized using the most likely amount approach (subject to the variable consideration constraint). Estimates are available from Desmet which are considered in the determination of the most likely amount. However, given the lack of control over the sale to the end customer and the lack of history of prior sales, we considered these as a variable revenue constraint that required consideration and as such, the amount of revenue recognized is being limited to the actual amount of cash received under the contract which the Company has determined as not refundable and has concluded that future revenue reversal of such amount is not probable.

The adoption of this standard resulted in a material impact on our previously reported statement of operations and balance sheet as of and for the year ended June 30, 2017. Pursuant to the transition requirements of ASC 606, the Company adopted the full retrospective method and retrospectively applied the new revenue standard to all period presented as if the new revenue standards had been applied to all prior period.

Recoverability of Long-Lived Assets

Management believes that the accounting estimate related to the recoverability of its long-lived assets is a “critical accounting estimate” because significant changes in the assumptions used to develop the estimates could materially affect key financial measures, including net income and non-current assets.

Testing of long-lived assets for impairment involves a high degree of judgment due to the assumptions that underlie the undiscounted cash flows analysis. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the net book value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value based on market value when available or discounted expected cash flows of those assets and is recorded in the period in which the determination is made. Management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products under development will continue. Either of these could result in future impairment of long-lived assets.

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

Determining the fair value of share-based awards at the measurement date requires judgment, including estimating the expected term that stock options and warrants will be outstanding prior to exercise, the associated volatility, and the expected dividends. We estimate the fair value of options granted using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period the options are expected to be outstanding and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of our stock for a period approximating the expected life, and the risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues approximating the expected life. Judgment is also required in estimating the number of share-based awards that will be forfeited prior to vesting. We believe that these assumptions are “critical accounting estimates” because significant changes in the assumptions used to develop the estimates could materially affect key financial measures including net income (loss).

Recent Accounting Pronouncements

See Note 1 of the financial statements for discussion of recent accounting pronouncements.

Results of Operations

Below is summary comparing fiscal 2018 and fiscal 2017.

	For the Years Ended
	June 30,
	2018	2017	$ Change	% Change

Revenue	$1,303,000	$1,897,000	$(594,000)	(31)%
Cost of revenue	122,000	97,000	25,000	26%
Gross profit	1,181,000	1,800,000	$(619,000)	(34)%

General and administrative expenses	1,507,000	2,005,000	$(498,000)	(25)%
Research and development expenses	25,000	27,000	(2,000)	(7)%
Total operating expenses	1,532,000	2,032,000	(500,000)	(25)%
Loss from Operations	$(351,000)	$(232,000)	$(119,000)	(51)%

Revenue

During the year ended June 30, 2018 revenue decreased by 31% to $1,303,000 and was derived from the sale of our CTi Nano Neutralization Systems through Desmet Ballestra and GEA of $603,000 pursuant to eight purchase orders and corresponding share in gross profit of $700,000. During the year ended June 30, 2017, revenue of $1,897,000 was derived from the sale of our CTi Nano Neutralization Systems through Desmet Ballestra of $895,000 pursuant to nine purchase orders and corresponding share in gross profit of $1,002,000.

Operating Expenses

Operating expenses for fiscal 2018 amounted to $1,532,000 versus $2,032,000 in fiscal 2017, a decrease of $500,000 or 25%. The decrease in operating expenses was attributed to lower general and administrative expenses and decrease in stock-based compensation of $549,000. Non-cash expense items such as amortization and depreciation expense of $50,000, primarily amounted to a small proportion of operating expenses, with major expense categories being salaries and payroll taxes of approximately $643,000, legal and professional fees of approximately $208,000, various insurance policies amounting to $185,000 and travel, insurance and marketing services fees. Research and development (R&D) expense decreased by approximately $2,000 or 7% for the year ended June 30, 2018.

Operating expenses for fiscal 2017 amounted to $2,032,000. Non-cash expense items such as amortization and depreciation expense of $51,000 among others, amounted to a small proportion of operating expenses, with major expense categories being salaries and payroll taxes of approximately $643,000, legal and professional fees of approximately $376,000, various insurance policies, travel and marketing services amounting to $115,000.

During the year ended June 30, 2018, accrued salary of $131,000 due to a former director was settled for a payment of $30,000, resulting in a gain on settlement of $101,000. There was no such transaction during the year ended June 30, 2017.

Our reported Net Loss in fiscal 2018 was $250,000 compared to Net Loss in fiscal 2017 of $233,000.

Liquidity and Capital Resources

During the fiscal year ended on June 30, 2018, we recognized revenues from Desmet Ballestra Group (Desmet) and received advances from GEA Group, (GEA) which covered all our operating expenses, which resulted in our increased cash position by $396,000.

During the fiscal year ended June 30, 2017, cash used in operating activities was $52,000 and cash used in investing activities was $56,000 resulting from the purchase of equipment which was financed with cash reserves and proceeds from reactor sales from our partner, Desmet Ballestra, resulted in net decrease in cash of $108,000.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  During the year ended June 30, 2018, we recorded net loss of $250,000. As of June 30, 2018, we had a working capital deficiency of $645,000, and stockholders’ deficit of $545,000.   We have also been dependent on certain aspects of our funding from a technology agreement with a distributor. These factors, among others, raise certain doubts about our ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of us to continue as a going concern. In addition, our independent registered public accounting firm, in its report on our June 30, 2018 consolidated financial statements, has raised substantial doubt about our ability to continue as a going concern. Management’s plan is to generate income from operations by continuing to license our technology globally through our strategic partner with the Desmet. Pursuant to a R&D, Marketing and Technology License agreement with Desmet that was signed in January 2016, Desmet has provided us monthly advances of $50,000 which started in January of 2016 and are expected to continue up to the expiration of the agreement originally in August 2018 but was extended through October 2018, but can be terminated on each August 1 under certain circumstances. These advances will be applied against future sales to Desmet. During the year ended June 30, 2018 advances received from Desmet and applied to sales amounted to $700,000.

In January 2017, we signed a three-year global R&D, Marketing and Technology License Agreement with GEA covering certain processes and patented applications. This agreement provides the company with $25,000 monthly advances against future sales. This agreement may be terminated by either party on each anniversary date. As of June 30, 2018, the Company has received $427,000 in advances from GEA under this agreement.

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

Sources and Uses of Cash

During the fiscal year ended June 30, 2018, we have received advances from Desmet and GEA, also we have generated revenue from sales of our Nano Neutralization® Systems and corresponding shares in gross profit which resulted in our cash position totaling $945,000, an increase over fiscal 2017 of $396,000. During the year ended June 30, 2018 we received sale proceeds totaling $1,303,000 from Desmet Ballestra and GEA.

During fiscal 2017, net cash used in operating activities amounted to $52,000 and we received gross proceeds of $1,897,000 from the sale of the reactors and share in gross profit from our Desmet Ballestra.

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

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for Smaller Reporting Companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Cavitation Technologies, Inc.
Los Angeles, CA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cavitation Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and at June 30, 2018, has a stockholders’ deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principles

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers in fiscal year 2018 due to the adoption of the new revenue standard. The Company adopted the new revenue standard using the full retrospective approach.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement, whether due to error fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Weinberg & Company, P.A.

Los Angeles, California
October 15, 2018

We have served as the Company’s auditor since 2013

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

		June 30,
	June 30, 2018	2017 (as adjusted)

ASSETS

Current assets:
Cash and cash equivalents	$945,000	$549,000
Accounts receivable	-	85,000
Inventory, net	34,000	143,000
Total current assets	979,000	777,000

Property and equipment, net	90,000	141,000
Other assets	10,000	12,000
Total assets	$1,079,000	$930,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$307,000	$246,000
Accrued payroll and payroll taxes	889,000	994,000
Related party payable	1,000	1,000
Advances from distributor	427,000	-
Total current liabilities	1,624,000	1,241,000

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2018 and 2017, respectively	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 196,997,906 and 196,797,906 shares issued and outstanding as of June 30, 2018 and 2017, respectively	196,998	196,798
Additional paid-in capital	22,641,002	22,625,202
Accumulated deficit	(23,383,000)	(23,133,000)
Total stockholders' deficit	(545,000)	(311,000)
Total liabilities and stockholders' deficit	$1,079,000	$930,000

See accompanying notes, which are an integral part of these consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,
	2018	2017 (as adjusted)

Revenue	$1,303,000	$1,897,000
Cost of revenue	122,000	97,000
Gross profit	1,181,000	1,800,000

General and administrative expenses	1,507,000	2,005,000
Research and development expenses	25,000	27,000
Total operating expenses	1,532,000	2,032,000

Loss from operations	(351,000)	(232,000)

Gain on settlement of accrued payroll	101,000	-
Other expense, net	-	(1,000)
Other income (expense)	101,000	(1,000)

Net loss	$(250,000)	$(233,000)

Net loss per share,
Basic and Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding,
Basic and diluted	197,148,043	195,053,401

See accompanying notes, which are an integral part of these consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

YEARS ENDED JUNE 30, 2018 AND 2017 (as adjusted)

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at June 30, 2016	193,997,906	$193,998	$22,063,002	$(22,900,000)	$(643,000)
Issuance of common stock for services	2,800,000	2,800	109,200		112,000
Fair value of warrants issued for services			453,000		453,000
Net loss				(233,000)	(233,000)
Balance at June 30, 2017	196,797,906	196,798	22,625,202	(23,133,000)	(311,000)
Issuance of common stock for services	400,000	400	15,600		16,000
Cancellation of common stock granted to Director	(200,000)	(200)	200	-	-
Net loss				(250,000)	(250,000)
Balance at June 30, 2018	196,997,906	$196,998	$22,641,002	$(23,383,000)	$(545,000)

See accompanying notes, which are an integral part of these consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2018	2017 (as adjusted)

Operating activities:
Net loss	$(250,000)	$(233,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	51,000	52,000
Fair value of common stock issued for services	16,000	112,000
Fair value of vested warrants	-	453,000
Gain on settlement of accrued payroll	(101,000)	-
Effect of changes in:
Accounts receivable	85,000	(85,000)
Inventory	109,000	11,000
Other assets	2,000	-
Accounts payable and accrued expenses	61,000	74,000
Accrued payroll and payroll taxes due to officers	(4,000)	-
Advances from distributor	427,000	(436,000)
Net cash provided by (used in) operating activities	396,000	(52,000)

Investing activities:
Purchase of property and equipment	-	(56,000)
Net cash used in investing activities	-	(56,000)

Net change in cash	396,000	(108,000)
Cash, beginning of period	549,000	657,000
Cash, end of period	$945,000	$549,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$2,000	$2,000

See accompanying notes, which are an integral part of these consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2018 AND 2017

Note 1 – Organization and Summary of Significant Accounting Policies

Cavitation Technologies, Inc. (referred to herein, unless otherwise indicated, as “the Company,” “CTi,” “we,” “us,” and “our”) is a Nevada corporation originally incorporated under the name Bio Energy, Inc. CTi has developed, patented, and commercialized proprietary technology that may be used in liquid processing applications. CTi’s patented Nano Reactor® is the critical component of CTi Nano Neutralization® System which has commercially been shown to reduce operating costs and increase yields in refining vegetable oils. We have four US and one international patented systems, as well as twelve US approved patents for various processes, and have filed another seven US and international patents to employ our proprietary technology in applications including vegetable and oil refining, waste water treatment, algae oil extraction, and alcoholic beverage enhancement.

In addition, we have commercialized our CTi Nano Neutralization® System in the refining process of certain vegetable oils which has proven to reduce costs and increase yields for our customers.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  During the year ended June 30, 2018, the Company incurred a net loss of $250,000 and at June 30, 2018, the Company had a stockholders’ deficit of $545,000. The Company has also been dependent on certain aspects of its funding from a technology and license agreement with its distributors, GEA Westfalia (GEA) and Desmet Ballestra (Desmet), whose agreement expired in August 2018. Desmet and CTi have extended their current license agreement until October 1, 2018, while a new three-year license agreement is under negotiations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern. Management’s plan is to generate income from operations by continuing to license its technology globally through our strategic partner with the Desmet Ballestra Group (Desmet). Pursuant to a R&D, Marketing and Technology License agreement with Desmet that was signed in January 2016, Desmet has provided the Company with monthly advances of $50,000 which started in January of 2016 and continued through expiration of the technology and license agreement in August 2018. These advances were applied against sales to Desmet. During the year ended June 30, 2018 advances received from Desmet that were applied against sales amounted to $700,000.

In January 2017, the Company signed a three-year global R&D, Marketing and Technology License Agreement with GEA Group, (GEA) covering certain processes and patented applications. This agreement provides the Company with $25,000 monthly advances against future sales. This agreement may be terminated by either party on each anniversary date. As of June 30, 2018, the Company has received $427,000 in advances from GEA and recorded approximately $13,000 in revenues under this agreement.

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

As of June 30, 2018, and 2017, the carrying value of certain accounts such as inventory, accounts payable, accrued expenses and accrued payroll approximates their fair value due to the short-term nature of such instruments.

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

Revenue Recognition

Through June 30, 2017, revenue from the sale of our Nano Reactor® systems was recognized when persuasive evidence of an agreement exists; shipment has occurred, including transfer of title and risk of loss for product sales, services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collectability was reasonably assured.  We are also entitled to a profit share from our distributor upon their ultimate sale of the reactors to their customers.  Pursuant to the January 2016 agreement with the Company’s distributor, the profit share is not fixed at the time of delivery, and as such, revenue was recognized when the profit share was fixed and determinable, which was generally be upon delivery and installation of the NANO Neutralization System by the distributor to its customer.

On July 1, 2017, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts. Sales revenue from the sale of our Nano Reactors continues to be recognized when products are shipped from our manufacturing facilities as this is our sole performance obligation under these contracts and we have no continuing obligation to the customer. Accordingly, the Company now estimates and recognizes the corresponding gross profit at the time of shipment of the Nano reactor hardware, subject to variable consideration constraints, in accordance to ASC 606.

Specifically, the Company has determined that the gross profit to be earned from its distributor as a variable consideration that requires estimation in determining the transaction price, and as such all or a portion can be recognized using the most likely amount approach (subject to the variable consideration constraint). Estimates are available from our distributor which are considered in the determination of the most likely amount. However, given the lack of control over the sale to the end customer and the lack of history of prior sales, the Company considered these as a variable revenue constraint that required consideration and as such, the amount of revenue recognized is being limited to the actual amount of cash received under the contract which the Company has determined as not refundable and has concluded that future revenue reversal of such amount is not probable.

The adoption of this standard resulted in a material impact on our previously reported statement of operations and balance sheet as of and for the year ended June 30, 2017. Pursuant to the transition requirements of ASC 606, the Company adopted the full retrospective method and retrospectively applied the new revenue standard to all periods presented as if the new revenue standards had been applied to all prior periods (see Note 2).

Cash

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost which approximates market value.

The Company maintains its cash with one domestic financial institution. From time to time, cash balance in this domestic bank may exceed federally insured limits provided by the Federal Deposit Insurance Corporation (“FDIC”) of up to $250,000. As of June 30, 2018, and 2017, Company had approximately $945,000 and $549,000 respectively, on deposit with one bank. The Company believes that no significant concentration of credit risk exists with respect to this cash balances because of its assessment of the creditworthiness and financial viability of this financial institution.

Accounts Receivable

The Company evaluates the collectability of our trade accounts receivable based on a number of factors. In circumstances where it becomes aware of a specific customer’s inability to meet its financial obligations to us, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount that management believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due trade accounts receivable outstanding. Accounts receivable as of June 30, 2017 of $85,000 were subsequently collected in fiscal 2018. There were no account receivables outstanding as of June 30, 2018.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended June 30, 2018 and 2017, the Company did not recognize any impairment for its property and equipment.

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

Advertising Costs

Advertising costs, including marketing expense, incurred in the normal course of operations are expensed as incurred. Advertising expenses amounted to $23,000 and $31,000 for the years ended June 30, 2018 and 2017 respectively and was reported as part of General and administrative expenses in the accompanying Consolidated Statements of Operations.

Research and Development Costs

Research and development expenses relate primarily to the development, design, testing of preproduction prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development costs recorded during the years ended June 30, 2018 and 2017 amounted to $25,000 and $27,000, respectively.

Warranty Policy

The Company provides a limited warranty with every set of reactors sold, typically 2 to 5 years. The Company has not experienced significant claims under its warranty policy, and management determined no accrual for warranty reserve was necessary at June 30, 2018 and 2017.

Net Loss Per Share

The Company’s computation of loss per share (“EPS”) includes basic and diluted EPS.  Basic EPS is measured as the income available to common stockholders divided by the weighted average common shares outstanding for the period.  Diluted income per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The following table sets forth the computation of basic and diluted loss per common share.

	June 30,
	2018	2017

Net loss	$(250,000)	$(233,000)

Weighted average common shares – basic	197,148,043	195,053,401
Dilutive effect of outstanding stock options and warrants	-
Weighted average shares – diluted	197,148,043	195,053,401

Net loss per common share:
Basic and Diluted	$(0.00)	$(0.00)

There were no adjustments to net loss required for purposes of computing diluted earnings per share. At June 30, 2018 and 2017, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of its diluted earnings per share, as their effect would have been anti-dilutive.

	June 30, 2018	June 30, 2017
Options	11,378,754	11,685,852
Warrants	75,926,510	75,926,510

Recent Accounting Pronouncements

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and updates certain presentation and disclosure requirements. ASU 2016-01 is effective beginning after December 15, 2017. The Company will adopt this guidance on July 1, 2018 and is currently evaluating the impact ASU 2016-01 will have on its consolidated financial statements and associated disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Dependence on Desmet Ballestra

The Company’s revenue is entirely dependent on Desmet Ballestra who is its distribution agent with regard to the CTi Nano Neutralization® System for edible oils. During the year ended June 30, 2018 and 2017, almost all of the Company’s revenue was derived from Desmet (see Note 3).

Reclassification

An amount of $28,000 related to write-off of inventory reflected in prior years as general and administrative expenses has been reclassified to cost of revenue to conform to the current year presentation. Such reclassification did not change the reported net loss during those periods.

Note 2 – Adoption of ASC 606, Revenue from Contracts with Customers

The Company has developed, patented, and commercialized proprietary technology called Nano Reactor® that may be used in liquid processing applications. The Company generates revenues from the sale of the Nano Reactor® to customers/distributor as well as share in gross profit from the sale of such reactors by our distributors to their customers.

Through June 30, 2017, revenue from the sale of our Nano Reactor® systems was recognized when persuasive evidence of an agreement exists; shipment has occurred, including transfer of title and risk of loss for product sales, services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collectability was reasonably assured.  The Company is also entitled to a gross profit share from our distributor from the sale of the reactors to their customers. Such gross profit share was not fixed at the time of delivery, and as such, revenue was recognized when the profit share was fixed and determinable, which was generally be upon delivery and installation of the NANO Neutralization System by the distributor to its customer.

On July 1, 2017, The Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts. Sales revenue from the sale of our Nano Reactors continues to be recognized when products are shipped from our manufacturing facilities as this is our sole performance obligation under these contracts and we have no continuing obligation to the customer. Accordingly, the Company now estimates and recognizes the corresponding gross profit at the time of shipment of the Nano reactor hardware, subject to variable consideration constraints, in accordance to ASC 606.

Specifically, the Company has determined that the gross profit to be earned from its distributor is a variable consideration that requires estimation in determining the transaction price, and as such all or a portion can be recognized using the most likely amount approach (subject to the variable consideration constraint). Estimates are available from our distributor which are considered in the determination of the most likely amount. However, given the lack of control over the sale to the end customer and the lack of history of prior sales, the Company considered these as a variable revenue constraint that required consideration and as such, the amount of revenue recognized is being limited to the actual amount of cash received under the contract which the Company has determined as not refundable and has concluded that future revenue reversal of such amount is not probable.

Pursuant to the transition requirements of ASC 606, the Company adopted the full retrospective method. Under the full retrospective method, the Company is required to retrospectively apply the new revenue standard to all period presented as if the new revenue standards had been applied to all prior period.

The effect of the changes made to our previously reported consolidated June 30, 2017 balance sheet for the adoption of ASC 606, were as follows:

	Balance as previously reported at	Adjustments due to adoption of		Balance as adjusted balance at
Balance Sheet	June 30, 2017	ASC 606		June 30, 2017
Assets
Accounts receivable	$-	$85,000	(A)	$85,000

Liabilities
Advances from distributor, net	749,000	(749,000	)(A),(B)	-

Stockholders' Deficit
Accumulated deficit	$(23,967,000)	834,000	(B)	$(23,133,000)

	Balance as previously reported for the year ended	Adjustments due to adoption of		Balance as adjusted for the year ended
Statement of operations	June 30, 2017	ASC 606		June 30, 2017
Revenue	$1,063,000	$834,000	(B)	$1,897,000
Net loss	(1,067,000)	834,000	(B)	(233,000)

Net loss per share-basic and diluted	$0.00			$0.00

A – To record accounts receivable as of June 30, 2017 from the sale of Nano reactors to a distributor. For financial reporting purposes, this amount was deducted from the outstanding advances totaling $834,000 as of June 30, 2017, also received from the same distributor.

B – To record gross profit revenues amounting to $834,000 in accordance with the new revenue standards.

Note 3 - Agreement with Distributors

Desmet Ballestra Agreement

On January 22, 2016, the Company signed a three-year global Research and Development, Marketing and Technology License Agreement with the n.v. Desmet Ballestra Group s.a. (Desmet), a Belgian company that is actively marketing the NANO Neutralization System, the key component of which is the Company’s reactor to soybean and other vegetable oil refiners. The agreement provided Desmet (licensee) a limited, exclusive license and right to develop, design and supply Nano Reactor® systems which incorporate Nano Reactor® devices on a global basis but is limited to oils and fats and oleo chemical applications. The Company (licensor) remains owner of the current patents and patent applications but Desmet will be co-owner of any new process patent applications jointly developed. Desmet provided, under certain conditions, limited monthly advance payments of $50,000 to be applied against gross profit share earned by the Company on installation of the nano reactors by Desmet to its customers. The agreement expired in August 2018. Desmet and CTi have extended current license agreement until October 1, 2018, while a new three-year license agreement is still under the negotiations.

Through June 30, 2017, revenue from the sale of our Nano Reactor® systems was recognized when persuasive evidence of an agreement exists; shipment has occurred, including transfer of title and risk of loss for product sales, services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collectability was reasonably assured.  The Company is also entitled to a profit share from our distributor upon their ultimate sale of the reactors to their customers.  Pursuant to the January 2016 agreement with the Company’s distributor, the profit share is not fixed at the time of delivery, and as such, revenue was recognized when the profit share was fixed and determinable, which was generally be upon delivery and installation of the NANO Neutralization System by the distributor to its customer.

On July 1, 2017, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts. Sales revenue from the sale of our Nano Reactors continues to be recognized when products are shipped from our manufacturing facilities as this is our sole performance obligation under these contracts and we have no continuing obligation to the customer. Accordingly, the Company now estimates and recognizes the corresponding gross profit at the time of shipment of the Nano reactor hardware, subject to variable consideration constraints, in accordance to ASC 606.

Specifically, the Company has determined that the gross profit to be earned from its distributor as a variable consideration that requires estimation in determining the transaction price, and as such all or a portion can be recognized using the most likely amount approach (subject to the variable consideration constraint). Estimates are available from Desmet which are considered in the determination of the most likely amount. However, given the lack of control over the sale to the end customer and the lack of history of prior sales, the Company considered these as a variable revenue constraint that required consideration and as such, the amount of revenue recognized is being limited to the actual amount of cash received under the contract which the Company has determined as not refundable and has concluded that future revenue reversal of such amount is not probable.

During the year ended June 30, 2017, the Company recorded revenues of $895,000 from reactor sales and $1,002,000 from gross profit share for a total of $1,897,000. As of June 30, 2017, $85,000 of the recorded revenues was outstanding and was collected in fiscal 2018.

During the year ended June 30, 2018, the Company recorded revenues of $590,000 from reactor sales and $700,000 from gross profit share for a total of $1,290,000.

GEA Westfalia Agreement

In January 2017 the Company entered into a global technology license, R&D and marketing agreement with GEA Westfalia (GEA) with respect to our patented Nano Reactor™ technology, processes and applications. Under the agreement, GEA has been granted a worldwide exclusive license to integrate our patented technology into water treatment application, milk and juice pasteurization, and certain food related processes. The license agreement between us and GEA has a three-year term and provides for the payment of $300,000 per year in advanced license fees or share in gross profit to us.

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

As of June 30, 2018, the Company received $427,000 in advances from GEA and has recorded such amount as deferred revenue as the reactors have not been delivered. In addition, the Company also recorded revenues of $13,000 from reactor sales. There were no advances received or revenues recorded in fiscal 2017.

Note 4 - Property and Equipment

Property and equipment consist of the following as of June 30, 2018 and 2017:

	June 30,	June 30,
	2018	2017

Leasehold improvement	$2,000	$2,000
Furniture	27,000	27,000
Office equipment	2,000	2,000
Equipment	290,000	290,000
Systems	187,000	187,000
	508,000	508,000
Less: accumulated depreciation and amortization	(418,000)	(367,000)
Property and equipment, net	$90,000	$141,000

Depreciation expense for the years ended June 30, 2018 and 2017 amounted to $51,000 and $38,000, respectively and was recorded as part of General and Administrative expenses in the accompanying Consolidated Statements of Operations.

Note 5 - Accrued Payroll and Payroll Taxes

As of June 30, 2018, and 2017, the Company had accrued unpaid salaries to officers and former officers amounting to $889,000 and $994,000 respectively. During the year ended June 30, 2018, accrued salary of $131,000 due to a former director was settled for a payment of $30,000 resulting in a gain on settlement of $101,000 (see Note 8).

Note 6 - Stockholders’ Deficit

Preferred Stock

On March 17, 2009, the Company filed an Amended and Restated Articles of Incorporation and created two new series of preferred stock, the first of which is designated Series A Preferred Stock and the second of which is designated as Series B Preferred Stock. The total number of shares of Common Stock which this corporation has authority to issue is 1,000,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock of which 5,000,000 shares are designated as Series A Preferred Stock, and 5,000,000 shares are designated as Series B Preferred Stock, with the rights, preferences and privileges of the Series B Preferred Stock to be designated by the Board of Directors. Each share of Common Stock and Preferred Stock has a par value of $0.001. As of June 30, 2018, and 2017, there are no shares of Series A or Series B Preferred Stock issued and outstanding.

Common Stock

Year ended June 30, 2018

During the year ended June 30, 2018 the Company issued 400,000 shares of common stock with fair value of $16,000 for services rendered. These shares were valued at fair value at the date of issuance.

During the year ended June 30, 2018 the Company cancelled 200,000 shares of common stock issued to a member of the Company’s Board of Director in prior period.

Year ended June 30, 2017

During the year ended June 30, 2017 the Company issued 2,800,000 shares of common stock valued at $112,000 to service providers and a director for services rendered. These shares were valued at fair value at the date of issuance.

Stock Options

The Company has not adopted a formal stock option plan. However, it has assumed outstanding stock options resulting from the acquisition of its wholly-owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non-plan grants. A summary of the stock option activity from June 30, 2018 and 2017 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at June 30, 2016	12,595,992	$0.44	4.96
- Granted	-	-	-
- Forfeited	-	-	-
- Exercised	-	-	-
- Expired	(910,140)	-	-
Outstanding at June 30, 2017	11,685,852	$0.37	2.41
- Granted	-	-	-
- Forfeited	-	-	-
- Exercised	-	-	-
- Expired	(307,098)	-	-
Outstanding at June 30, 2018	11,378,754	$0.31	2.23

As of June 30, 2018, and 2017, all outstanding options were fully vested and exercisable. The intrinsic value of the outstanding options as of June 30, 2018 was $55,000. The following table summarizes additional information concerning options outstanding and exercisable at June 30, 2018.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.03	11,000,000	4.36	$0.03	11,000,000	4.36
$0.33	71,656	0.09	$0.33	71,656	0.09
$0.67	307,098	0.09	$0.67	307,098	0.09
	11,378,754			11,378,754

Warrants

A summary of the Company’s warrant activity and related information from as of June 30, 2018 and 2017 is as follows.

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
Warrants		Price	(Years)

Outstanding at June 30, 2016	64,326,510	$0.07	5.09
Granted	11,600,000	0.03	7.5
Exercised	-
Expired	-
Outstanding at June 30, 2017	75,926,510	0.06	4.81
Granted	-
Exercised	-
Expired	-
Outstanding at June 30, 2018	75,926,510	$0.06	3.81

As of June 30, 2018, and 2017, all outstanding warrants were fully vested and exercisable. The intrinsic value of the outstanding warrants as of June 30, 2018 was $58,000. The following table summarizes additional information concerning warrants outstanding and exercisable at June 30, 2018.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.03 - 0.08	55,599,851	6.75	$0.05	55,599,851	$0.05
$0.12	20,326,659	1.03	$0.12	20,326,659	$0.12
	75,926,510			75,926,510

Note 7 - Income Taxes

At June 30, 2018 and 2017, the Company had available Federal net operating loss (NOL) carryforwards to reduce future taxable income. The amounts available were approximately $9.3 million and $9.1 million for Federal purposes, respectively. The Federal carryforward expires in 2036. The NOL is also subject to statutory limitations under Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carry forwards.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences.

During the year ended June 30, 2018 and 2017, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards due to recurring operating losses. Based on their evaluation, the Company determined that the net deferred tax assets, do not meet the requirements to realize, and as such, the Company has provided a full valuation allowance against them.

The Company has no provision for current income taxes during the year ended June 30, 2018 and 2017 due to net loss incurred. Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The components of deferred tax assets are comprised of the following:

	June 30,	June 30,
	2018	2017
Net Operating loss carryforwards	$2,607,000	$4,118,000
Stock compensation expense	658,000	957,000
Amortization of patents	48,000	69,000
Reserve for obsolete inventory	46,000	68,000
Total net deferred tax assets	3,359,000	5,212,000
Less valuation discount	(3,359,000)	(5,212,000)
Net deferred tax assets	$-	$-

A reconciliation of the difference between the expense and income taxes as the statutory US federal income tax are as follows:

	June 30,	June 30,
	2018	2017
Federal statutory rate	(28)%	34%
State income taxes	(7)%	7%
Net operating loss/carryforward	35%	(41)%
Income tax provision	-	-

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted into law. The TCJ Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “Code”), that impact corporate taxation requirements, such as the reduction of the federal tax rate for corporations from 35% to 21% and changes or limitations to certain tax deductions.

The following summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years

Federal	2014 – 2018
California	2014 – 2018

The Company’s net operating loss carry forwards are subject to IRS examination until they are utilized and such tax years are closed.

Note 8 – Commitments and Contingencies

Lease Agreement

The Company leases approximately 5,000 square feet of office and warehouse space under a non-cancellable operating lease agreement through February 1, 2019.  Monthly payments are approximately $5,200 per month.

Total rent expense was $67,000 and $65,000 for the years ended June 30, 2018 and 2017, respectively, and was reported as part of General and administrative expenses in the accompanying Consolidated Statements of Operations,

Royalty Agreements

On July 1, 2008, the Company’s wholly owned subsidiary entered into Patent Assignment Agreements with two parties, its President as well as its former Chief Executive Officer (CEO) and current Technology Senior Manager, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and former CEO/ current Technology Senior Manager have been assigned to the Company.  In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of the President and former CEO/ current Technology Senior Manager for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010. The Company’s former CEO/ current Technology Senior Manager and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2018 and 2017.

On April 30, 2008 (as amended November 22, 2010), the Company’s wholly owned subsidiary entered into an employment agreement with the Director of Chemical and Analytical Department (the “Inventor”) providing that the Inventor shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of June 30, 2018, and 2017, no patents have been granted in which this person is the legally named inventor.

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

In August 2014, a former employee and former Director (Plaintiff) filed an administrative Complaint for approximately $179,000 in unpaid wages, plus penalties and interest, with the California Labor Commissioner’s Office (CLCO).  In January 2016, the CLCO ruled in favor of the Company and dismissed the case. As a result of this ruling, the Company’s obligation to the Plaintiff only amounted to approximately $134,000 which was already accrued in prior periods and included as part of Accrued Payroll and payroll taxes due to officers in the accompanying balance sheet.

In February 2016, the Plaintiff appealed this ruling to the Los Angeles County Superior Court.  In addition to defending itself, the Company also has filed a cross-complaint against the Plaintiff for breach of contract and breach of fiduciary duty as a Director. In August 2017, the Plaintiff filed a notice of appeal of the trial court’s ruling granting the Company’s anti-SLAPP motion. The Court of Appeal has dismissed Plaintiff’s appeal for failing to timely to designate the record on appeal.

In March 2018, the Company has reached a settlement agreement with the Plaintiff, resulting in removal of all claims by both parties. As a result of this settlement, the Company has recorded a gain of $101,000 to extinguish accrued salary.

Note 9 – Agreement with Alchemy Beverages, Inc.

In fiscal 2014, Roman Gordon, one of the Company’s shareholders and a former officer, formed a company, Cameo USA LLC (Cameo). Since its formation, Cameo has had no revenue, no operations, and has had no assets or liabilities. On June 4, 2018, Mr. Gordon contributed his 100% interest in Cameo to the Company. As Mr. Gordon had no basis in his investment in Cameo, there was no value assigned to the contribution of Cameo.

On June 29, 2018, the Company agreed to sell Cameo to Alchemy Beverages Inc. (ABI). In addition, the Company entered into two licensing agreements with ABI. In consideration for the sale of Cameo and for entering into the licensing agreements, ABI agreed to issue 19.9% of ABI’s outstanding common shares to the Company (limited to 20 million shares of ABI). ABI is a private company and in the business of producing and selling alcoholic beverages, equipment, and home appliances. Prior to this agreement, ABI was independent of CTI and had no relation to the Company nor to the Company’s management. ABI purchased Cameo for the right to use its name in marketing a vodka spirit.

Pursuant to the licensing agreements, ABI has the exclusive global distribution rights for the Company’s patented and patent pending technology for the processing of alcoholic beverages. The Company has agreed to assist in the installation and maintenance of the nano reactor systems for ABI and will receive royalty payments ranging from 1% to 3% on all net revenues, as defined, of ABI for the life of the applicable patents. In addition, the Company will receive leasing, consulting, and manufacturing fees as defined. In addition, on a future transaction involving the sale of ABI, the Company will receive approximately 10% of the transaction price (with a minimum of $5 million) and in the event ABI becomes a public entity, the Company will receive approximately 10% of ABI’s shares.

Pursuant to current accounting guidelines the Company accounted for its investment in the 19.9% share of the outstanding capital of ABI based on a cost method of accounting. Under the cost method, investments are recorded at cost and adjusted for additional contributions or distributions, and for other-than temporary impairments, if any. The Company determined that although it owns 19.9% of ABI, it does not have any control over the operations and financial policies of the ABI, and does not have the ability to exercise significant influence over ABI. As the Company had no basis in its investment in ABI, there is no value assigned at June 30, 2018.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of June 30, 2018.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal controls and procedures, (as defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the year ended June 30, 2018. Management conducted as assessment of our internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our internal controls over financial reporting are ineffective. Our management discovered certain conditions that we deemed to be material weaknesses and significant deficiencies in our internal controls, as follows:

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

We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies. We intend to hire the necessary staff to address the weaknesses once additional capital is obtained which will allow full operations to commence. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Person	Age	Position

Igor Gorodnitsky	58	President, PEO, Secretary and Director
Naum Voloshin	55	Principal Accounting Officer
James Fuller	78	Director

Audit committee standing members consisted of Igor Gorodnitsky and James Fuller as of June 30, 2018. We anticipate forming compensation, governance, and other committees as necessary.

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

Family Relationships

Roman Gordon is a founder and current Global Technology Manger of the Company. He was a former member of the Company’s Board of Directors and Chief Technology Officer up to July 15, 2016. He is also the brother of Mr. Igor Gorodnitsky, President, Principal Executive Officer and member of the Company’s Board of Directors.

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to us during fiscal 2017 ended June 30, 2018, there were no delinquent forms filed during the year.

Director Independence

Although our common stock is not listed on a national securities exchange, for purposes of independence we use the definition of independence applied by the NASDAQ stock market. The Board has determined that Mr. Fuller is an” independent” in accordance with such definition. Mr. Gorodnitsky is not independent due to his current positions with the Company.

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

ITEM 11. Executive Compensation.

Summary Compensation Table

The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the years ended June 30, 2018 and 2017 by our “named executive officers,” consisting of (i) each individual serving as principal executive officer, and (ii) our Chief Financial Officer/Chief Operating Officer, our other executive officer.

								Changes in
								Pension
								Value and
							Non-Equity	Non-Qualified	All
					Stock	Warrant	Incentive Plan	Deferred	Other
	Year	Salary		Bonus	Awards (1)	Awards	Compensation	Compensation	Compensation	Totals
Igor Gorodnitsky	2018	$169,000	(i)	$-	-	$-	$-	$-	$-	$169,000
President, Principal Executive Officer	2017	$169,000	(i)	$-	-	$120,000	$-	$-	$-	$289,000

Naum Voloshin	2018	$169,000	(ii)	$-	-	$-	$-	$-	$6,500	$175,500
Principal Accounting Officer	2017	$156,000	(ii)	$-	-	$120,000	$-	$-	$-	$276,000

Outstanding Equity Awards at Fiscal Year-End

The table below reflects all outstanding equity awards made to each of the named executive officers that are outstanding as of June 30, 2018.

		Option Awards
		Number	Number
		of securities	of securities
		Underlying	Underlying
	Option/warrant	Unexercised	Unexercised	Option/warrant	Option/warrant
	grant	Options/warrants	Options/warrants	Exercise	expiration
Name	date	# Exercisable	# Unexercisable	Price	date

Igor Gorodnitsky	12/18/2012	4,250,000	-	$0.05	12/18/2022
President and	3/20/2013	5,000,000	-	$0.04	3/20/2023
Principal Executive Officer	1/13/2017	3,000,000	-	$0.03	1/13/2027

Naum Voloshin	10/10/2013	3,000,000	-	$0.04	10/10/2023
Principal Accounting Officer	1/13/2017	3,000,000	-	$0.03	1/13/2027

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

2018 Director Compensation

The following table sets forth information for the fiscal year ended June 30, 2018 regarding the compensation of our directors who at June 30, 2018 were not also named executive officers.

	Fees			Non-equity
	Earned			inventive	Non-qualified
	or paid	Stock	Option	plan	deferred	All other
	in cash	Awards	Awards	compensation	compensation	compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)

James Fuller (1)	$-	$	$	$-	$-	$-	$
	$-	$-	$	$-	$-	$-	$

As of June 30, 2018, the following table sets forth the number of aggregate outstanding option awards held by each of our directors who were not also named executive officers:

Name	Aggregate Number of Option Awards

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding the beneficial ownership of our common stock as of October 18, 2018, (the “Evaluation Date”) by: (i) each of our current directors, (ii) each of our named executive officers, and (iii) all such directors and executive officers as a group. We know of no other person or group of affiliated persons who beneficially own more than five percent of our common stock. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 197,997,906 shares outstanding as of the Evaluation Date, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable within 60 days of the Evaluation Date. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

			Amount and
			Nature of
		Title of	Beneficial	Percent of
Name of Beneficial Owner		Class	Ownership	Class (1)
Igor Gorodnitsky	(2)	Common Stock	17,250,000	8.75%
President, Principal Executive Officer, Director

James Fuller	(2)	Common Stock	2,837,500	1.44%
Chairman of Audit Committee, Director

Naum Voloshin	(2)	Common Stock	6,000,0000	3%
Principal Accounting Officer

Directors and Officers		Common Stock	26,087,500	13.9%
(as a group, three individuals)

(1)	Unless otherwise set forth below, the mailing address of Executive Officers, Directors and 5% or greater holders is in care of the Company,

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

Accrued Payroll and Payroll Taxes

As of June 30, 2018, and 2017, the Company had accrued unpaid salaries to officers and former officers amounting to $889,000 and $994,000 respectively. During the year ended June 30, 2018, accrued salary of $131,000 due to a former director was settled for a payment of $30,000.

Cameo USA LLC

In fiscal 2014, Roman Gordon, one of the Company’s shareholders and a former officer, formed a company called Cameo USA LLC (Cameo). Since its formation, Cameo has had no revenue, no operations, and has had no assets or liabilities. On June 4, 2018, Mr. Gordon contributed his 100% interest in Cameo to the Company. As Mr. Gordon had no basis in his investment in Cameo, there was no value assigned to the contribution of Cameo. Subsequent to the contribution of Cameo to the Company, Cameo was sold to Alchemy Beverages Inc.

Director Independence

As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company's directors and specified committees of the board of directors meet independence standards prescribed by such rules. For the purpose of preparing the disclosures in this Report on Form 10-K regarding director independence, we have used the definition of "independent director" set forth in the Marketplace Rules of The NASDAQ, which defines an "independent director" generally as a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these standards, we believe that James Fuller is an Independent Financial Expert.

ITEM 14.  Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Weinberg & Company, P.A. for the years ended June 30, 2018 and 2017. All fees described below were approved by the Board:

	June 30, 2018	June 30, 2017

Audit Fees and Expenses (1)	$83,000	$68,000
Audit Related Fees (2)	-	-
All Other Fees	$13,000	$19,000

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

(2)	The audit related fees were for professional services rendered for additional filing for registration statements and forms with the SEC.

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

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	October 15, 2018
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	October 15, 2018
N. Voloshin	(Principal Financial Officer)

/s/ James Fuller	Audit Committee Chairman,	October 15, 2018
James Fuller	Independent Financial Expert

