Form 10-Q
period 2018-09-30
Cavitation Technologies, Inc.
filed 2018-11-14
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☒	Small reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES    ☐        NO    ☒

As of November 12, 2018, the issuer had 196,997,906 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2018	2018
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$661,000	$945,000
Accounts receivable	55,000	-
Inventory	29,000	34,000
Total current assets	745,000	979,000

Property and equipment, net	80,000	90,000
Other assets	10,000	10,000
Total assets	$835,000	$1,079,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$295,000	$307,000
Accrued payroll and payroll taxes due to officers	863,000	889,000
Related party payable	1,000	1,000
Advances from distributor, net	477,000	427,000
Total current liabilities	1,636,000	1,624,000

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2018 and June 30, 2018, respectively	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 196,797,906 shares issued and outstanding as of September 30, 2018 and June 30, 2018, respectively	196,998	196,998
Additional paid-in capital	22,641,002	22,641,002
Accumulated deficit	(23,639,000)	(23,383,000)
Total stockholders' deficit	(801,000)	(545,000)
Total liabilities and stockholders' deficit	$835,000	$1,079,000

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	September 30,
	2018	2017

Revenue	$55,000	$340,000
Cost of revenue	5,000	19,000
Gross profit	50,000	321,000

General and administrative expenses	304,000	460,000
Research and development expenses	2,000	3,000
Total operating expenses	306,000	463,000

Net loss	$(256,000)	$(142,000)

Net loss per share,
Basic and Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding,
Basic and Diluted	196,797,906	197,193,558

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited)
AS OF SEPTEMBER 30, 2018

	Series A Preferred		Common Stock		Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balance at June 30, 2018	-	$-	196,797,906	$196,998	$22,641,002	$(23,383,000)	$(545,000)

Net Loss						(256,000)	(256,000)
Balance at September 30, 2018	-	$-	196,797,906	$196,998	$22,641,002	$(23,639,000)	$(801,000)

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended September 30,
	2018	2017

Operating activities:
Net Loss	$(256,000)	$(142,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,000	11,000
Common stock issued to consultants	-	16,000
Effect of changes in:
Accounts receivable	(55,000)	(155,000)
Inventory	5,000	19,000
Accounts payable and accrued expenses	(38,000)	90,000
Advances from distributor	50,000	180,000
Net cash provided by (used in) operating activities	(284,000)	19,000
Cash, beginning of period	945,000)	549,000
Cash, end of period	$661,000	$568,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$1,600

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three months ended September 30, 2018 and 2017

Note 1 - Organization and Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") as promulgated in the United States of America ("U.S.") and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three months ended September 30, 2018 are not indicative of the results that may be expected for the fiscal year ending June 30, 2019. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2018 filed on October 15, 2018. The condensed consolidated balance sheet as of June 30, 2018 has been derived from the audited financial statements included in the Form 10-K for that year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the three months ended September 30, 2018, the Company incurred a net loss of $256,000 and used cash in operations of $284,000, and at September 30, 2018, had a working capital deficiency of $891,000 and a stockholders' deficit of $801,000.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2018 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments that may result from an inability of the Company to continue as a going concern.

As of September 30, 2018, we had cash and cash equivalents on hand of $661,000 and are not generating sufficient revenues to fund operations. In addition to the funds on hand, management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partners, Desmet Ballestra Group (Desmet), GEA Westfalia, AG (GEA), and recent agreements with Alchemy Beverages, Inc.(ABI). Desmet has provided us monthly advances of $50,000 through August 2018 that was applied against gross profit share from reactor sales pursuant to a January 2016 agreement. Our agreement with Desmet expired on October 1, 2018, however, Desmet and CTi are actively pursuing to finalize a new three year term. We believe that a new license agreement with Desmet should be finalized during fiscal 2019. GEA has agreed to provide us monthly advances of $25,000 less applicable taxes through January 2020, to be applied against gross profit share from future sales pursuant to January 2017 agreement. In June 2018, we entered into two licensing agreements with ABI and anticipate to start receiving certain royalties payments and revenue stream from ABI in fiscal 2019.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Cavitation Technologies, Inc. and its wholly owned subsidiary Hydrodynamic Technology, Inc. Inter-company transactions and balances have been eliminated in consolidation.

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

On September 30, 2018 and June 30, 2018, the fair values of cash and cash equivalents, accounts receivable, inventory and accounts payable and accrued expenses approximate their carrying values due to their short-term nature.

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

Revenue Recognition

Revenues from sale of reactors and the corresponding share in gross profit is recognized in accordance with ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts. Sales revenue from the sale of our Nano Reactors is recognized when products are shipped from our manufacturing facilities as this is our sole performance obligation under these contracts and we have no continuing obligation to the customer. Accordingly, the Company estimates and recognizes the corresponding gross profit at the time of shipment of the Nano reactor hardware, subject to variable consideration constraints, in accordance to ASC 606.

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

As of September 30, 2018, the Company had 11,000,000 stock options and 75,926,510 stock warrants outstanding to purchase shares of common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, which allows for a cumulative-effect adjustment in the period the new lease standard is adopted and will not require restatement of prior periods. The Company is in the process of evaluating the impact of ASU 2016-02 and ASU 2018-11 on the Company’s financial statements and disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10) - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 provides guidance on how entities measure certain equity investments and present changes in the fair value. This standard requires that entities measure certain equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. ASU 2016-01 is effective for fiscal years beginning after December 31, 2017. The Company adopted the guidance of ASU No. 2016-01 on July 1, 2018 and there was no effect to the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 2 - Agreement with Distributors

Desmet Ballestra Agreement

On January 22, 2016, the Company signed a three-year agreement with Desmet for the sale and marketing of the Company’s Nano reactor system. As part of the agreement, Desmet provided, under certain conditions, limited monthly advance payments of $50,000 against future gross profit share to CTi through August 2018. The agreement expired on October 1, 2018 and Desmet and CTi are working on a new three year licensing agreement which we estimated will be finalized during fiscal 2019.

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

During the three months ended September 30, 2018 and 2017, the Company recognized revenue of $55,000 and $340,000, respectively, related to the shipment and acceptance of reactors to Desmet.

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

Revenues from sale of reactors and share in gross profit is being recognized in accordance with current accounting guidelines as previously discussed in the Desmet Ballestra Agreement.

As of June 30, 2018, outstanding advances from GEA to be applied to share in gross profit in future period amounted to $427,000. During the period ended September 30, 2018, we received additional advances totaling $50,000 from GEA. As of September 30, 2018, outstanding advance from GEA amounted to $477,000.

There were no reactor sales or gross profit or margin revenue recognized during the period ended September 30, 2018.

Alchemy Beverages, Inc. Agreement

In June 2018, the Company entered into licensing agreements with Alchemy Beverages Inc. (ABI). Pursuant to the licensing agreements, ABI has the exclusive global distribution rights for the Company’s patented and patent pending technology for the processing of alcoholic beverages. The Company has agreed to assist in the installation and maintenance of the nano reactor systems for ABI and will receive royalty payments ranging from 1% to 3% on all net revenues, as defined, of ABI for the life of the applicable patents. In addition, the Company will receive leasing, consulting, and manufacturing fees as defined. In addition, on a future transaction involving the sale of ABI, the Company will receive approximately 10% of the transaction price (with a minimum of $5 million) and in the event ABI becomes a public entity, the Company will receive approximately 10% of ABI’s shares. There was no revenue recognized during the period ended September 30, 2018 pursuant to these agreements.

At September 30, 2018, the Company owns 19.9% of ABI. The investment in ABI has no value assigned to it, which approximates its fair value.

Note 3 - Stockholders' Deficit

Stock Options

The Company has not adopted a formal stock option plan. However, it has assumed outstanding stock options resulting from the acquisition of its wholly-owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non- plan grants. A summary of the stock option activity during the three months ended September 30, 2018 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at June 30, 2018	11,378,754	$0.31	2.23
- Granted	-	-	-
- Forfeited	(378,754)	-	-
- Exercised	-	-	-
- Expired	-	-	-
Outstanding at September 30, 2018	11,000,000	$0.03	2.00
Exercisable and vested at September 30, 2018	11,000,000	$0.03	2.00

As of September 30, 2018, all outstanding options are fully vested. There was no intrinsic value of the outstanding options as of September 30, 2018 as the exercise price of these options were greater than the market price. The following table summarizes additional information concerning options outstanding and exercisable at September 30, 2018.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.03	11,000,000	2.00	$0.03	11,000,000	2.00

Warrants

A summary of the Company's warrant activity and related information for the three months ended on September 30, 2018 is as follows.

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
Warrants		Price	(Years)

Outstanding at June 30, 2018	75,926,510	$0.06	3.81
Granted	-	-	-
Exercised	-
Expired	-
Outstanding at September 30, 2018	75,926,510	0.06	3.56
Vested and exercisable at September 30, 2018	75,926,510	$0.06	3.56

As of September 30, 2018, all outstanding warrants are fully vested. There was no intrinsic value of the outstanding warrants as of September 30, 2018 as the exercise price of these warrants were greater than the market price. The following table summarizes additional information concerning warrants outstanding and exercisable at September 30, 2018.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.03 - 0.07	55,599,851	6.50	$0.05	55,599,851	$0.05
$0.12	20,326,659	3.00	$0.12	20,326,659	$0.12
	75,926,510			75,926,510

Note 4 - Commitments and Contingencies

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two parties, our President and Technology Development Supervisor, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and the Technology Development Supervisor have been assigned to the Subsidiary.  In exchange, the Subsidiary agreed to pay a royalty of 5% of gross revenues to each of the President and Technology Development Supervisor for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by Cavitation Technologies on May 13, 2010 from its subsidiary. The Company's President and Global Technology Manager both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through September 30, 2018.

On April 30, 2008 and as amended on November 22, 2010, our wholly owned subsidiary entered into an employment agreement with our former Director of Chemical and Analytical Department (the "Inventor") to receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of September 30, 2018, no patents have been granted in which this person is the legally named inventor.

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

During the three months ended September 30, 2018, we recorded revenue of $55,000 and incurred a net loss of $256,000.

Management's Plan

We are engaged in manufacturing our Neutralization System, which is designed to help refine vegetable oils such as soybean, canola, sunflower and rapeseed.  Our near-term goal is to continue to sell our systems through our partners, Desmet Ballestra and GEA. During the three months ended September 30, 2018, we recorded revenues of $55,000 and incurred a net loss of $256,000.  As of September 30, 2018, the Company had a working capital deficiency of $891,000 and a stockholders' deficit of $801,000. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

As of September 30, 2018, we had cash and cash equivalents on hand of $661,000 and are not generating sufficient revenues to fund operations. In addition to the funds on hand, Management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to market our technology and products globally through our strategic partner, Desmet Ballestra and GEA Group. Further, we believe our business development with Alchemy Beverages, Inc may start generating revenues in our Fiscal 2019.

Desmet had provided monthly advances of $50,000 while GEA is providing monthly advances of $25,000, however, we anticipate that we may need additional funding, and we may attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that we will be successful in obtaining such financing will be or obtained sufficient amounts necessary to meet our business needs, or that we will be able to meet our future contractual obligations.

Critical Accounting Policies

Revenue Recognition

Revenues from sale of reactors and the corresponding share in gross profit is recognized in accordance with ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts. Sales revenue from the sale of our Nano Reactors is recognized when products are shipped from our manufacturing facilities as this is our sole performance obligation under these contracts and we have no continuing obligation to the customer. Accordingly, the Company estimates and recognizes the corresponding gross profit at the time of shipment of the Nano reactor hardware, subject to variable consideration constraints, in accordance to ASC 606.

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

Recently Issued Accounting Standards

See Note 1 of the Condensed Consolidated Financial Statements for a discussion of recently issued accounting standards.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2018 and 2017

	For the Three Months Ended
	September 30,
	2018	2017	$ Change	% Change

Revenue	$55,000	$340,000	$(285,000)	(84)%
Cost of revenue	5,000	19,000	(14,000)	(74)%
Gross profit	50,000	321,000	(271,000)	(84)%

General and administrative expenses	304,000	460,000	(156,000)	(34)%
Research and development expenses	2,000	3,000	1,000	(33)%
Total operating expenses	306,000	463,000	(157,000)	(34)%
Net loss	$(256,000)	$(142,000)	114,000	80%

Revenue

The Company generates revenues from the sale of the Nano Reactor® to customers/distributor as well as share in gross profit from the sale of such reactors by our distributors to their customers.

During the three months ended September 30, 2018, the Company recognized revenues of $55,000 from sale of reactors to Desmet pursuant to one purchase order. There was no revenues recognized attributable from our share in gross profit.

During the three months ended September 30, 2017, the Company recognized revenues of $240,000 from sale of reactors to Desmet pursuant to two purchase orders. In addition, the Company also recognized the corresponding gross profit of $100,000.

Cost of Revenue

During the three months ended September 30, 2018, our cost of sales amounted to $5,000, and to $19,000 during the same period in prior year, which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the three months ended September 30, 2018 amounted to $306,000 compared with $463,000 for the same period in 2017, a decrease of $157,000, or 34%. The decrease in operating expenses was due to decrease in legal expenses as a result of a settlement of litigation with a former employee in March 2018. In addition, other professional fees also decreased due to decrease in the services rendered.

Research and development (R&D) expenses remained relatively low as we continued to rely on Desmet and GEA for support in R&D and development of new applications for our technology. It is our intention to pursue R&D as our cash position permits.

Liquidity and Capital Resources

During the three months ended September 30, 2018, the Company incurred a net loss of $256,000 and used cash in operations of $284,000, and at September 30, 2018, had a working capital deficiency of $891,000 and a stockholders' deficit of $801,000. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2018 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern.

As of September 30, 2018, we had cash and cash equivalents on hand of $661,000 and are not generating sufficient revenues to fund operations. In addition to the funds on hand, management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partners, Desmet Ballestra Group (Desmet), GEA Westfalia, AG (GEA), and recent agreements with Alchemy Beverages, Inc.(ABI). Desmet has provided us monthly advances of $50,000 through August 2018 that was applied against gross profit share from reactor sales pursuant to a January 2016 agreement. Our agreement with Desmet expired on October 1, 2018, however, Desmet and CTi are actively pursuing to finalize a new three-year term. We believe that a new license agreement with Desmet should be finalized during fiscal 2019. GEA has agreed to provide us monthly advances of $25,000 less applicable taxes through January 2020, to be applied against gross profit share from future sales pursuant to January 2017 agreement. In June 2018, we entered into two licensing agreements with ABI and anticipate to start receiving certain royalties payments and revenue stream from ABI in fiscal 2019.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of September 30, 2018, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were additional controls implemented in internal control over financial reporting during the first quarter of fiscal 2019.

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

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosures

None

Item 5 - Other Information

None

Item 6 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

			Incorporated by Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form	Pd. Ending	Exhibit	Filing Date

3(i)(a)	Articles of Incorporation - original name of Bioenergy, Inc.		SB-2	N/A	3.1	October 19, 2006
3(i)(b)	Articles of Incorporation - Amended and Restated		10-Q	December 31, 2008	3-1	February 17, 2009
3(i)(c)	Articles of Incorporation - Amended and Restated		10-Q	June 30, 2009	3-1	May 14, 2009
3(i)(d)	Articles of Incorporation - Amended; increase in authorized shares		8-K	N/A	N/A	October 29, 2009
3(i)(e)	Articles of Incorporation - Certificate of Amendment; forward split		10-Q	December 31, 2009	3-1	November 16, 2009

10.1	Patent Assignment Agreement between the Company and Roman Gordon dated July 1, 2008.		8-K	June 30, 2009	10.1	May 18, 2010
10.2	Patent Assignment Agreement between the Company and Igor Gorodnitsky dated July 1, 2008.		8-K	June 30, 2009	10.2	May 18, 2010
10.3	Assignment of Patent Assignment Agreement between the Company and Roman Gordon		8-K	June 30, 2009	10.3	May 18, 2010
10.4	Assignment of Patent Assignment Agreement between the Company and Igor Gorodnitsky		8-K	June 30, 2009	10.4	May 18, 2010
10.5	Employment Agreement between the Company and Roman Gordon date March 17, 2008		10K/A	June 30, 2009	10.3	October 20, 2011
10.6	Employment Agreement between the Company and Igor Gorodnitsky dated March 17, 2008		10K/A	June 30, 2009	10.4	October 20, 2011
10.7	Employment and Confidentiality and Invention Assignment Agreement between the Company and Varvara Grichko dated April 30, 2008		10-Q	December 31, 2010	10.3	February 11, 2011
10.8	Board of Director Agreement - James Fuller		10-Q	December 31, 2011	10.12	October 20, 2011
10.9	Technology and License Agreement with Desmet Ballestra dated 14 May 2012		10-K	June 30, 2012	10.1	October 15, 2012
10.10	Short Term Loan Agreement - CEO		10-K	June 30, 2012	10.11	October 15, 2012
10.11	Loan Agreement - Desmet Ballestra - Oct. 26, 2010

14.1	Code of Business Conduct and Ethics*		10-K	June 30, 2011	14.1	September 28, 2011
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X
101.SCH	XBRLTaxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

*	In accordance with Regulation S-K 406 of the Securities Act of 1934, we undertake to provide to any person without charge, upon request, a copy of our "Code of Business Conduct and Ethics". A copy may be requested by sending an email to info@cavitationtechnologies.com.

SIGNATURES

Pursuant to the requirements of the securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	November 14, 2018
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	November 14, 2018
N. Voloshin	(Principal Financial Officer)

/s/ Jim Fuller	Audit Committee Chairman,	November 14, 2018
Jim Fuller	Independent Financial Expert

