Form 10-Q
period 2018-12-31
Cavitation Technologies, Inc.
filed 2019-02-19
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

YES    ☐       NO    ☒

As of February 12, 2019, the issuer had 196,997,906 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2018	2018
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$699,000	$945,000
Account receivable	124,000	-
Inventory	27,000	34,000
Total current assets	850,000	979,000

Property and equipment, net	84,000	90,000
Other assets	10,000	10,000
Total assets	$944,000	$1,079,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$269,000	$307,000
Accrued payroll and payroll taxes due to officers	889,000	889,000
Related party payable	1,000	1,000
Advances from distributor	577,000	427,000
Total current liabilities	1,736,000	1,624,000

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2018 and June 30, 2018, respectively	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 196,997,906 shares issued and outstanding as of December 31, 2018 and June 30, 2018, respectively	196,998	196,998
Additional paid-in capital	23,090,002	22,641,002
Accumulated deficit	(24,079,000)	(23,383,000)
Total stockholders' deficit	(792,000)	(545,000)
Total liabilities and stockholders' deficit	$944,000	$1,079,000

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$353,000	$338,000	$408,000	$678,000
Cost of revenue	2,000	14,000	7,000	33,000
Gross profit	351,000	324,000	401,000	645,000

General and administrative expenses	785,000	343,000	1,089,000	803,000
Research and development expenses	6,000	5,000	8,000	8,000
Total operating expenses	791,000	348,000	1,097,000	811,000

Other Income (expense)
Gain on settlement of debt	-	100,000	-	100,000

Net Loss	$(440,000)	$76,000	$(696,000)	$(66,000)

Net Loss per share,
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding,
Basic and Diluted	196,997,906	197,197,906	196,997,906	197,195,735

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited)

Three Months Ended December 31, 2017

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at September 30, 2017	197,197,906	$197,198	$22,640,802	$(23,275,000)	$(437,000)

Net Income				76,000	76,000
Balance at December 31, 2017	197,197,906	$197,198	$22,640,802	$(23,199,000)	$(361,000)

Six Months Ended December 31, 2017

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at June 30, 2017	196,797,906	$196,798	$22,625,202	$(23,133,000)	$(311000)
Common stock issued for services	400,000	400	15,600		16,000
Net Loss				(66,000)	(66,000)
Balance at December 31, 2017	197,197,906	$197,198	$22,640,802	$(23,199,000)	$(361,000)

Three Months Ended December 31, 2018

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at September 30, 2018	196,997,906	$196,998	$22,641,002	$(23,639,000)	$(801,000)
Fair value of warrants granted for services	-	-	115,000		115,000
Fair value of modified warrants			334,000		334,000
Net Loss				(440,000)	(440,000)
Balance at December 31, 2018	196,997,906	$196,998	$23,090,002	$(24,079,000)	$(792,000)

Six Months Ended December 31, 2018

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at June 30, 2018	196,997,906	$196,998	$22,641,002	$(23,383,000)	$(545,000)
Fair value of warrants granted for services	-	-	115,000		115,000
Fair value of modified warrants			334,000		334,000
Net Loss				(696,000)	(696,000)
Balance at December 31, 2018	196,997,906	$196,998	$23,090,002	$(24,079,000)	$(792,000)

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended December 31,
	2018	2017

Operating activities:
Net loss	$(696,000)	$(66,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,000	20,000
Fair value of warrants issued for services	115,000	16,000
Fair value of modified warrants	334,000	-
Gain on settlement of debt	-	(100,000)
Effect of changes in:
Accounts receivable	(124,000)	85,000
Inventory	7,000	24,000
Accounts payable and accrued expenses	(38,000)	99,000
Accrued payroll and payroll taxes due to officers	-	(6,000)
Advances from distributor	150,000	240,000
Net cash provided by (used in) operating activities	(231,000)	312,000

Investing activities:
Purchase of property and equipment	(15,000)	-
Cash used in investing activities	(15,000)	-

Net change in cash	(246,000)	312,000
Cash, beginning of period	945,000	549,000
Cash, end of period	$699,000	$861,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$1,600

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of and for the six months ended December 31, 2018 and 2017

Note 1 - Organization and Summary of Significant Accounting Policies

Cavitation Technologies, Inc. (referred to herein, unless otherwise indicated, as "the Company," "CTi," "we," "us," and "our") is a Nevada corporation originally incorporated under the name Bio Energy, Inc. CTi has developed, patented, and commercialized proprietary technology that may be used in liquid processing applications. CTi's patented Nano Reactor® is the critical component of CTi Nano Neutralization® System which is commercially proven to reduce operating costs and increase yields in refining vegetable oils. CTi has two patented systems and has filed multiple national and international patents to employ its proprietary technology in applications including, vegetable oil refining, wastewater treatment, biodiesel, algae oil extraction, and alcoholic beverage enhancement.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") as promulgated in the United States of America ("U.S.") and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the six months ended December 31, 2018 are not indicative of the results that may be expected for the fiscal year ending June 30, 2019. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2018 filed on October 15, 2018. The condensed consolidated balance sheet as of June 30, 2018 has been derived from the audited financial statements included in the Form 10-K for that year.

Management Plan Regarding Going Concerns

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  During the six months ended December 31, 2018, the Company recorded a net loss of $696,000, used cash in operating activities of $231,000 had a working capital deficiency of $886,000 and a stockholders' deficit of $792,000. These factors, among others, raise doubt about the Company's ability to continue as a going concern. In addition, our independent registered public accounting firm, in their report on our audited financial statements for the fiscal year ended June 30, 2018, expressed doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

As of December 31, we had cash and cash equivalents on hand of $699,000 and are not generating sufficient funds to cover operations. In addition to the funds on hand, management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partners, Desmet Ballestra Group (Desmet) and GEA Westfalia, AG (GEA) and recent agreement with Alchemy Beverages, Inc (ABI). Desmet and the Company have renewed a three year License Agreement dated October 1, 2018 with essentially the same terms from the previous agreements, in which, Desmet agreed to provide us monthly advances of $50,000 through October 1, 2022 to be applied against the Company’s gross profit share from future sales. GEA has also agreed to provide us monthly advances of $25,000 through January 2020, to be applied against the Company’s gross profit share from future sales. In June 2018, we entered into two licensing agreements with ABI and anticipate to start receiving certain royalties payments and revenue stream from ABI in fiscal 2019.

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

At December 31, 2018 and June 30, 2018, the fair values of cash and cash equivalents, inventory and accounts payable and accrued expenses approximate their carrying values due to their short-term nature.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in allowance for bad debts, reserve for inventory obsolescence, impairment analysis for fixed assets, accrual of potential liabilities, deferred tax assets and valuing our stock options, warrants, and common stock issued for services, among other items. Actual results could differ from these estimates.

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

As of December 31, 2018, the Company had 11,000,000 stock options and 80,263,176 stock warrants outstanding to purchase shares of common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive.

Segments

The Company operates in one segment, its nano reactor technology business.  In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements.

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

Note 2 - Agreement with Distributors

Desmet Ballestra Agreement

On January 22, 2016, the Company signed a three-year agreement with Desmet for the sale and marketing of the Company’s Nano reactor system. As part of the agreement, Desmet provided, under certain conditions, limited monthly advance payments of $50,000 against future gross profit share to the Company through August 2018. The agreement expired on October 1, 2018.

On October 1, 2018, Desmet and the Company executed a new three year License Agreement with essentially the same terms with the January 2016 agreement. As part of the agreement, Desmet agreed to provide us monthly advances of $50,000 through October 1, 2022 to be applied against gross profit share from future sales.

The Company recognizes revenue from sale of reactors upon shipment and acceptance by Desmet, as the Company has no further obligations to Desmet other than the reactor’s two-year standard warranty. In addition, Desmet pays for such reactors on credit terms and the amount of the sale is recorded as a receivable upon acceptance by Desmet. The Company also receives a share in gross margin or profit from the sale of Desmet’s integrated neutralization system to its customer of which the reactors are an integral component, however, such amount is subject to adjustment based on certain factors including costs over run. The Company recognizes the gross profit at the time of shipment of the Nano reactor hardware in accordance to ASC 606 as such shipment is deemed to be the only performance obligation and the Company has no more continuing obligation to Desmet. In addition, the Company has no control with regards to the sale and installation of Nano Neutralization System, between Desmet and the end customer. The Company has determined that the gross profit to be earned from Desmet as a variable consideration that requires estimation in determining the transaction price, and as such all or a portion can be recognized using the most likely amount approach (subject to the variable consideration constraint). Estimates are available from Desmet which are considered in the determination of the most likely amount. However, given the lack of control over the sale to the end customer and the lack of history of prior sales, the Company considered these as a variable revenue constraint that required consideration. Thus, the amount of revenue recognized is being limited to the actual amount of cash received under the contract which the Company has determined as not refundable and preclude any probable of future revenue reversal. Further, Company has been able to develop an expectation of the actual collection based on its historical experience.

During the six months ended December 31, 2018 and 2017, the Company recognized revenue of $408,000 and $353,000, respectively, related to the shipment and acceptance of reactors to Desmet and the corresponding share in gross profit.

GEA Westfalia Agreement

In January 2017 we entered into a global technology license, R&D and marketing agreement with GEA with respect to our patented Nano Reactor™ technology, processes and applications. Under the agreement, GEA has been granted a worldwide exclusive license to integrate our patented technology into water treatment application, milk and juice pasteurization, and certain food related processes. The license agreement between us and GEA has a three-year term and provides for the payment of $300,000 per year in advanced license fees or share in gross margin or profit to us.

Revenues from sale of reactors to GEA and share in gross profit is being recognized in accordance with current accounting guidelines as previously discussed in the Desmet Ballestra Agreement.

As of June 30, 2018, outstanding advances from GEA to be applied to share in gross profit in future period amounted to $427,000. During the period ended December 31, 2018, we received additional advances totaling $150,000 from GEA. As of December 31, 2018, outstanding advance from GEA amounted to $577,000.

There were no reactor sales or gross profit or margin revenue recognized during the period ended December 31, 2018, or 2017.

Alchemy Beverages, Inc. Agreement

In June 2018, the Company entered into licensing agreements with Alchemy Beverages Inc. (ABI). Pursuant to the licensing agreements, ABI has the exclusive global distribution rights for the Company’s patented and patent pending technology for the processing of alcoholic beverages. The Company has agreed to assist in the installation and maintenance of the nano reactor systems for ABI and will receive royalty payments ranging from 1% to 3% on all net revenues, as defined, of ABI for the life of the applicable patents. In addition, the Company will receive leasing, consulting, and manufacturing fees as defined. In addition, on a future transaction involving the sale of ABI, the Company will receive approximately 10% of the transaction price (with a minimum of $5 million) and in the event ABI becomes a public entity, the Company will receive approximately 10% of ABI’s shares. There was no revenue recognized during the period ended December 31, 2018 pursuant to these agreements.

At December 31, 2018, the Company owns 19.9% of ABI. The investment in ABI has no value assigned to it, which approximates its fair value.

Note 3 - Stockholders' Deficit

Stock Options

The Company has not adopted a formal stock option plan. However, it has assumed outstanding stock options resulting from the acquisition of its wholly-owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non- plan grants. A summary of the stock option activity during the six months ended December 31, 2018 is as follows:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at June 30, 2018	11,378,754	$0.31	2.23
- Granted	-	-	-
- Forfeited	(378,754)	-	-
- Exercised	-	-	-
- Expired	-	-	-
Outstanding at December 31, 2018, vested and exercisable	11,000,000	$0.03	3.86

There was no intrinsic value of the outstanding options as of December 31, 2018 as the exercise price of these options were greater than the market price. The following table summarizes additional information concerning options outstanding and exercisable at December 31, 2018.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.03	11,000,000	3.86	$0.03	11,000,000	3.86

Warrants

A summary of the Company's warrant activity and related information for the six months ended on December 31, 2018 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
Warrants		Price	(Years)

Outstanding at June 30, 2018	75,926,510	$0.06	3.81
Granted	4,336,667	-	-
Exercised	-
Expired	-
Outstanding at December 31, 2018, vested and exercisable	80,263,176	$0.07	4.95

During the period ended December 31, 2018, the Company granted consultants warrants to purchase 4,336,667 shares of common stock for services rendered. The warrants are fully vested, exercisable at $0.03 per share, and will expire in five years. Total fair value of these warrants amounted to $115,000 based upon a Black-Scholes Option Pricing model.

During the period ended December 31, 2018, the Company also amended certain warrants granted in prior years to purchase approximately 19 million common shares in order to extend the term or life to five years. As a result of this modification, the Company recorded stock compensation expense of $334,000 to account the incremental change in fair value of these warrants before and after the modification based upon a Black-Scholes Option Pricing model.

The fair value of the share option awards was estimated using the Black-Scholes method based on the following weighted-average assumptions:

December 31, 2018
Risk-free interest rate	2.60%
Expected term (years)	4.82
Expected volatility	138%
Expected dividend yield	0%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the award; the expected term represents the weighted-average period of time the awards granted are expected to be outstanding giving consideration to vesting schedules, contractual terms, and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s Common Stock; and the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future.

There was no intrinsic value of the outstanding warrants as of December 31, 2018 as the exercise price of these warrants were greater than the market price. The following table summarizes additional information concerning warrants outstanding and exercisable at December 31, 2018.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.03 - 0.08	59,936,518	6.00	$0.04	59,936,518	$0.04
$0.12	20,326,658	4.00	$0.12	20,326,658	$0.12
	80,263,176			80,263,176

Note 4 - Commitments and Contingencies

Royalty Agreements

On July 1, 2008, the Company entered into Patent Assignment Agreements with two parties, our President and Technology Development Supervisor, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and the Technology Development Supervisor have been assigned to the Subsidiary.  In exchange, the Subsidiary agreed to pay a royalty of 5% of gross revenues to each of the President and Technology Development Supervisor for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by Cavitation Technologies on May 13, 2010 from its subsidiary. The Company's President and Technology Development Supervisor both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through December 31, 2018.

On April 30, 2008 and as amended on November 22, 2010, our wholly owned subsidiary entered into an employment agreement with our former Director of Chemical and Analytical Department (the "Inventor") to receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of December 31, 2018, no patents have been granted in which this person is the legally named inventor.

Litigation

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Except for income tax contingencies (commencing April 1, 2009), the Company records accruals for contingencies to the extent that management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. There are no legal proceedings involving the company or its employees at this time.

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

During the six months ended December 31, 2018, we recorded revenue of $408,000 and a net loss of $696,000.

Management's Plan

We are engaged in manufacturing our Neutralization System, which is designed to help refine vegetable oils such as soybean, canola, sunflower and rapeseed.  Our near-term goal is to continue to sell our systems through our partners, Desmet Ballestra and GEA. During the six months ended December 31, 2018, we recorded revenues of $408,000 and incurred a net loss of $696,000.  As of December 31, 2018, the Company had a working capital deficiency of $886,000 and a stockholders' deficit of $792,000. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

As of December 31, 2018, we had cash and cash equivalents on hand of $699,000 and are not generating sufficient revenues to fund operations. In addition to the funds on hand, Management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to market our technology and products globally through our strategic partner, Desmet Ballestra and GEA Group. Further, we believe our business development with Alchemy Beverages, Inc. may start generating revenues in our Fiscal 2019.

During the past several years we have developed a number of new applications utilizing the core principal of our technology. Our low pressure non-reactors (LPN) can be utilized in multiple industries that process large volumes of fluids and emulsions, we expect to start commercial sales in our fiscal 2019. Further, we have miniaturized our non-reactors to be utilized in various consumer oriented products, such as, processing and enhancing spirits and wines, drinking water with infusion of vitamins, minerals and cannabidiol (CBD) oil.

We have completed initial system trials treating fracked and produced water, achieving superior results compared to currently available technologies. We anticipate to generate first system sale in our fiscal 2019.

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

Results of Operations

Results of Operations for the Three Months Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017

The following is a comparison of our results of operations for the three months ended December 31, 2018 and 2017.

	For the Three Months Ended
	December 31,
	2018	2017	$ Change	% Change

Revenue	$353,000	$338,000	$15,000	4%
Cost of revenue	2,000	14,000	(12,000)	-86%
Gross profit	351,000	324,000	27,000	8%

General and administrative expenses	785,000	343,000	442,000	129%
Research and development expenses	6,000	5,000	1,000	20%
Total operating expenses	791,000	348,000	443,000	127%
Loss from operations	(440,000)	(24,000)	(416,000)	1733%
Gain on settlement of debt	-	100,000	(100,000)	-100%
Net loss	(440,000)	76,000	(516,000)	-679%

Revenue

The Company generates revenues from the sale of the Nano Reactor® to customers/distributor as well as share in gross profit from the sale of such reactors by our distributors to their customers.

During the three months ended December 31, 2018, the Company recognized revenues of $30,000 from sale of reactors to Desmet pursuant to one purchase order and our share in gross profit of $323,000 from previously sold reactors to Desmet.

During the three months ended December 31, 2017 we recorded $223,000 in revenue from sale of reactors to our distributors, Desmet and GEA pursuant to four purchase orders. In addition, we also recorded revenues of $115,000 to account for our share in gross margin or profit.

Cost of Revenue

During the three months ended December 31, 2018, our cost of sales amounted to $2,000 and to $14,000 during the same period in prior year, which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the three months ended December 31, 2018 amounted to $791,000 compared with $348,000 for the same period in 2017, an increase of $416,000 or 127%. The increase was mainly due to the fair value of warrants granted for services and costs of warrants modified during the period ended December 31, 2018 with a total costs of $449,000.

Research and development (R&D) expenses remained relatively low as we continued to rely on Desmet and GEA for support in R&D and development of new applications for our technology. It is our intention to pursue R&D as our cash position permits.

Other Income

Other income consists of gain on settlement of debt of $100,000 during the period ended December 31, 2017 resulting in settlement of a litigation with a former officer and director of the Company. There was no similar transaction during the period ended December 31, 2018.

Results of Operations for the Six Months Ended December 31, 2018 Compared to the Six Months Ended December 31, 2017

The following is a comparison of our results of operations for the six months ended December 31, 2018 and 2017.

	For the Six Months Ended
	December 31,
	2018	2017	$ Change	% Change

Revenue	$408,000	$678,000	$(270,000)	-40%
Cost of revenue	7,000	33,000	(26,000)	-79%
Gross profit	401,000	645,000	(244,000)	-38%

General and administrative expenses	1,089,000	803,000	286,000	36%
Research and development expenses	8,000	8,000	-	-
Total operating expenses	1,097,000	811,000	286,000	36%
Loss from operations	(696,000)	(166,000)	(530,000)	319%
Gain on settlement of debt	-	100,000	(100,000)	-100%
Net loss	$(696,000)	$(66,000)	(630,000)	-955%

Revenue

The Company generates revenues from the sale of the Nano Reactor® to customers/distributor as well as share in gross profit from the sale of such reactors by our distributors to their customers.

During the six months ended December 31, 2018, the Company recognized revenues of $85,000 from sale of reactors to Desmet pursuant to two purchase orders and our share in gross profit of $323,000 from previously sold reactors to Desmet.

During the six months ended December 31, 2017 we recorded $463,000 in revenue from sale of reactors to our distributors, Desmet and GEA pursuant to six purchase orders. In addition, we also recorded revenues of $215,000 to account for our share in gross margin or profit.

Cost of Revenue

During the six months ended December 31, 2018, our cost of sales amounted to $7,000 and to $33,000 during the same period in prior year, which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the six months ended December 31, 2018 amounted to $1,097,000 compared with $811,000 for the same period in 2017, an increase of $286,000 or 127%. The increase was mainly due to the fair value of warrants granted for services and costs of warrants modified during the period ended December 31, 2018 with a total costs of $449,000, off-set by decrease in legal $172,000 due to the settlement of a litigation in fiscal 2018.

Research and development (R&D) expenses remained relatively low as we continued to rely on Desmet and GEA for support in R&D and development of new applications for our technology. It is our intention to pursue R&D as our cash position permits.

Other Income

Other income consists of gain on settlement of debt of $100,000 during the period ended December 31, 2017 resulting in settlement of a litigation with a former officer and director of the Company. There was no similar transaction during the period ended December 31, 2018.

Liquidity and Capital Resource

During the three months ended December 31, 2018 the Company incurred a net loss of $440,000 and used cash in operations of $231,000 and on December 31, 2018, had a working capital deficiency of $886,000 and a stockholders' deficit of $792,000. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2018 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2018, we had cash and cash equivalents on hand of $699,000 and are not generating sufficient revenues to fund operations. In addition to the funds on hand, management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partners, Desmet Ballestra Group (Desmet), GEA Westfalia, AG (GEA), and recent agreements with Alchemy Beverages, Inc. (ABI). Desmet has agreed to provide us monthly advances of $50,000 through October 1, 2022 to be applied against gross profit share from future sales. GEA has agreed to provide us monthly advances of $25,000 less applicable taxes through January 2020, to be applied against gross profit share from future sales. In June 2018, we entered into two licensing agreements with ABI and anticipate to start receiving certain royalties payments and revenue stream from ABI in fiscal 2019.

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

Cash Flow

Net cash used in operating activities during the six months ended December 31, 2018 amounted to $231,000 compared to net cash provided in operating activities of $312,000 for the same period in fiscal 2017. In addition, we also used cash of $15,000 in investing activities during the six months ended December 31, 2018 for the purchase of fixed assets.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of December 31, 2018, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the second quarter of fiscal 2019 that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

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

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	February 19, 2019
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	February 19, 2019
N. Voloshin	(Principal Financial Officer)

/s/ Jim Fuller	Audit Committee Chairman, Independent Financial Expert	February 19, 2019
Jim Fuller

