Form 10-Q
period 2019-03-31
Cavitation Technologies, Inc.
filed 2019-05-15
CIK 1376793

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

YES  ☒     NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     YES  ☒      NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES    ☐       NO    ☒

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CVAT	OTC Markets

As of May 13, 2019, the issuer had 196,997,906 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2019	2018
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$555,000	$945,000
Account receivable	207,000	–
Inventory	64,000	34,000
Total current assets	826,000	979,000

Property and equipment, net	74,000	90,000
Other assets	10,000	10,000
Total assets	$910,000	$1,079,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$235,000	$307,000
Accrued payroll and payroll taxes due to officers	863,000	889,000
Related party payable	1,000	1,000
Advances from distributor	627,000	427,000
Total current liabilities	1,726,000	1,624,000

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2019 and June 30, 2018, respectively	–	–
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 196,997,906 shares issued and outstanding as of March 31, 2019 and June 30, 2018, respectively	196,998	196,998
Additional paid-in capital	23,089,002	22,641,002
Accumulated deficit	(24,102,000)	(23,383,000)
Total stockholders' deficit	(816,000)	(545,000)
Total liabilities and stockholders' deficit	$910,000	$1,079,000

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$252,000	$300,000	$692,000	$977,000
Cost of revenue	14,000	5,000	22,000	38,000
Gross profit	238,000	295,000	670,000	939,000

General and administrative expenses	250,000	356,000	1,368,000	1,160,000
Research and development expenses	11,000	4,000	21,000	13,000
Total operating expenses	261,000	360,000	1,389,000	1,173,000

Loss from Operations	(23,000)	(65,000)	(719,000)	(234,000)

Gain on settlement of debt	–	–	–	101,000
Other Income	–	–	–	1,000

Net Loss	$(23,000)	$(65,000)	$(719,000)	$(132,000)

Net Loss per share,
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding,
Basic and Diluted	196,997,906	196,997,906	196,997,906	196,996,446

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

Three Months Ended March 31, 2019

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at December 31, 2018	196,997,906	$196,998	$23,089,002	$(24,079,000)	$(793,000)
Net Loss	–	–	–	(23,000)	(23,000)
Balance at March 31, 2019	196,997,906	$196,998	$23,089,002	$(24,102,000)	$(816,000)

Nine Months Ended March 31, 2019

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at June 30, 2018	196,997,906	$196,998	$22,641,002	$(23,383,000)	$(545,000)
Fair value of warrants granted for services	–	–	115,000	–	115,000
Fair value of amended warrants	–	–	333,000	–	333,000
Net Loss	–	–	–	(719,000)	(719,000)
Balance at March 31, 2019	196,997,906	$196,998	$23,089,002	$(24,102,000)	$(816,000)

Three Months Ended March 31, 2018

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at December 31, 2017	197,197,906	$197,198	$22,640,802	$(23,199,000)	$(361,000)
Cancellation of common stock issued to Director	(200,000)	(200)	200	–	–
Net Loss	–	–	–	(65,000)	(65,000)
Balance at March 31, 2018	196,997,906	$196,998	$22,641,002	$(23,265,000)	$(427,000)

Nine Months Ended March 31, 2018

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at June 30, 2017	196,797,906	$196,798	$22,625,202	$(23,133,000)	$(311,000)
Common stock issued for services	400,000	400	15,600	–	16,000
Cancellation of common stock issued to Director	(200,000)	(200)	200	–	–
Net Loss	–	–	–	(132,000)	(132,000)
Balance at March 31, 2018	196,997,906	$196,998	$22,641,002	$(23,265,000)	$(427,000)

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended March 31,
	2019	2018

Operating activities:
Net loss	$(719,000)	$(132,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	31,000	36, 000
Fair value of stock compensation expense	448,000	16,000
Gain on settlement of debt	–	(101,000)
Effect of changes in:
Accounts receivable	(207,000)	85,000
Inventory	(30,000)	26,000
Accounts payable and accrued expenses	(72,000)	69,000
Accrued payroll and payroll taxes due to officers	(26,000)	(30,000)
Advances from distributor	200,000	362,000
Net cash provided by (used in) operating activities	(375,000)	331,000

Investing activities:
Purchase of property and equipment	(15,000)	–
Net Cash used in investing activities	(15,000)	–

Net change in cash and cash equivalents	(390,000)	331,000
Cash and cash equivalents, beginning of period	945,000	549,000
Cash and cash equivalents, end of period	$555,000	$880,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of and for the nine months ended March 31, 2019 and 2018

Note 1 - Organization and Summary of Significant Accounting Policies

Cavitation Technologies, Inc. (referred to herein, unless otherwise indicated, as "the Company," "CTi," "we," "us," and "our") is a Nevada corporation originally incorporated under the name Bio Energy, Inc. CTi has developed, patented, and commercialized proprietary technology that may be used in liquid processing applications. CTi's patented Nano Reactor® is the critical component of CTi Nano Neutralization® System which is commercially proven to reduce operating costs and increase yields in refining vegetable oils. CTi has two patented systems and has filed multiple national and international patents to employ its proprietary technology in applications including, vegetable oil refining, produced and frack water treatment, biodiesel production, and alcoholic beverage enhancement.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") as promulgated in the United States of America ("U.S.") and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the nine months ended March 31, 2019 are not indicative of the results that may be expected for the fiscal year ending June 30, 2019. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2018 filed on October 15, 2018. The condensed consolidated balance sheet as of June 30, 2018 has been derived from the audited financial statements included in the Form 10-K for that year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. During the nine months ended March 31, 2019, the Company recorded a net loss of $719,000, used cash in operating activities of $375,000, and at March 31, 2019 had a working capital deficiency of $900,000 and a stockholders' deficit of $816,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, our independent registered public accounting firm, in their report on our audited financial statements for the fiscal year ended June 30, 2018, expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

As of March 31, 2019 we had cash and cash equivalents on hand of $555,000 and are not generating sufficient funds to cover operations. In addition to the funds on hand, management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partners, Desmet Ballestra Group (Desmet) and GEA Westfalia, AG (GEA), agreement with Alchemy Beverages, Inc (ABI), and recent agreement with Enviro Watertek, LLC (EWT). Desmet and the Company have renewed a three year License Agreement dated October 1, 2018 with essentially the same terms from the previous agreements, in which, Desmet agreed to provide us monthly advances of $50,000 through October 1, 2022 to be applied against the Company’s gross profit share from future sales. GEA has been providing us monthly advances of $25,000 with current agreement running through January 2020. The $25,000 monthly advances from GEA is to be applied against the Company’s gross profit share from future sales. In June 2018, we also entered into two licensing agreements with ABI and anticipate to start receiving certain royalties’ payments and revenue stream from in our fiscal 2019. In April 2019, the Company entered into a technology license and lease agreement with a new customer, Enviro Watertek, LLC for the sale and licensing of the Company’s nano reactor system.

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

At March 31, 2019 and June 30, 2018, the fair values of cash and cash equivalents, accounts receivable, inventory and accounts payable and accrued expenses approximate their carrying values due to their short-term nature.

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

As of March 31, 2019, the Company had 11,000,000 stock options and 80,263,176 stock warrants outstanding to purchase shares of common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive.

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

During nine months ended March 31, 2019 and 2018, the Company recognized revenue of $692,000 and $977,000 respectively, related to the shipment and acceptance of reactors to Desmet and the corresponding share in gross profit.

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

As of June 30, 2018, outstanding advances from GEA to be applied to share in gross profit in future period amounted to $427,000. During the period ended March 31, 2019, we received additional advances totaling $200,000 from GEA. As of March 31, 2019, outstanding advance from GEA amounted to $627,000.

There were no reactor sales or gross profit or margin revenue recognized during the period ended March 31, 2019.

Alchemy Beverages, Inc. Agreement

In June 2018, the Company entered into licensing agreements with Alchemy Beverages Inc. (ABI). Pursuant to the licensing agreements, ABI has the exclusive global distribution rights for the Company’s patented and patent pending technology for the processing of alcoholic beverages. The Company has agreed to assist in the installation and maintenance of the nano reactor systems for ABI and will receive royalty payments ranging from 1% to 3% on all net revenues, as defined, of ABI for the life of the applicable patents. In addition, the Company will receive leasing, consulting, and manufacturing fees as defined. In addition, on a future transaction involving the sale of ABI, the Company will receive approximately 10% of the transaction price (with a minimum of $5 million) and in the event ABI becomes a public entity, the Company will receive approximately 10% of ABI’s shares. There was no revenue recognized during the period ended March 31, 2019 pursuant to these agreements.

As of March 31, 2019, the Company owns 19.9% of ABI. The investment in ABI has no value assigned to it, which approximates its fair value.

Note 3 - Stockholders' Deficit

Stock Options

The Company has not adopted a formal stock option plan. However, it has assumed outstanding stock options resulting from the acquisition of its wholly-owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non- plan grants. A summary of the stock option activity during the nine months ended March 31, 2019 is as follows:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at June 30, 2018	11,378,754	$0.31	2.23
- Granted	–	–	–
- Forfeited	(378,754)	–	–
- Exercised	–	–	–
- Expired	–	–	–
Outstanding at March 31, 2019, vested and exercisable	11,000,000	$0.03	3.86

There was no intrinsic value of the outstanding options as of March 31, 2019 as the exercise price of these options were greater than the market price. The following table summarizes additional information concerning options outstanding and exercisable at March 31, 2019.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.03	11,000,000	3.86	$0.03	11,000,000	3.86

Warrants

A summary of the Company's warrant activity and related information for the nine months ended on March 31, 2019 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
Warrants		Price	(Years)

Outstanding at June 30, 2018	75,926,510	$0.06	3.81
Granted	4,336,667	0.06	4.74
Exercised	–
Expired	–
Outstanding at March 31, 2019, vested and exercisable	80,263,176	$0.07	4.95

During the period ended March 31, 2019, the Company granted consultants warrants to purchase 4,336,667 shares of common stock for services rendered. The warrants are fully vested, exercisable at $0.03 per share, and will expire in five years. Total fair value of these warrants amounted to $115,000 based upon a Black-Scholes Option Pricing model.

During the period ended March 31, 2019, the Company amended certain warrants granted in prior years to purchase approximately 19 million common shares in order to extend the term or life to five years. As a result of this modification, the Company recorded stock compensation expense of $333,000 to account the incremental change in fair value of these warrants before and after the modification based upon a Black-Scholes Option Pricing model.

The fair value of the share option awards was estimated using the Black-Scholes method based on the following weighted-average assumptions:

March 31, 2019
Risk-free interest rate	2.60%
Contractual term (years)	4.82
Expected volatility	138%
Expected dividend yield	0%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the award; the contractual term represents the weighted-average period of time the awards granted are expected to be outstanding giving consideration to vesting schedules, contractual terms, and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s Common Stock; and the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future.

There was no intrinsic value of the outstanding warrants as of March 31, 2019 as the exercise price of these warrants were greater than the market price. The following table summarizes additional information concerning warrants outstanding and exercisable at March 31, 2019.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.03 - 0.08	59,936,518	6.00	$0.04	59,936,518	$0.04
$0.12	20,326,658	4.00	$0.12	20,326,658	$0.12
	80,263,176			80,263,176

Note 4 - Commitments and Contingencies

Royalty Agreements

On July 1, 2008, the Company entered into Patent Assignment Agreements with two parties, our President and Technology Development Supervisor, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and the Technology Development Supervisor have been assigned to the Subsidiary. In exchange, the Subsidiary agreed to pay a royalty of 5% of gross revenues to each of the President and Technology Development Supervisor for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by Cavitation Technologies on May 13, 2010 from its subsidiary. The Company's President and Technology Development Supervisor both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through March 31, 2019.

On April 30, 2008 and as amended on November 22, 2010, our wholly owned subsidiary entered into an employment agreement with our former Director of Chemical and Analytical Department (the "Inventor") to receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of March 31, 2019 no patents have been granted in which this person is the legally named inventor.

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

During the nine months ended March 31, 2019 we recorded revenue of $692,000 and a net loss of $719,000.

Management's Plan

We are engaged in manufacturing our Nano-Reactors, which are designed to help refine vegetable oils such as soybean, canola, sunflower and rapeseed. Our near-term goal is to continue to sell our systems through our partners, Desmet Ballestra and GEA. During nine months ended March 31, 2019 we recorded revenues of $692,000 and incurred a net loss of $719,000. As of March 31, 2019 the Company had a working capital deficiency of $900,000 and a stockholders' deficit of $816,000. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

As of March 31, 2019 we had cash and cash equivalents on hand of $555,000 and are not generating sufficient revenues to fund operations. In addition to the funds on hand, Management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to market our technology and products globally through our strategic partner, such as Desmet Ballestra and GEA Group. Further, we believe our business development with Alchemy Beverages, Inc. may start generating revenues in our Fiscal 2019. In addition, in April of 2019 we have signed a new agreement with Enviro Watertek, LLC. We anticipate to start recognizing system sales in our Fiscal Fourth Quarter 2019.

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

Desmet is providing monthly advances of $50,000 while GEA is providing monthly advances of $25,000 which will be applied to future sales, however, we anticipate that we may need additional funding, and we may attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital. However, there is no assurance that we will be successful in obtaining such financing will be or obtained sufficient amounts necessary to meet our business needs, or that we will be able to meet our future contractual obligations.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

The following is a comparison of our results of operations for the three months ended March 31, 2019 and 2018.

	For the Three Months Ended
	March 31,
	2019	2018	$ Change	% Change

Revenue	$252,000	$300,000	$(48,000)	(16%)
Cost of revenue	14,000	5,000	6,000	180%
Gross profit	238,000	295,000	(57,000)	(19.32%)

General and administrative expenses	250,000	356,000	(106,000)	(29.78%)
Research and development expenses	11,000	4,000	7,0000	175%
Total operating expenses	261,000	360,000	(99,000)	(27.5%)

Net loss	(23,000)	(65,000)	(42,000)	64.62%

Revenue

The Company generates revenues from the sale of the Nano Reactor® to customers/distributor as well as share in gross profit from the sale of such reactors by our distributors to their customers.

During the three months ended March 31, 2019, we recorded $252,000 in revenues pursuant to 3 purchase orders received from our distributor, Desmet. During the three months ended March 31, 2018, we recorded $300,000 in revenues pursuant to 6 purchase orders received from Desmet.

Cost of Revenue

During the three months ended March 31, 2019 our cost of sales amounted to $14,000 and to $5,000 during the same period in prior year, which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the three months ended March 31, 2019 amounted to $261,000 compared with $360,000 for the same period in 2018, a decrease of $99,000 or 27.5%. The decrease was mainly due to the decrease in legal and professional services.

Research and development (R&D) expenses remained relatively low as we continued to rely on Desmet and GEA for support in R&D and development of new applications for our technology. It is our intention to pursue R&D as our cash position permits.

Results of Operations for the Nine Months Ended March 31, 2019 Compared to the Nine Months Ended March 31, 2018

The following is a comparison of our results of operations for the nine months ended March 31, 2019 and 2018.

	For the Nine Months Ended
	March 31,
	2019	2018	$ Change	% Change

Revenue	$692,000	$977,000	$(285,000)	(29%)
Cost of revenue	22,000	38,000	(16,000)	(42%)
Gross profit	670,000	939,000	(269,000)	(29%)

General and administrative expenses	1,368,000	1,160,000	208,000	18%
Research and development expenses	21,000	13,000	8,000	61%
Total operating expenses	1,389,000	1,173,000	216,000	18%
Loss from operations	(718,000)	(234,000)	(484,000)	(206%)
Gain on settlement of debt and other income	–	102,000	(102,000)	(100%)
Net loss	$(719,000)	$(132,000)	(587,000)	(645%)

Revenue

The Company generates revenues from the sale of the Nano Reactor® to customers/distributor as well as share in gross profit from the sale of such reactors by our distributors to their customers.

During the nine months ended March 31, 2019 the Company recognized revenues of $692,000 from sale of nine reactors to Desmet through 5 purchase orders.

During the nine months ended March 31, 2018 we recorded $977,000 in revenue from sale of reactors to our distributors, Desmet and GEA pursuant to seven purchase orders.

Cost of Revenue

During the nine months ended March 31, 2019 our cost of sales amounted to $22,000 and $38,000 during the same period in prior year, which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the nine months ended March 31, 2019 amounted to $1,389,000 compared with $1,173,000 for the same period in 2018, an increase of $216,000 or 18%. The increase was mainly due to the fair value of warrants granted for services and costs of warrants modified during the period ended December 31, 2018 with a total costs of $449,000, off-set by decrease in legal $172,000 due to the settlement of a litigation in fiscal 2018.

Research and development (R&D) expenses remained relatively low as we continued to rely on Desmet and GEA for support in R&D and development of new applications for our technology. It is our intention to pursue R&D as our cash position permits.

Other Income

Other income consists of gain on settlement of debt of $101,000 during the period ended December 31, 2017 resulting in settlement of a litigation with a former officer and director of the Company. There was no similar transaction during the period ended December 31, 2018.

Liquidity and Capital Resource

During the nine months ended March 31, 2019 the Company incurred a net loss of $719,000 and used cash in operations of $375,000 and on March 31, 2019 had a working capital deficiency of $900,000 and a stockholders' deficit of $816,000. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2018 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern.

As of March 31, 2019 we had cash and cash equivalents on hand of $555,000 and are not generating sufficient revenues to fund operations. In addition to the funds on hand, management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partners, Desmet Ballestra Group (Desmet), GEA Westfalia, AG (GEA), Alchemy Beverages, Inc (ABI), and recent agreements with Enviro Watertek, LLC (EWT) that was signed in April 2019. Desmet has agreed to provide us monthly advances of $50,000 through October 1, 2022 to be applied against gross profit share from future sales. GEA has agreed to provide us monthly advances of $25,000 through January 2020, to be applied against gross profit share from future sales. In June 2018, we entered into two licensing agreements with ABI and anticipate to start receiving certain royalty payments and revenue stream from ABI in our fiscal 2019-2020. We have signed a joint venture agreement with EWT and anticipate to generate initial revenue in our Fiscal Fourth Quarter in 2019.

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

Cash Flow

Net cash used in operating activities during the nine months ended March 31, 2019 amounted to $144,000 compared to net cash provided in operating activities of $312,000 for the same period in fiscal 2017. In addition, we also used cash of $15,000 in investing activities during the nine months ended March 31, 2019 for the purchase of fixed assets.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of March 31, 2019 the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the third quarter of fiscal 2019 that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

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

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	May 15, 2019
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	May 15, 2019
N. Voloshin	(Principal Financial Officer)

/s/ Jim Fuller	Audit Committee Chairman, Independent Financial Expert	May 15, 2019
Jim Fuller

