Form 10-K
period 2019-06-30
Cavitation Technologies, Inc.
filed 2019-10-15
CIK 1376793

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FROM THE TRANSITION PERIOD FROM _____ TO _______.

For the fiscal year ended June 30, 2019

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant by reference to the price at which the common equity was last sold, or of the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,405,100 as of December 31, 2018 based on the closing price of $0.026 per share and 169,426,931 non-affiliate shares outstanding.

The registrant had 196,997,906 shares of common stock outstanding on September 30, 2019.

DOCUMENTS INCORPORATED BY REFERENCE:

None

CAVITATION TECHNOLOGIES, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2019
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

The global consumption of vegetable oils has grown consistently at a rate of about 5.3% p.a. from 90.5 million metric tons in 2001 to over 203 million metric tons in 2019 (https://www.statista.com/statistics/263978/global-vegetable-oil-production-since2000-2001/). It is also a highly competitive commodity market in which the lowest-cost producer has the advantage.

Desmet Ballestra Agreement

On May 14, 2012 we signed a global R and D, Marketing and Technology License Agreement with Desmet Ballestra Group s.a. (Desmet), a Belgian company that is actively marketing the NANO Neutralization System, the key component of which is our Nano Reactor® to soybean and other vegetable oil refiners. The Agreement provided Desmet (licensee) a limited, exclusive license and right to develop, design and supply our NANO Neutralization System which incorporates Nano Reactor® devices on a global basis tools and fats and oleo chemical applications Desmet provided, under certain conditions, limited monthly advance payments of $125,000 against future sales to us through May 2015. This Agreement expired in May 2015.

On January 22, 2016, we signed a similar three-year agreement with Desmet effective August 1, 2015. As part of the agreement, Desmet was to provide, under certain conditions, limited monthly advance payments of $50,000 against future sales to us. The agreement expires in August 2018 or may be terminated by Desmet every August 1 should Desmet and its affiliates fail to convert a minimum of six NANO Neutralization Systems to sold status during the period of June 1 to May 31. The agreement may also be terminated in case we were to lose our rights under the patents and patent applications being used in our CTi NANO Neutralization System. This Agreement expired in August 2018.

On October 1, 2018, Desmet and the Company executed a new three year License Agreement with essentially the same terms with the January 2016 agreement. As part of the agreement, Desmet agreed to provide us monthly advances of $50,000 through October 1, 2022 to be applied against gross profit share from future sales.

Desmet, together with its affiliates, is a global engineering and equipment supply firm engaged in the development, design and supply of process equipment for oils and fats processing facilities including vegetable oil refining, biofuel, oleo chemical, seed crushing, surfactant and detergent markets. Desmet supplies these markets with services based on the latest globally sourced technologies. Desmet has relationships with major refiners globally A significant portion of global vegetable oil refineries include major refiners such as Archer Daniels Midland Company, Cargill, Inc. and Bunge Limited. Desmet has more than 40 sales representatives selling in North America, South America, Europe, and Asia. Since its founding in 1946, Desmet reports that it has built a global network that includes 1,300 employees, 17 global and 8 representative offices, and more than 6,000 lines in a variety of applications. Desmet operates a separate division for each of the above markets and the Desmet Oils & Fats division has supplied small and large plants to approximately 1,900 oil millers in 150 countries, covering over 6300 process sections.

Along with Desmet, we have been working together to accelerate appropriate sales goals and installation process. Our CTi Nano Neutralization System is designed to be used as an add-on process to an existing neutralization system within soybean and other vegetable oil refineries. Desmet’s focus has been on marketing our CTi’s Nano Neutralization® System to vegetable oil refiners to help them increase profits through cost savings and improved oil yields. Desmet purchases our CTi Nano Neutralization Reactor Systems from us and installs them at the refinery as part of an integrated neutralization system. Based on successful commercial implementations, Desmet guarantees minimum economic benefits to a facility that installs our CTi Nano Neutralization® Systems. We are therefore substantially dependent on Desmet to identify prospects, complete sales contracts, install the system and manage relationships with end-users.

Additionally, in fiscal 2017 Desmet installed our first Nano Reactors® at bio-diesel production plant in South America. Bio-diesel industry has been under pricing pressure for a considerable period of time and slow to adopt to newer technologies. We are continuously working with Desmet pursuing additional installations, however, the acceptance was slow and there were no sales generated in our Fiscal 2019.

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

In January 2017 we entered into a new global technology license, R&D and marketing agreement with GEA with respect to our patented Nano Reactors® technology, processes and applications. Under the new agreement, GEA has been granted a worldwide exclusive license to integrate our patented technology into water treatment application, milk and juice pasteurization, and certain food related processes. The license agreement between us and GEA has a three-year term and provides for the payment of $300,000 per year in advanced license fees to us. As of June 30, 2019, the Company has received $727,000 in advances from GEA under this agreement.

GEA Westfalia Separator manufactures filtration and equipment such as separators, clarifiers, decanters and membrane filtration systems. This equipment is used for the purification of suspensions, the separation of fluid mixtures with simultaneous removal of solids, extraction and concentration or removal of liquids from solids. The technological dominance of the company is based on over one hundred fifteen years of innovation, first-class engineering solutions and comprehensive processing capabilities. The company was founded in 1893 in Oelde, Germany, and since 1994 has been a part of the GEA Group AG and is a business unit within the GEA Mechanical Equipment segment. In 1950, Westfalia Separator established US and Canadian corporations to serve as sales and marketing arms to compete in the burgeoning North American market for centrifuges. GEA is one of the largest suppliers for the food processing industry and a wide range of process industries that has reported consolidated revenues of approximately EUR 4.9 billion in 2018. As an international technology group, GEA focuses on process technology and components for sophisticated production processes in various end-user markets. The GEA Group AG generates more than 70 percent of its revenue in the food sector that enjoys long-term sustainable growth. As of December 31, 2018, GEA Group AG employed more than 18,000 people worldwide. GEA is a market and technology leader in its business areas. GEA is listed on the German MDAX (G1A, WKN 660 200). In addition, GEA’s share is a constituent of the MSCI Global Sustainability Indexes.

In our Fiscal 2019, we haven’t generated any sales related to our Nano Reactors® Systems, however, we are actively working on testing our technology in renewable energy sector. For example, the process of creating a stable emulsion by mixing water and hydrocarbons, or water and vegetable oil as an energy source for diesel engines or power generators has been pursued by a number of companies in the past with limited success. Our tests and laboratory analysis have indicated that by restructuring fluids at the molecular level, our technology achieves stable emulsion for certain periods of time thus allowing the end user to infuse the emulsion as a source of power generation. We anticipate to achieve similar results while conducting commercial system trials in fiscal 2019-2020.

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

On June 29, 2018, we agreed to sell Cameo to Alchemy Beverages Inc. (“ABI”). In addition, we entered into two licensing agreements with ABI. In consideration for the sale of Cameo and for entering into the licensing agreements, ABI agreed to issue 19.9% of ABI’s outstanding common shares to us (limited to 20 million shares of ABI). ABI is a private company and in the business of producing and selling alcoholic beverages, equipment, and home appliances. Prior to this agreement, ABI was independent of CTI and had no relation to us nor to our management. ABI purchased Cameo for the right to use its name in marketing a vodka spirit.

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

To date, ABI hasn’t generated any sales under Cameo brand. Over the last 12 months, ABI has developed a small table top home appliance unit Barmuze®, allowing consumer to experience a new way of enjoying wines and spirits, utilizing CTi’s patented and patent pending technology to molecularly restructure alcohol, convert harsh acids to pleasant tasting esters, and reduce levels of certain impurities commonly present in alcohol. We have miniaturized our Nano Reactor® to be incorporated in Barmuze® along with proprietary designs and mechanical components.

We anticipate to start recognizing revenue on Barmuze® sales and receive royalties from the ABI transaction in our fiscal 2020. As of June 30, 2019 and the date of this report, the Company owns 19.9% of ABI. The investment in ABI has no value assigned to it, which approximates its fair value.

Enviro Watertek, LLC

In April 2019, we have entered into a licensing and service contract agreement with Enviro Watertek, LLC (“EW”). This agreement covers our first commercial entrance into industrial treatment of produced and frac water. Fracking industry has seen a significant growth over the past ten years, reaching daily water consumption volume of over 58 million barrels per day. Our newly designed Low Pressure Nano Reactor (LPN) , was specifically developed to be integrated into frac water treatment system along with proprietary chemical formulations, and has depicted measurable and quantifiable advantages over industry standard processes and equipment. Our agreement with EW provides for sales on Nano Reactors® plus recurring revenue stream based on processing frack water volumes and utilization. Our agreement with EW is for a period of 15 years . We sold our first Nano Reactor® system in the third fiscal quarter of fiscal 2019 and expect accelerated acceptance of our technology and revenue stream in our fiscal 2020 and beyond.

Customers Dependence

We continue to sell our industrial capacity Nano Reactor® and Nano Reactor® Systems and technology only to two licensees, Desmet and GEA, and they are responsible for installing and servicing the systems. Almost all of our revenue for the fiscal year ended June 30, 2019 and 2018 was derived from sales of products to Desmet. However, our recently signed agreements with ABI and EW have opened an opportunity for CTi to enter several new verticals which have significant upside potential both at the point of sale and recurring revenue stream.

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

Patents

Our Cavitation Generator patent was issued during fiscal 2011. In addition, we have a patent for our Multi-Stage Cavitation Device that was issued on October 25, 2011. In the fiscal 2014 we received approvals for another apparatus patent and 2 additional process patents in the US. At June 30, 2019, our portfolio of patents included 17 issued patents in the United States and 8 issued patents internationally. Our patents cover multiple process and applications of our technology in vegetable oil refining, production of biodiesel, treatment of process and industrial water, upgrade of hydrocarbons and enhancing of alcoholic beverages. We continuously develop new technologies and applications, as we have filed a new patent application for Low Pressure Nano-Reactors, (LPN). LPN is a highly efficient homogenizer and emulsifier that can be utilized in multiple fluids processing applications. Recently, we have filed a patent application for a small home appliance. This new product is designed directly with consumer in mind and the first step for our company to introduce products outside of the industrial sector where we typically sell our products.

Issued

US	Cavitation Generator	7,762,715

US	Multi-Stage Cavitation Device	8,042,989

US	Process for Producing Biodiesel Through Lower Molecular Weight Alcohol-Targeted Cavitation	8,603,198

US	High-Throughput Cavitation and Electro Coagulation Apparatus	8,673,129

US	Extraction of Oil from Algae by Hydrodynamic Cavitation for Biodiesel Production	8,709,750

US	Flow-Through Cavitation-Assisted Rapid Modification of Crude Oil	8,894,273

US	Method for Cavitation-Assisted Refining, Degumming and Dewaxing of Oil and Fat	8,911,808

US	Process to Remove Impurities from Triacylglycerol Oil	8,945,644

US	Process for Producing Biodiesel Through Lower Molecular Weight Alcohol-Targeted Cavitation	8,981,135

US	Process for Removing Waxes and Phospholipids from Vegetable Oils and Increasing Production of Food Grade Lecithin Therefrom	9,357,790

US	Method and Flow Through Hydrodynamic Cavitational Apparatus for Alterations of Beverages	9,474,301

US	Method for Cavitation-Assisted Refining, Degumming and Dewaxing of Oil and Fat	9,481,853

US	Process for Extracting Carbohydrates from Biomass and Converting the Carbohydrates into Biofuels	9,611,496

US	Flow-Through Cavitation-Assisted Rapid Modification of Crude Oil	9,719,025

US	Processes for Increasing Bioalcohol Yield from Biomass	9,944,964

US	Processes for Increasing Bioalcohol Yield from Biomass	9,988,651

US	Processes for Extracting Carbohydrates from Biomass and Converting the Carbohydrates into Biofuels	10.093.953

Int’l	Process to Remove Impurities from Triacylglycerol Oil	Argentina AR083000B1

Int’l	Cavitation Generator	Brazil - PI0919602-1

Int’l	Process to Remove Impurities from Triacylglycerol Oil	Canada - 2,809,236

Int’l	Process to Remove Impurities from Triacylglycerol Oil	Malaysia MY164311A

Int’l	Process to Remove Impurities from Triacylglycerol Oil	Mexico – MX/E/2013/015504

Int’l	Process to Remove Impurities from Triacylglycerol Oil	Singapore P187241

Int’l	Process to Remove Impurities from Triacylglycerol Oil	Mexico – MX/a/2016/006201

Int’l	Process to Remove Impurities from Triacylglycerol Oil	EU 10 857 392.4

Patent Pending

US	Variable Flow Through Cavitation Device

US	System and Method for Purification of Drinking Water, Ethanol and Alcohol Beverages of Impurities

Brazil	Method for Cavitation-Assisted Refining, Degumming and Dewaxing of Oil and Fat

Brazil	Process to Remove Impurities from Triacylglycerol Oil

We plan to continue to invest in research and development and file for new and improved patents.

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two parties, our President as well as our former Chief Executive Officer (CEO) who currently serves as our Technology Senior Manager, where certain devices and methods involved in our hydrodynamic cavitation processes invented by the President and former CEO/current Technology Senior Manager have been assigned to the subsidiary.  In exchange, that subsidiary agreed to pay a royalty of 5% of gross revenues to each of the President and former CEO/current Technology Senior Manager for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by us on May 13, 2010 from our subsidiary. Our former CEO/current Technology Senior Manager and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2019.

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

Employees

As of June 30, 2019 we had five full-time employees and had engaged several consultants and independent contractors over the past year. Members of our staff and technical team are comprised of experienced professionals who are chemists, civil, chemical, and mechanical engineers with expertise in hydrodynamic cavitation, nano technology and water treatment. These individuals hold degrees in Civil, Chemical, and Mechanical Engineering.

Research and Development Expenditures

During the fiscal years ended June 30, 2019 and 2018, we spent $25,000 and $25,000, respectively, on research and development activities.

ITEM 1A.	RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarter is located in Chatsworth, California, with an area of approximately 5,000 square foot facility, which includes office space and an area to conduct research and development.  Our lease agreement for this space will end in February 2025. Our monthly rent payments approximate $6,000 up to $7,000. We do not anticipate any material difficulties with the renewal of our rental agreement when it expires or in securing replacement facilities on commercially reasonable terms.

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

In March 2018, the Company has reached a settlement agreement with the Plaintiff, resulting in removal of all claims by both parties. As a result of this settlement, during the year ended June 30, 2018, the Company recorded a gain of $101,000 to extinguish the previously recorded accrued salary.

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

		HIGH	LOW

Fiscal 2018	First Quarter	$0.04	$0.03
	Second Quarter	$0.04	$0.02
	Third Quarter	$0.04	$0.03
	Fourth Quarter	$0.04	$0.02

		HIGH	LOW

Fiscal 2019	First Quarter	$0.03	$0.02
	Second Quarter	$0.03	$0.02
	Third Quarter	$0.03	$0.02
	Fourth Quarter	$0.03	$0.02

Fiscal 2020	First Quarter	$0.04	$0.02

We became a public company through a share exchange that was affected in October 2008. The first day of public trading of our stock was November 11, 2008. Since our fiscal year end was changed to June 30, public trading of our stock began in the second quarter of fiscal 2009. As of September 30, 2019, there were approximately 1,100 holders of record of our Common Stock. This does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms. The closing price of our common stock on October 4, 2019 was 0.03.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Equity Securities and Use of Proceeds

During the year ended June 30, 2019 the Company reissued 18,959,994 stock warrants at $.12. We did not sell any equity securities during the year ended June 30, 2018 in transactions that were not registered under the Securities Act of 1933, as amended, other than as previously disclosed in our filings with the Securities and Exchange Commission.

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

We have developed, patented, and commercialized proprietary technology that can be used for processing of various industrial and consumer-oriented fluids. Our patented Nano Reactor® is the critical components of the CTi Nano Neutralization® System which has been shown to reduce operating costs and increase yields in processing oils and fats. CTi holds and applied for numerous patents covering technology and various processes in US and Internationally, covering vegetable and crude oil refining, processed and frac water treatment, algae oil extraction, and alcoholic beverage enhancement. During our Fiscal 2019, we have developed additional technologies and products, such as, LPN (low pressure nano reactor and system). LPN is designed to become a highly efficient mixer and homogenizer. We believe that LPN has a great commercial utilization opportunity by providing efficient and cost-effective solution in multiple fluid processing industries. LPN has a number of advantages over current mechanically operated mixers and homogenizers. Additionally, our miniature LPN has become an integral part of Barmuze®, consumer small home appliance device. In industrial produced and frac water treatment system, LPN’s along with our proprietary chemical formulations have depicted measurable and quantifiable advantages over industry standard processes and equipment.

During the year ended June 30, 2019, we recorded revenue of $1,090,000 and loss from operations and net loss of $724,000, respectively.

Management’s Plan of Operation

We are continuously engaged in manufacturing our Nano Reactor® and Nano Neutralization Systems which are designed to help refine vegetable oils such as soybean, canola and rapeseed. Additionally, we have developed LPN’s that provide commercial opportunity in industrial water treatment and alcoholic beverages consumer small home appliance. Our near-term goal is to develop strategic and marketing tools to accelerate sales cycles for our Nano Reactor® and Nano Neutralization Systems, with an addition of LPN’s.

During the year ended June 30, 2019, we incurred net loss of $723,000 and used cash in operations of $280,000. We also have a working capital deficiency of $894,000 and a stockholders’ deficit of $819,000 as of June 30, 2019. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.

Management’s plan is to generate income from operations by licensing our technology globally through our licensees, Desmet Ballestra Group (Desmet) and GEA Westfalia Group (GEA). In October 2018, we signed a three-year global R and D, Marketing and Technology License Agreement with Desmet for the sale and licensing of our reactors. This agreement is a continuation of the original agreement we signed with Desmet in May 2012. As part of the agreement, Desmet is also obligated to provide us with monthly advances of $50,000 to be applied against our share in gross profit from the sale of reactors. During the year ended June 30, 2019, advances received from Desmet amounted to $550,000, of which, $517,000 was recorded as revenues. These funds service operational expenses on a monthly basis.

In January 2017, we signed a three-year global R&D, Marketing and Technology License Agreement with GEA Group, (GEA) covering certain processes and patented applications. This agreement provides us with $25,000 monthly advances to be applied against our share in gross profit from the sale of reactors. This agreement may be terminated by either party on each anniversary date. During the year ended June 30, 2019, we received advances from GEA in the amount of $300,000 under this agreement. As of June 30, 2019, total advances received from GEA amounted to $727,000.

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

Revenue Recognition

Revenues from sale of reactors is recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Revenue from the sale of our Nano Reactors is recognized when products are shipped from our manufacturing facilities as this is our sole performance obligation under these contracts and we have no continuing obligation to the customer.

In addition, the Company recognizes revenue from its share of gross profit, as defined, to be earned from distributors. In accordance with ASC 606, the Company has determined that the gross profit to be earned from its distributor is variable consideration, and evaluates the amount of the potential payments and the likelihood that the payments will be received using the most likely amount approach. Estimates are available from our distributor which are considered in the determination of the most likely amount. However, given the lack of control over the sale to the end customer and the lack of history of prior sales, the Company considered these as variable revenue constraints, and as such, the amount of revenue recognized is limited to the actual amount of cash received under the contract which the Company has determined is not refundable and probable that a significant revenue reversal would not occur.

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

Results of Operations

Below is summary comparing fiscal 2019 and fiscal 2018.

	For the Years Ended
	June 30,
	2019	2018	$ Change	%Change

Revenue	$1,090,000	$1,303,000	$(213,00)	(16)%
Cost of revenue	(69,000)	(122,000)	53,000	43%
Gross profit	1,021,000	1,181,000	(160,000)	(14)%

General and administrative expenses	1,719,000	1,507,000	212,000	14%
Research and development expenses	25,000	25,000	–	–
Total operating expenses	1,744,000	1,532,000	212,000	14%
Loss from Operations	(723,000)	(351,000)	(372,000)	106%
Gain on settlement of accrued payroll	–	101.000	(101,000)	(100)%
Net Loss	$(723,000)	$(250,000)	$(473,000)	(189)%

Revenue

During the year ended June 30, 2019 revenue decreased by 16% to $1,090,000 and was derived from the sale of our CTi Nano Neutralization Systems to Desmet Ballestra in the aggregate of $533,000 pursuant to seven purchase orders and corresponding share in gross profit in the aggregate of $517,000. In addition, the Company also recorded revenues of $40,000 from the sale of reactor system to a new customer, Enviro Watertek LLC. During the year ended June 30, 2018, revenue of $1,303,000 was derived from the sale of our CTi Nano Neutralization Systems through Desmet Ballestra of $603,000 pursuant to eight purchase orders and corresponding share in gross profit of $700,000.

Operating Expenses

Operating expenses for fiscal 2019 amounted to $1,744,000 versus $1,532,000 in fiscal 2018, an increase of $212,000 or 14%. The increase in operating expenses was attributed to issuance of stock warrants for services in fiscal 2019 and amendment of certain stock warrants issued in prior period which resulted in stock compensation expense in the aggregate of $449,000. Other Non-cash expense items such as amortization and depreciation expense of $26,000, primarily amounted to a small proportion of operating expenses, with major expense categories being salaries and payroll taxes of approximately $699,000, legal and professional fees of approximately $97,000, $167,000 for travel, insurance and marketing services combined. Research and development (R&D) expense was $25,000 and the same for the year ended June 30, 2019.

Operating expenses for fiscal 2018 amounted to $1,532,000. Non-cash expense items such as amortization and depreciation expense of $50,000 among others, amounted to a small proportion of operating expenses, with major expense categories being salaries and payroll taxes of approximately $643,000, legal and professional fees of approximately $208,000, various insurance policies, travel and marketing services amounting to $185,000.

Gain on settlement of accrued payroll

During the year ended June 30, 2018, accrued salary of $131,000 due to a former director was settled for a payment of $30,000, resulting in a gain on settlement of $101,000. There was no such transaction during the year ended June 30, 2019.

Net Loss

Our reported Net Loss in fiscal 2019 was $723,000 compared to Net Loss in fiscal 2018 of $250,000.

Liquidity and Capital Resources

Our cash balance at June 30, 2019 decreased to $649,000 as compared to $945,000 at June 30, 2018. The decrease was the result of $280,000 in cash used in operating activities and $16,000 of cash used in investing activities. Net cash used in operations during the year ended June 30, 2019 was $280,000 compared with $396,000 of cash provided by operations during the same period of the prior year. Cash used in operations during the year ended June 30, 2019 was primarily to fund our net loss of $723,000, offset by an increase in stock-based compensation expense of $449,000 and depreciation of $41,000, and a net decrease to our working capital accounts of $47,000.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. During the year ended June 30, 2019, we recorded net loss of $723,000 and used cash in operations of $280,000. As of June 30, 2019, we had a working capital deficiency of $894,000, and stockholders’ deficit of $819,000. We have also been dependent on certain aspects of our funding from technology agreements with our distributors. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2019 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

Management’s plan is to generate income from operations by continuing to license its technology globally. Currently, we have a R&D, Marketing and Technology License agreement with Desmet signed in October 2018, in which Desmet provides advances to the Company of $50,000 per month through October 2021 be applied to future gross profit revenues. In addition, we have a R&D, Marketing and Technology License agreement with GEA signed in January 2017, in which GEA provides advances to the Company of $25,000 per month through January 2020 to be applied to future sales. At June 30, 2018, advances from Desmet and GEA totaled $427,000. During the year ended June 30, 2019, the Company received advances of $850,000, of which $517,000 was recorded as revenues. As of June 30, 2019, advances from Desmet and GEA totaled $760,000.

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
Los Angeles, CA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cavitation Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and at June 30, 2019, has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Weinberg & Company, P.A.

Los Angeles, California
October 15, 2019

We have served as the Company’s auditor since 2013

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	June 30, 2018

ASSETS

Current assets:
Cash	$649,000	$945,000
Accounts receivable	240,000	–
Inventory	57,000	34,000
Total current assets	946,000	979,000

Property and equipment, net	65,000	90,000
Other assets	10,000	10,000
Total assets	$1,021,000	$1,079,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$187,000	$307,000
Accrued payroll and payroll taxes	892,000	889,000
Related party payable	1,000	1,000
Advances from distributors	760,000	427,000
Total current liabilities	1,840,000	1,624,000

Commitments and contingencies
	–	–
Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2019 and 2018, respectively	–	–
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 196,997,906 shares issued and outstanding as of June 30, 2019 and 2018, respectively	197,000	197,000
Additional paid-in capital	23,090,000	22,641,000
Accumulated deficit	(24,106,000)	(23,383,000)
Total stockholders' deficit	(819,000)	(545,000)
Total liabilities and stockholders' deficit	$1,021,000	$1,079,000

See accompanying notes, which are an integral part of these consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,
	2019	2018

Revenue	$1,090,000	$1,303,000
Cost of revenue	(69,000)	(122,000)
Gross profit	1,021,000	1,181,000

General and administrative expenses	1,719,000	1,507,000
Research and development expenses	25,000	25,000
Total operating expenses	1,744,000	1,532,000

Loss from operations	(723,000)	(351,000)

Gain on settlement of accrued payroll	–	101,000

Net loss	$(723,000)	$(250,000)

Net loss per share,
Basic and Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding,
Basic and diluted	196,997,906	197,148,043

See accompanying notes, which are an integral part of these consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

YEARS ENDED JUNE 30, 2019 AND 2018

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total

Balance at June 30, 2017	196,797,906	$197,000	$22,625,000	$(23,133,000)	$(311,000)

Issuance of common stock for services	400,000	–	16,000	–	16,000

Cancellation of common stock granted to Director	(200,000)	–	–	–	–

Net loss	–	–	–	(250,000)	(250,000)

Balance at June 30, 2018	196,997,906	197,000	22,641,000	(23,383,000)	(545,000)

Fair value of warrants granted for services	–	–	115,000	–	115,000

Fair value of amended warrants	–	–	334,000	–	334,000

Net loss	–	–	–	(723,000)	(723,000)

Balance at June 30, 2019	196,997,906	$197,000	$23,090,000	$(24,106,000)	$(819,000)

See accompanying notes, which are an integral part of these consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2019	2018

Operating activities:
Net loss	$(723,000)	$(250,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	41,000	51,000
Fair value of common stock issued for services	–	16,000
Fair value of vested warrants – stock compensation expense	449,000	–
Gain on settlement of accrued payroll	–	(101,000)
Effect of changes in:
Accounts receivable	(240,000)	85,000
Inventory	(23,000)	109,000
Other assets	–	2,000
Accounts payable and accrued expenses	(120,000)	61,000
Accrued payroll and payroll taxes due to officers	3,000	(4,000)
Advances from distributor	333,000	427,000
Net cash provided by (used in) operating activities	(280,000)	396,000

Investing activities:
Purchase of property and equipment	(16,000)	–
Net cash used in investing activities	(16,000)	–

Net increase (decrease) in cash and cash equivalents	(296,000)	396,000
Cash, beginning of period	945,000	549,000
Cash, end of period	$649,000	$945,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$2,000	$2,000

See accompanying notes, which are an integral part of these consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2019 AND 2018

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

We have commercialized our CTi Nano Neutralization® System in the refining process of certain vegetable oils which has proven to reduce costs and increase yields for our customers. In addition, we have four US and one international patented systems, as well as twelve US approved patents for various processes, and have filed another seven US and international patents to employ our proprietary technology in applications including vegetable and oil refining, waste water treatment, algae oil extraction, and alcoholic beverage enhancement.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. During the year ended June 30, 2019, the Company incurred a net loss of $723,000 had a working capital deficit of $894,000. The Company has also been dependent on certain aspects of its funding from technology and license agreements with its distributors, Desmet Ballestra (Desmet) and GEA Westfalia (GEA). These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments that may result from an inability of the Company to continue as a going concern.

Management’s plan is to generate income from operations by continuing to license its technology globally. Currently, we have a R&D Marketing and Technology License agreement with Desmet that was signed in October 2018, in which Desmet provides advances to the Company of $50,000 through October 2021 to be applied to future gross profit revenues. In addition, we have a R&D, Marketing and Technology License Agreement with GEA signed in January 2017, in which, GEA provides advances to the Company of $25,000 per month through January 2020 to be applied to future sales. At June 30, 2018, advances from Desmet and GEA totaled $427,000. During the year ended June 30, 2019, the Company received advances of $850,000, of which, $517,000 was recorded as revenues. As of June 30, 2019, advances from Desmet and GEA totaled $760,000.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates include estimates for reserves for inventory obsolescence, assumptions used in valuing our stock options, stock warrants and common stock issued for services and valuation allowance for our deferred tax asset, among other items. Actual results could differ from these estimates.

Revenue Recognition

Revenues from sale of reactors and the corresponding share in gross profit is recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers. Revenue from sale of our Nano Reactors is recognized when products are shipped from our manufacturing facilities as this is our sole performance obligation under these contracts and we have no continuing obligation to the customer.

In addition, the Company recognizes revenue from its share of gross profit, as defined, to be earned from distributors. In accordance with ASC 606, the Company has determined that the gross profit to be earned from its distributor as a variable consideration that requires estimation in determining the transaction price, and as such all or a portion can be recognized using the most likely amount approach. Estimates are available from our distributor which are considered in the determination of the most likely amount. However, given the lack of control over the sale to the end customer and the lack of history of prior sales, the Company considered these as a variable revenue constraint that required consideration and as such, the amount of revenue recognized is limited to the actual amount of cash received under the contract which the Company has determined is not refundable and probable that a significant revenue reversal would not occur.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost which approximates market value.

The Company maintains its cash with one domestic financial institution. From time to time, cash balances in this domestic bank may exceed federally insured limits provided by the Federal Deposit Insurance Corporation (“FDIC”) of up to $250,000.

As of June 30, 2019, and 2018, Company had deposits in excess of federally insured limit with one bank. The Company believes that no significant concentration of credit risk exists with respect to this cash balances because of its assessment of the creditworthiness and financial viability of this financial institution.

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

Accounts receivable as of June 30, 2019 were $240,000 and were subsequently collected in full in July 2019. There was no account receivable outstanding as of June 30, 2018.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined on a specific item basis. Inventory is composed of finished goods and represents costs incurred to manufacture the Company’s Nano Reactor® systems. There was no recorded allowance for excess quantities and obsolescence as of June 30, 2019 and 2018.

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

Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives.

Leasehold improvements	Shorter of life of asset or lease term
Furniture	5-7 Years
Office equipment	5 Years
Lab equipment	4 Years
Skid systems	4 Years

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended June 30, 2019 and 2018, the Company did not recognize any impairment for its property and equipment.

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

As of June 30, 2019, and 2018, the carrying value of certain accounts such as accounts receivable, inventory, accounts payable, accrued expenses and accrued payroll approximates their fair value due to the short-term nature of such instruments.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. The Company recognizes deferred tax assets and liabilities to reflect the estimated future tax effects, calculated at anticipated future tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

Advertising Costs

Advertising costs, including marketing expense, incurred in the normal course of operations are expensed as incurred. Advertising expenses amounted to $16,000 and $23,000 for the years ended June 30, 2019 and 2018 respectively and was reported as part of General and administrative expenses in the accompanying Consolidated Statements of Operations.

Research and Development Costs

Research and development expenses relate primarily to the development, design, testing of preproduction prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development costs recorded during the years ended June 30, 2019 and 2018 amounted to $25,000 and $25,000, respectively.

Warranty Policy

The Company provides a limited warranty with every set of reactors sold, typically 2 to 5 years. The Company has not experienced significant claims under its warranty policy, and management determined no accrual for warranty reserve was necessary at June 30, 2019 and 2018.

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

The following table sets forth the computation of basic and diluted loss per common share.

	June 30,
	2019	2018

Net loss	$(723,000)	$(250,000)

Weighted average common shares – basic	196,997,906	197,148,043
Dilutive effect of outstanding stock options and warrants	–	–
Weighted average shares – diluted	$196,997,906	$197,148,043

Net loss per common share:
Basic and Diluted	$(0.00)	$(0.00)

There were no adjustments to net loss required for purposes of computing diluted earnings per share. At June 30, 2019 and 2018, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of its diluted earnings per share, as their effect would have been anti-dilutive.

	June 30, 2019	June 30, 2018

Options	11,000,000	11,378,754
Warrants	79,263,176	75,926,510

Concentrations

The Company’s revenue was mainly derived from sales Nano Reactor® and Nano Neutralization® System to Desmet. During the year ended June 30, 2019 and 2018, 96% and 100% of recorded revenues, respectively, were derived from Desmet (see Note 2).

At June 30, 2019, 100% of accounts receivable were due from Desmet.

As of June 30, 2019, three vendors and/or professional consultants accounted 49%, 33% and 11%, respectively, of accounts payable. As of June 30, 2018, three vendors and/or professional consultants accounted 51%, 18% and 10%, respectively, of accounts payable.

Segment

As of June 30, 2019, the Company operated one reportable business segment. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company will adopt this provision on July 1, 2019 and will record approximately $327,000 in right of use assets and liabilities.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to nonemployee share-based payment accounting. This ASU simplifies the accounting and reporting for share-based payments issued to nonemployees by expanding the scope of ASC 718,Compensation – Stock Compensation, which currently only includes share-based compensation to employees, to also include share-based payments to nonemployees for goods and services. The standard is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of ASC 606. The Company plans to adopt ASU 2018-07 on July 1, 2019. The adoption of ASU 2018-07 is not expected to have an impact on the Company’s financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 2 – Contracts with Customers

Desmet Ballestra Agreement

In October 2018, we signed a three-year global R and D, Marketing and Technology License Agreement with Desmet for the sale and licensing of our reactors. This agreement is a continuation of an original agreement we signed with Desmet in 2012, and amended in 2016. As part of the October 2018 agreement, Desmet agreed to provide us monthly advances of $50,000 through October 1, 2022 to be applied against gross profit share from future sales.

The Company recognizes revenue from sale of reactors upon shipment and acceptance by Desmet, as the Company has no further obligations to Desmet other than the reactor’s two-year standard warranty. In accordance with ASC 606, the Company recognizes the revenue from the sale of reactors at the time of shipment of the Nano reactor hardware as such shipment is deemed to be the Company’s only performance obligation and the Company has no more continuing obligation. Desmet pays for such reactors on credit terms and the amount of the sale is recorded as a receivable upon acceptance by Desmet. The Company also receives a share in gross profit, as defined, from the sale of Desmet’s integrated neutralization system to its customer of which the reactors are an integral component. Such amount is subject to adjustment based on certain factors including costs over run. The Company has no control with regards to the sale and installation of Nano Neutralization System, between Desmet and the end customer. In accordance with ASC 606, the Company has determined that the gross profit to be earned from its distributor is variable consideration, and evaluates the amount of the potential payments and the likelihood that the payments will be received using the most likely amount approach (subject to the variable consideration constraint). Estimates are available from our distributor which are considered in the determination of the most likely amount. However, given the lack of control over the sale to the end customer and the lack of history of prior sales, the Company considered these as variable revenue constraints, and as such, the amount of revenue recognized is limited to the actual amount of cash received under the contract which the Company has determined is not refundable and probable that a significant revenue reversal would not occur. Further, Company has been able to develop an expectation of the actual collection based on its historical experience.

During the year ended June 30, 2019, the Company recorded sales of $533,000 from reactor sales and $517,000 from gross profit share for a total revenue of $1,050,000 from Desmet. As of June 30, 2019, advances received from Desmet amounted to $33,000 and recorded such amount as advances from distributor as the corresponding reactors have not been delivered.

During the year ended June 30, 2018, the Company recorded sales of $603,000 from reactor sales and $700,000 from gross profit share for a total revenue of $1,303,000.

GEA Westfalia Agreement

In January 2017 the Company entered into a global technology license, R&D and marketing agreement with GEA Westfalia (GEA) with respect to our patented Nano Reactor™ technology, processes and applications. Under the agreement, GEA has been granted a worldwide exclusive license to integrate our patented technology into water treatment application, milk and juice pasteurization, and certain food related processes. The license agreement between us and GEA has a three-year term and provides for the payment of $300,000 per year in advances to be applied to future license fees or share of gross profit, as defined.

GEA Westfalia Separator manufactures filtration and equipment such as separators, clarifiers, decanters and membrane filtration systems. This equipment is used for the purification of suspensions, the separation of fluid mixtures with simultaneous removal of solids, extraction and concentration or removal of liquids from solids.

As of June 30, 2018, advances received from GEA amounted to $427,000. During the year ended June 30, 2019, the Company received advances from GEA of $300,000. As of June 30, 2019, total advances received from GEA amounted to $727,000 and have been recorded as advances from distributors as the corresponding reactors have not been delivered.

Enviro Watertek, LLC Agreement

In April 2019, the Company entered into a licensing and service contract agreement with Enviro Watertek, LLC (“EW”). This agreement covers the Company’s industrial treatment process for produced and frack water. The Company’s Low Pressure Nano Reactor (LPN), was specifically developed to be integrated into frack water treatment system along with proprietary chemical formulations, and has depicted measurable and quantifiable advantages over industry standard processes and equipment. The agreement with EW provides for sales on Nano Reactors® plus recurring revenue stream based on processing frack water volumes and utilization. Our agreement with EW is for a period of 15 years but can be terminated by either party every anniversary.

During the year ended June 30, 2019, the Company sold Nano Reactor® system and recognized revenues of $40,000. Revenues from processing of frack water volumes and utilization will only be recognized upon collection from EW.

Note 3 - Property and Equipment

Property and equipment consist of the following as of June 30, 2019 and 2018:

	June 30,	June 30,
	2019	2018

Leasehold improvement	$2,000	$2,000
Furniture	27,000	27,000
Office equipment	2,000	2,000
Equipment	306,000	290,000
Systems	187,000	187,000
	524,000	508,000
Less: accumulated depreciation and amortization	(459,000)	(418,000)
Property and equipment, net	$65,000	$90,000

Depreciation expense for the years ended June 30, 2019 and 2018 amounted to $41,000 and $51,000, respectively and was recorded as part of General and Administrative expenses in the accompanying Consolidated Statements of Operations.

Note 4 - Accrued Payroll and Payroll Taxes

In prior periods, officers and former officers of the Company agreed to defer payment of their respective salaries. As of June 30, 2019, and 2018, the Company had accrued salaries and estimated payroll taxes to these officers and former officers amounting to $892,000 and $889,000 respectively.

During the year ended June 30, 2018, accrued salary of $131,000 due to a former director was settled for a payment of $30,000 resulting in a gain on settlement of $101,000 (see Note 7).

Note 5 - Stockholders’ Deficit

Preferred Stock

On March 17, 2009, the Company filed an Amended and Restated Articles of Incorporation and created two new series of preferred stock, the first of which is designated Series A Preferred Stock and the second of which is designated as Series B Preferred Stock. The total number of shares of Common Stock which this corporation has authority to issue is 1,000,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock of which 5,000,000 shares are designated as Series A Preferred Stock, and 5,000,000 shares are designated as Series B Preferred Stock, with the rights, preferences and privileges of the Series B Preferred Stock to be designated by the Board of Directors. Each share of Common Stock and Preferred Stock has a par value of $0.001. As of June 30, 2019, and 2018, there are no shares of Series A or Series B Preferred Stock issued and outstanding.

Common Stock

During the year ended June 30, 2019, the Company did not issue any shares of common stock.

During the year ended June 30, 2018, the Company issued 400,000 shares of common stock with fair value of $16,000 for services rendered. These shares were valued at fair value at the date of issuance.

During the year ended June 30, 2018, the Company cancelled 200,000 shares of common stock issued to a member of the Company’s Board of Director in prior period.

Stock Options

The Company has not adopted a formal stock option plan. However, it has assumed outstanding stock options resulting from the acquisition of its wholly-owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non-plan grants. A summary of the stock option activity from June 30, 2019 and 2018 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at June 30, 2017	11,685,852	$0.37	2.41
- Granted	–	–	–
- Forfeited	–	–	–
- Exercised	–	–	–
- Expired	(307,098)	–	–
Outstanding at June 30, 2018	11,378,754	$0.31	2.23
- Granted	–	–	–
- Forfeited	–	–	–
- Exercised	–	–	–
- Expired	(378,754)	–	–
Outstanding at June 30, 2019	11,000,000	$0.03	3.36

As of June 30, 2019, all outstanding options were fully vested and exercisable. The intrinsic value of the outstanding options as of June 30, 2019 was zero. The following table summarizes additional information concerning options outstanding and exercisable at June 30, 2019.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.03	11,000,000	3.36	$0.03	11,000,000	3.36
	11,000,000			11,000,000

Warrants

A summary of the Company’s warrant activity and related information from as of June 30, 2019 and 2018 is as follows.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at June 30, 2017	75,926,510	$0.06	4.81
Granted	–	–	–
Exercised	–	–	–
Expired	–	–	–
Outstanding at June 30, 2018	75,926,510	$0.06	3.81
Granted	4,336,666	$0.03	4.49
Exercised	–	–	–
Expired	(1,000,000)	–	–
Outstanding at June 30, 2019	79,263,176	$0.07	4.45

As of June 30, 2019, all outstanding warrants were fully vested and exercisable. The intrinsic value of the outstanding warrants as of June 30, 2019 was none. The following table summarizes additional information concerning warrants outstanding and exercisable at June 30, 2019.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.03 - $0.05	58,936,518	5.38	$0.04	58,936,518	$0.04
$0.08 - $0.12	20,326,658	3.39	$0.12	20,326,658	$0.12
	79,263,176			79,263,176

During the year ended June 30, 2019, the Company granted warrants to purchase 4,336,666 shares of common stock to consultants for services rendered. The warrants are fully vested, exercisable at $0.03 per share, and will expire in five years. Total fair value of these warrants amounted to $115,000 based upon a Black-Scholes Option Pricing model.

During the year ended June 30, 2019, the Company amended certain warrants granted in prior years to purchase approximately 19 million common shares in order to extend the term or life to five years. As a result of this modification, the Company recorded stock compensation expense of $334,000 to account for the incremental change in fair value of these warrants before and after the modification based upon a Black-Scholes Option Pricing model.

The fair value of the warrant awards was estimated using the Black-Scholes method based on the following weighted-average assumptions:

June 30,
2019

Risk-free interest rate	2.60%
Contractual terms (years)	4.82
Expected volatility	138%
Expected dividend yield	0%

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

Note 6 - Income Taxes

For the years ended June 30, 2019 and 2018, the Company has no provision for current income taxes due to net losses incurred. Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The components of deferred tax assets are presented below:

At June 30, 2019, the Company had available Federal net operating loss (NOL) carryforwards of approximately $9.8 million that are available to reduce future taxable income. The Federal carryforward expires in 2036. The NOL is subject to statutory limitations under Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carry forwards.

During the year ended June 30, 2019 and 2018, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards due to recurring operating losses. Based on their evaluation, the Company determined that the net deferred tax assets, do not meet the requirements to realize, and as such, the Company has provided a full valuation allowance against them.

At June 30, 2019 and 2018, significant component of the Company’s deferred tax assets and liabilities are as follows:

	June 30,	June 30,
	2019	2018

Net Operating loss carryforwards	$2,827,000	$2,607,000
Stock compensation expense	783,000	658,000
Amortization of patents	48,000	48,000
Reserve for obsolete inventory	46,000	46,000
Total net deferred tax assets	3,704,000	3,359,000
Less valuation discount	(3,704,000)	(3,359,000)
Net deferred tax assets	$–	$–

A reconciliation of the effective income tax to statutory US federal income tax is as follows:

	June 30,	June 30,
	2019	2018

Federal statutory rate	(21)%	(28)%
State income taxes, net of Federal benefit	(7)%	(7)%
Net operating loss/carryforward	28%	35%
Income tax provision	–	–

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted into law. The TCJ Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “Code”), that impact corporate taxation requirements, such as the reduction of the federal tax rate for corporations from 35% to 21% and changes or limitations to certain tax deductions.

Accounting rules prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The Company classifies interest and penalties as a component of interest and other expenses. To date, there have been no interest or penalties assessed or paid.

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

Note 7 – Commitments and Contingencies

Lease Agreement

The Company leases approximately 5,000 square feet of office and warehouse space under a non-cancellable operating lease agreement through February 1, 2019 with monthly payments of approximately $5,600 per month. In January 2019, the Company signed a new lease agreement for the Company's office. The lease started in February 2019 and will end in February 2025, or 73 months, with a monthly lease starting at $6,000 up to $7,000 over the term of the lease.

Total rent expense was $65,000 and $62,000 for the years ended June 30, 2019 and 2018, respectively, and was reported as part of General and administrative expenses in the accompanying Consolidated Statements of Operations.

Pursuant to ASU 2016-02 and ASC 842, the Company will record the corresponding Right of Used Asset and Liabilities of approximately $327,000 on July 1, 2019, the start of the Company’s fiscal year 2020. Below is the Company’s minimum lease commitment:

Fiscal Year End	June 30,
2019

2020	$68,000
2021	70,000
2022	72,000
2023	75,000
2024 and thereafter	132,000
Total	$417,000

Royalty Agreements

On July 1, 2008, the Company’s wholly owned subsidiary entered into Patent Assignment Agreements with two parties, its President as well as its former Chief Executive Officer (CEO) and current Technology Senior Manager, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and former CEO/ current Technology Senior Manager have been assigned to the Company.  In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of the President and former CEO/ current Technology Senior Manager for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010. The Company’s former CEO/ current Technology Senior Manager and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2019 and 2018.

On April 30, 2008 (as amended November 22, 2010), the Company’s wholly owned subsidiary entered into an employment agreement with the Director of Chemical and Analytical Department (the “Inventor”) providing that the Inventor shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of June 30, 2019, and 2018, no patents have been granted in which this person is the legally named inventor.

In June 2018, the Company entered into licensing agreements with Alchemy Beverages Inc. (ABI). Pursuant to the licensing agreements, ABI has the exclusive global distribution rights for the Company’s patented and patent pending technology for the processing of alcoholic beverages. The Company has agreed to assist in the installation and maintenance of the nano reactor systems for ABI and will receive royalty payments ranging from 1% to 3% on all net revenues, as defined, of ABI for the life of the applicable patents. In addition, the Company will receive leasing, consulting, and manufacturing fees as defined. In addition, on a future transaction involving the sale of ABI, the Company will receive approximately 10% of the transaction price (with a minimum of $5 million) and in the event ABI becomes a public entity, the Company will receive approximately 10% of ABI’s shares. There was no revenue recognized during the years ended June 30, 2019 and 2018 pursuant to these agreements. As of June 30, 2019, the Company owns 19.9% of ABI. The investment in ABI has no value assigned to it, which approximates its fair value.

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

In August 2014, a former employee and former Director (Plaintiff) filed an administrative Complaint for approximately $179,000 in unpaid wages, plus penalties and interest, with the California Labor Commissioner’s Office (CLCO).  In January 2016, the CLCO ruled in favor of the Company and dismissed the case. The Company had accrued approximately $134,000 for its estimated obligation to the Plaintiff. In February 2016, the Plaintiff appealed this ruling to the Los Angeles County Superior Court.  In addition to defending itself, the Company also has filed a cross-complaint against the Plaintiff.  In August 2017, the Plaintiff filed a notice of appeal of the trial court’s ruling granting the Company’s anti-SLAPP motion. The Court of Appeal dismissed Plaintiff’s appeal for failing to timely to designate the record on appeal. In March 2018, the Company has reached a settlement agreement with the Plaintiff, resulting in removal of all claims by both parties. As a result of this settlement, during the year ended June 30, 2018, the Company recorded a gain of $101,000 to extinguish the previously recorded accrued salary.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of June 30, 2019.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal controls and procedures, (as defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the year ended June 30, 2019. Management conducted as assessment of our internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our internal controls over financial reporting are ineffective. Our management discovered certain conditions that we deemed to be material weaknesses and significant deficiencies in our internal controls, as follows:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Person	Age	Position

Igor Gorodnitsky	59	President, PEO, Secretary and Director
Naum Voloshin	56	Principal Accounting Officer
James Fuller	79	Director

Audit committee standing members consisted of Igor Gorodnitsky and James Fuller as of June 30, 2019. We anticipate forming compensation, governance, and other committees as necessary.

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to us during fiscal 2019 ended June 30, 2018, there were no delinquent forms filed during the year.

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

Summary Compensation Table

The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the years ended June 30, 2019 and 2018 by our “named executive officers,” consisting of (i) each individual serving as principal executive officer, and (ii) our Chief Financial Officer/Chief Operating Officer, our other executive officer.

				Stock	Warrant	Non-Equity Incentive Plan	Changes in Pension Value and Non-Qualified Deferred	All Other
	Year	Salary	Bonus	Awards (1)	Awards	Compensation	Compensation	Compensation	Totals

Igor Gorodnitsky	2019	173,800	$–	–	$–	$–	$–	$–	$173,800
President, Principal Executive Officer	2018	169,000	$–	–	$–	$–	$–	$–	$169,000

Naum Voloshin	2019	173,800	$–	–	$–	$–	$–	$–	$173,800
Principal Accounting Officer	2018	169,000	$–	–	$	$–	$–	$–	$169,000

Outstanding Equity Awards at Fiscal Year-End

The table below reflects all outstanding equity awards made to each of the named executive officers that are outstanding as of June 30, 2019.

		Option Awards
		Number	Number
		of securities	of securities
		Underlying	Underlying
	Option/warrant	Unexercised	Unexercised	Option/warrant	Option/warrant
	grant	Options/warrants	Option/warrant	Exercise	Expiration
Name	date	# Exercisable	# Unexercisable	Price	Date

Igor Gorodnitsky	12/18/2012	4,250,000	–	$0.05	12/18/2022
President and	3/20/2013	5,000,000	–	$0.04	3/20/2023
Principal Executive Officer	1/13/2017	3,000,000	–	$0.03	1/13/2027

Naum Voloshin	10/10/2013	3,000,000	–	$0.04	10/10/2023
Principal Accounting Officer	1/13/2017	3,000,000	–	$0.03	1/13/2027

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

2019 Director Compensation

The following table sets forth information for the fiscal year ended June 30, 2018 regarding the compensation of our directors who at June 30, 2019 were not also named executive officers.

	Fees			Non-equity
	Earned			inventive	Non-qualified
	or paid	Stock	Option	plan	deferred	All other
	in cash	Awards	Awards	compensation	compensation	compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)

James Fuller (1)	$–	$–	$–	$–	$–	$–	$–

As of June 30, 2019, the following table sets forth the number of aggregate outstanding option awards held by each of our directors who were not also named executive officers:

Name	Aggregate Number of Option Awards

–

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information regarding the beneficial ownership of our common stock as of October 3, 2019, (the “Evaluation Date”) by: (i) each of our current directors, (ii) each of our named executive officers, and (iii) all such directors and executive officers as a group. We know of no other person or group of affiliated persons who beneficially own more than five percent of our common stock. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 196,997,906 shares outstanding as of the Evaluation Date, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable within 60 days of the Evaluation Date. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Amount and			Amount and
Nature of			Nature of
Title of		Title of	Beneficial
Name of Beneficial Owner		Class	Ownership	Class (1)

Igor Gorodnitsky	(1)	Common Stock	17,250,000	8.75%
President, Principal Executive Officer, Director

James Fuller	(1)	Common Stock	2,837,500	1.44%
Chairman of Audit Committee, Director

Naum Voloshin	(1)	Common Stock	6,000,0000	3%
Principal Accounting Officer

Directors and Officers	(1)	Common Stock	26,087,500	13.9%
(as a group, three individuals)

_____________

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

Accrued Payroll and Payroll Taxes

As of June 30, 2019, and 2018, the Company had accrued unpaid salaries to officers and former officers amounting to $889,000 and $889,000 respectively. During the year ended June 30, 2018, accrued salary of $131,000 due to a former director was settled for a payment of $30,000.

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

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Weinberg & Company, P.A. for the years ended June 30, 2019 and 2018. All fees described below were approved by the Board:

	June 30, 2019	June 30, 2018

Audit Fees and Expenses (1)	$77,000	$83,000
Audit Related Fees (2)	$–	$–
All Other Fees	$7,000	$13,000

___________

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

(2)	The audit related fees were for professional services rendered for additional filing for registration statements and forms with the SEC.

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

3.   Exhibits

The exhibits required by Item 601 of Regulation S-K are included in Item 15(b) below.

(b) - Exhibits.

Exhibit		Filed		Incorporated by Reference
Number	Exhibit Description	Herewith	Form	Period Ended	Exhibit	Filing Date

3(i)(a)	Articles of Incorporation - original name of Bioenergy, Inc.		SB-2	N/A	3.1	October 19, 2006
3(i)(b)	Articles of Incorporation - Amended and Restated.		10-Q	December 31, 2008	3-1	February 17, 2009
3(i)(c)	Articles of Incorporation - Amended and Restated.		10-Q	June 30, 2009	3-1	May 14, 2009
3(i)(d)	Articles of Incorporation - Amended; increase in authorized shares.		8-K	N/A	N/A	October 29, 2009
3(i)(e)	Articles of Incorporation - Certificate of Amendment; forward split.		10-Q	September 30, 2009	3-1	November 16, 2009
10.1	Patent Assignment Agreement between the Company and Roman Gordon dated July 1, 2008.		8-K	June 30, 2009	10.1	May 18, 2010
10.2	Patent Assignment Agreement between the Company and Igor Gorodnitsky dated July 1, 2008.		8-K	June 30, 2009	10.2	May 18, 2010
10.3	Assignment of Patent Assignment Agreement between the Company and Roman Gordon.		8-K	June 30, 2009	10.3	May 18, 2010
10.4	Assignment of Patent Assignment Agreement between the Company and Igor Gorodnitsky.		8-K	June 30, 2009	10.4	May 18, 2010
10.5	Employment Agreement between the Company and Roman Gordon date March 17, 2008.		10-K/A	June 30, 2009	10.3	October 20, 2011
10.6	Employment Agreement between the Company and Igor Gorodnitsky dated March 17, 2008.		10-K/A	June 30, 2009	10.4	October 20, 2011
10.7	Employment Agreement with R.L. Hartshorn dated Sept. 22, 2009.		10-Q	December 31, 2011	10.70	February 10, 2012
10.8	Employment and Confidentiality and Invention Assignment Agreement between the Company and Varvara Grichko. dated April 30, 2008.		10-Q	December 31, 2010	10.3	February 11, 2011
10.9	Board of Director Agreement - James Fuller.		10-Q	December 31, 2011	10.12	October 20, 2011

10.10	Technology and License Agreement with Desmet Ballestra dated May 14, 2012.		10-K	June 30, 2012	10.10	October 12, 2012
10.11	Convertible Note Payable - Prolific Group LLC - $25,000.		10-Q	December 31, 2011	10.40	February 10, 2012
10.12	Convertible Note Payable - Tripod Group LLC - $30,000.		10-Q	December 31, 2011	10.41	February 10, 2012
14.1	Code of Business Conduct and Ethics*		10-K	June 30, 2011	14.1	September 28, 2011
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
99.1	Loan Agreement - Desmet Ballestra - Oct. 26, 2010		10-Q	September 30, 2010	99.1	November 12, 2010

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

*	In accordance with Regulation S-K 406 of the Securities Act of 1934, we undertake to provide to any person without charge, upon request, a copy of our “Code of Business Conduct and Ethics”. A copy may be requested by sending an email to info@cavitationtechnologies.com.

(c) - Financial Statement Schedules

See Item (a) 2 above.

ITEM 16.	SUMMARY. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	October 15, 2019
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	October 15, 2019
N. Voloshin	(Principal Financial Officer)

/s/ James Fuller	Audit Committee Chairman,	October 15, 2019
James Fuller	Independent Financial Expert

