Form 10-Q
period 2019-09-30
Cavitation Technologies, Inc.
filed 2019-11-19
CIK 1376793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 14, 2019, the issuer had 196,997,906 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2019	2019
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$941,000	$649,000
Accounts receivable	104,000	240,000
Inventory	45,000	57,000
Total current assets	1,090,000	946,000

Property and equipment, net	55,000	65,000
Operating lease right-of-use asset	313,000	–
Other assets	10,000	10,000
Total assets	$1,468,000	$1,021,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$129,000	$187,000
Accrued payroll and payroll taxes due to officers	864,000	892,000
Related party payable	1,000	1,000
Advances from distributors	941,000	760,000
Operating lease liability, current portion	41,000	–
Total current liabilities	1,976,000	1,840,000

Operating lease liability, net of current portion	273,000	–
Total Liabilities	2,249,000	1,840,000

Commitments and contingencies	–	–

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2019 and June 30, 2018, respectively	–	–
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 196,997,906 shares issued and outstanding as of September 30, 2019 and June 30, 2019, respectively	197,000	197,000
Additional paid-in capital	23,090,000	23,090,000
Accumulated deficit	(24,068,000)	(24,106,000)
Total stockholders' deficit	(781,000)	(819,000)
Total liabilities and stockholders' deficit	$1,468,000	$1,021,000

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	September 30,
	2019	2018

Revenue	$351,000	$55,000
Cost of revenue	(12,000)	(5,000)
Gross profit	339,000	50,000

General and administrative expenses	299,000	304,000
Research and development expenses	2,000	2,000
Total operating expenses	301,000	306,000

Net income (loss)	$38,000	$(256,000)

Net income (loss) per share,
Basic and Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding,
Basic and Diluted	196,997,906	196,797,906

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited)
THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Three Months Ended September 30, 2019 (unaudited)
	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total

Balance at June 30, 2019	196,997,906	$197,000	$23,090,000	$(24,106,000)	$(819,000)

Net income	–	–	–	38,000	38,000
Balance at September 30, 2019	196,997,906	$197,000	$23,090,000	$(24,068,000)	$(781,000)

	Three Months Ended September 30, 2018 (unaudited)
	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total

Balance at June 30, 2018	196,797,906	$197,000	$22,641,000	$(23,383,000)	$(545,000)

Net loss	–	–	–	(256,000)	(256,000)
Balance at September 30, 2018	196,797,906	$197,000	$22,641,000	$(23,639,000)	$(801,000)

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended September 30,
	2019	2018

Operating activities:
Net Income (Loss)	$38,000	$(256,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,000	10,000
Amortization of operating lease right-of-use asset	12,000	–
Effect of changes in:
Accounts receivable	136,000	(55,000)
Inventory	12,000	5,000
Accounts payable and accrued expenses	(86,000)	(38,000)
Advances from distributors	181,000	50,000
Operating lease liability	(11,000)	–
Net cash provided by (used in) operating activities	292,000	(284,000)
Cash, beginning of period	649,000	945,000
Cash, end of period	$941,000	$661,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$1,600

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three months ended September 30, 2019 and 2018

Note 1 - Organization and Summary of Significant Accounting Policies

Cavitation Technologies, Inc. (the Company," "CTi," "we," "us," and "our") is a Nevada corporation originally incorporated under the name Bio Energy, Inc. The Company has developed, patented, and commercialized proprietary technology that may be used in liquid processing applications.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") as promulgated in the United States of America ("U.S.") and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three months ended September 30, 2019 are not indicative of the results that may be expected for the fiscal year ending June 30, 2020. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2019 filed with the SEC on October 15, 2019. The condensed consolidated balance sheet as of June 30, 2019 has been derived from the audited financial statements included in the Form 10-K for that year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of September 30, 2019, the Company had a stockholders’ deficit of $781,000 and a working capital deficit of $886,000. The Company has also been dependent on certain aspects of its funding from technology and license agreements with its distributors, Desmet Ballestra (Desmet) and GEA Westfalia (GEA). These factors, among others, raise doubt about the Company's ability to continue as a going concern. In addition, our independent registered public accounting firm, in their report on our audited financial statements for the fiscal year ended June 30, 2019, expressed doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s plan is to generate income from operations by continuing to license its technology globally. Currently, we have a Research and Development (R&D) Marketing and Technology License agreements with two customers, Desmet and GEA, in which Desmet and GEA provide monthly advances to be applied to future gross profit revenues. Desmet provides advance of $50,000 per month through October 2021, and GEA provides advances to the Company of $25,000 per month through January 2020.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. Significant estimates include the in reserve for inventory obsolescence, impairment analysis for fixed assets, accrual of potential liabilities, valuation of deferred tax assets and assumptions used in valuing our stock options, warrants, and common stock issued for services, among other items. Actual results could differ from these estimates.

Revenue Recognition

The Company follows the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients

Revenue from sale of our Nano Reactors is recognized when products are shipped from our manufacturing facilities as this is our sole performance obligation under these contracts and we have no continuing obligation to the customer.

In addition, the Company recognizes revenue from its share of gross profit to be earned from distributors, as defined, which we treat as variable consideration and recognize using the most likely amount method. Estimates are available from our distributor which are considered in the determination of the most likely amount. However, given the lack of control over the sale to the end customer and the lack of history of prior sales, the amount of gross profit revenue recognized is limited to the actual amount of cash received under the contract which the Company has determined is not refundable and it is probable that a significant revenue reversal of cumulative product revenue under the contract will not occur.

Lease

Prior to July 1, 2019, start of our fiscal year, the Company accounted for leases under Accounting Standards Codification (“ASC”) 840, Accounting for Leases. Effective July 1, 2019, the Company adopted the guidance of ASC 842, Leases (“ASC 842”), which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its office lease as a single lease component. Lease expense is recognized on a straight-line basis over the lease term. The adoption of ASC 842 on July 1, 2019 resulted in the initial recognition of operating lease right-of-use assets of $325,000, lease liabilities for operating leases of $325,000, and a zero cumulative-effect adjustment to accumulated deficit (see Note 3).

Fair Value Measurement

The Company follows the guidance of ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

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

On September 30, 2019 and June 30, 2019, the fair values of cash and cash equivalents, accounts receivable, inventory and accounts payable and accrued expenses approximate their carrying values due to their short-term nature.

Concentrations

Cash is deposited in one financial institution. The balances held at this financial institution at times may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits of up to $250,000.

The Company’s revenue was mainly derived from sales of its Nano Reactor® and Nano Neutralization® System to Desmet. During the three months ended September 30, 2019 and 2018, 100% of recorded revenues, respectively, were derived from Desmet (see Note 2).

At September 30, 2019 and June 30, 2019, 100% of accounts receivable, respectively, were due from Desmet.

As of September 30, 2019, three vendors and/or professional consultants accounted for 58%, 22% and 17%, respectively, of accounts payable. As of June 30, 2019, three vendors and/or professional consultants accounted for 49%, 33% and 11%, respectively, of accounts payable.

Earnings (Loss) Per Share

The Company’s computation of earnings (loss) per share (EPS) includes basic and diluted EPS. Basic EPS is calculated by dividing the Company’s net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Shares of restricted stock subject to vesting are included in basic weighted average common shares outstanding from the time they vest. Diluted EPS reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income (loss) of the Company. In computing diluted loss per share, the treasury stock method assumes that outstanding options, and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

As of September 30, 2019, the Company had 11,000,000 stock options and 79,263,176 stock warrants outstanding to purchase shares of common stock that were not included in the diluted net income per common share because their effect would be anti-dilutive.

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

Recent Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. ASU 2016-13 is effective for the Company beginning July 1, 2023 and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

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

During the three months ended September 30, 2019, the Company recorded sales of $207,000 from reactor sales and $144,000 from gross profit share for a total revenue of $351,000 from Desmet.

At June 30, 2019, advances from Desmet totaled $33,000. During the three months ended September 30, 2019, the Company received advances of $250,000, of which, $144,000 was recorded as revenues. As of September 30, 2019, advances from Desmet totaled $139,000.

During the three months ended September 30, 2018, the Company recorded sales of $55,000 from reactor sales to Desmet. There was no gross profit share recorded during that period.

GEA Westfalia Agreement

In January 2017 we entered into a global technology license, R&D and marketing agreement with respect to our patented Nano Reactor™ technology, processes and applications with GEA Westfalia (GEA). Under the agreement, GEA has been granted a worldwide exclusive license to integrate our patented technology into water treatment application, milk and juice pasteurization, and certain food related processes. The license agreement between us and GEA has a three-year term and provides us monthly advances of $25,000 through January 2020 to be applied to future license fees or share of gross profit, as defined.

As of June 30, 2019, outstanding advances from GEA to be applied to share in gross profit in future period amounted to $727,000. During the period ended September 30, 2019, we received additional advances totaling $75,000 from GEA. As of September 30, 2019, outstanding advance from GEA amounted to $802,000. There were no reactor sales or gross profit or margin revenue recognized during the period ended September 30, 2019.

Disaggregation of revenues

The following table provides information about disaggregated revenue based on revenue by service lines:

	Three Months Ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Revenue:
Revenue from reactor sales	$207,000	$55,000
Revenue from share of gross profit	144,000	–
Total revenue	$351,000	$55,000

Advances from distributors

Our contract balances include advances from distributors deferred revenue. For contracts where the performance obligation is not completed, advances are recorded for any payments received in advance of the performance obligation.

Changes in advances from distributors were as follows at September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
	(Unaudited)	(Unaudited)
Advances from distributors, beginning of period	$760,000	$427,000
New contract liabilities	325,000	50,000
Performance obligations satisfied	(144,000)	–
Advances from distributors, end of period	$941,000	$477,000

Note 3 – Operating Lease

The Company leases certain warehouse and corporate office space under lease agreement with monthly payments over a period of 67 months. We determine if an arrangement is a lease at inception. Lease assets are presented as operating lease right-of-use assets and the related liabilities are presented as lease liabilities in our consolidated balance sheets.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in lease arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Three Months Ended September 30, 2019

Lease cost
Operating lease cost (included in general and administrative in the Company’s unaudited condensed statement of operations)	$19,000

Other information
Cash paid for amounts included in the measurement of lease liabilities	$–
Weighted average remaining lease term – operating leases (in years)	5.33
Average discount rate – operating leases	8.5%

The supplemental balance sheet information related to leases for the period is as follows:

At September 30, 2019

Operating leases
Long-term right-of-use assets	$313,000

Short-term operating lease liabilities	$41,000
Long-term operating lease liabilities	273,000
Total operating lease liabilities	$314,000

Year ending June 30	Operating Leases

2020 (remaining 9 months)	$52,000
2021	71,000
2022	72,000
2023	75,000
2024	78,000
2025 and thereafter	47,000
Total lease payments	395,000
Less: Imputed interest/present value discount	(81,000)
Present value of lease liabilities	$314,000

Note 4 - Stockholders' Deficit

Stock Options

The Company has not adopted a formal stock option plan. However, it has assumed outstanding stock options resulting from the acquisition of its wholly-owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non- plan grants. A summary of the stock option activity during the three months ended September 30, 2019 is as follows:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at June 30, 2019	11,000,000	$0.03	3.36
Granted	–	–	–
Forfeited	–	–	–
Exercised	–	–	–
Expired	–	–	–
Outstanding at September 30, 2019	11,000,000	$0.03	3.11
Exercisable and vested at September 30, 2019	11,000,000	$0.03	3.11

As of September 30, 2019, all outstanding options are fully vested. As of September 30, 2019, the intrinsic value of the outstanding options was $110,000. The following table summarizes additional information concerning options outstanding and exercisable at September 30, 2019.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.03	11,000,000	3.11	$0.03	11,000,000	3.11

Warrants

A summary of the Company's warrant activity and related information for the three months ended on September 30, 2019 is as follows.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at June 30, 2019	79,263,176	$0.08	4.45
Granted	–	–	–
Exercised	–	–	–
Expired	(1,366,665)	–	–
Outstanding at September 30, 2019	77,896,511	0.08	4.31
Vested and exercisable at September 30, 2019	77,896,511	$0.08	4.31

As of September 30, 2019, all outstanding warrants are fully vested. As of September 30, 2019, the intrinsic value of the outstanding warrants was $204,000. The following table summarizes additional information concerning warrants outstanding and exercisable at September 30, 2019.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.03 - 0.07	58,303,184	6.50	$0.05	58,303,184	$0.05
$0.12	19,593,327	3.00	$0.12	19,593,327	$0.12
	77,896,511			77,896,511

Note 5 - Commitments and Contingencies

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two parties, our President and Technology Development Supervisor, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and the Technology Development Supervisor have been assigned to the Subsidiary.  In exchange, the Subsidiary agreed to pay a royalty of 5% of gross revenues to each of the President and Technology Development Supervisor for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by Cavitation Technologies on May 13, 2010 from its subsidiary. The Company's President and Global Technology Manager both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through September 30, 2019.

On April 30, 2008 and as amended on November 22, 2010, our wholly owned subsidiary entered into an employment agreement with our former Director of Chemical and Analytical Department (the "Inventor") to receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of September 30, 2019, no patents have been granted in which this person is the legally named inventor.

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

Management's Plan

We are engaged in manufacturing our Nano-Reactors, which are designed to help refine vegetable oils such as soybean, canola, sunflower and rapeseed.  Our near-term goal is to continue to sell our systems through our partners, Desmet Ballestra and GEA. During three months ended September 30, 2019 we recorded revenues of $351,000 and realized a net income of $38,000.  As of September 30, 2019 the Company had a working capital deficit of $886,000 and a stockholders' deficit of $781,000. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

As of September 30, 2019 we had cash and cash equivalents on hand of $941,000. In addition to the funds on hand, Management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to market our technology and products globally through our strategic partner, such as Desmet Ballestra and GEA Group. Further, we believe our business development with Alchemy Beverages, Inc. may start generating revenues and royalties payment in our Fiscal 2020.

During the past several years we have developed a number of new applications utilizing the core principal of our technology. Our low pressure non-reactors (LPN) can be utilized in multiple industries that process large volumes of fluids and emulsions, we expect to start commercial sales in our fiscal 2020. Further, we have miniaturized our non-reactors to be utilized in various consumer oriented products, such as, processing and enhancing spirits and wines, drinking water with infusion of vitamins, minerals and cannabidiol (CBD) oil.

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

Critical Accounting Policies

Revenue Recognition

The Company follows the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients

Revenue from sale of our Nano Reactors is recognized when products are shipped from our manufacturing facilities as this is our sole performance obligation under these contracts and we have no continuing obligation to the customer.

In addition, the Company recognizes revenue from its share of gross profit to be earned from distributors, as defined, which we treat as variable consideration and recognize using the most likely amount method. Estimates are available from our distributor which are considered in the determination of the most likely amount. However, given the lack of control over the sale to the end customer and the lack of history of prior sales, the amount of gross profit revenue recognized is limited to the actual amount of cash received under the contract which the Company has determined is not refundable and it is probable that a significant revenue reversal of cumulative product revenue under the contract will not occur.

Recently Issued Accounting Standards

See Note 1 of the Condensed Consolidated Financial Statements for a discussion of recently issued accounting standards.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2019 and 2018

	For the Three Months Ended
	September 30,
	2019	2018	$ Change	% Change

Revenue	$351,000	$55,000	$296,000	538%
Cost of revenue	(12,000)	(5,000)	7,000	143%
Gross profit	339,000	50,000	289,000	578%

General and administrative expenses	299,000	304,000	(5,000)	(2)%
Research and development expenses	2,000	2,000	–	–
Total operating expenses	301,000	306,000	(5,000)	(2)%
Net loss/Income	$38,000	$(256,000)	294,000	115%

Revenue

The Company generates revenues from the sale of the Nano Reactor® to customers/distributor as well as share in gross profit from the sale of such reactors by our distributors to their customers.

During the three months ended September 30, 2019, the Company recognized revenues of $351,000 from sale of reactors and corresponding share in gross profit revenues to Desmet pursuant to three purchase orders.

During the three months ended September 30, 2018, the Company recognized revenues of $55,000 from sale of reactors to Desmet pursuant to one purchase order. There was no gross profit revenues recognized during this period.

Cost of Revenue

During the three months ended September 30, 2019, our cost of sales amounted to $12,000, and to $5,000 during the same period in prior year, which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the three months ended September 30, 2019 amounted to $301,000 compared with $306,000 for the same period in 2018, a decrease of $5,000, or 2%. Significant increase during the current period were increase in advertising and marketing expenses of $10,000 and increase in personnel salary of 24,000. These amounts were reduced by decrease in legal and professional fees of $9,000.

Research and development (R&D) expenses remained relatively low as we continued to rely on Desmet and GEA for support in R&D and development of new applications for our technology. It is our intention to pursue R&D as our cash position permits.

Liquidity and Capital Resources

During the three months ended September 30, 2019, the Company realized a net income of $38,000 compared to a net loss of $256,000 in September 30, 2018, had a working capital deficit of $886,000 and a stockholders' deficit of $781,000 at September 30, 2019. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2019 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern.

As of September 30, 2019, we had cash and cash equivalents on hand of $941,000. The Company has also been dependent on certain aspects of its funding from technology and license agreements with its distributors, Desmet Ballestra (Desmet) and GEA Westfalia (GEA). In addition to the funds on hand, management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partners, Desmet, GEA, and recent agreements with Alchemy Beverages, Inc.(ABI) and Enviro Watertek (EW).

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of September 30, 2019, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There were additional controls implemented in internal control over financial reporting during the first quarter of fiscal 2020.

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

None.

Item 4 - Mine Safety Disclosures

None.

Item 5 - Other Information

None.

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

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	November 19, 2019
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	November 19, 2019
N. Voloshin	(Principal Financial Officer)

/s/ Jim Fuller	Audit Committee Chairman,	November 19, 2019
Jim Fuller	Independent Financial Expert

