Form 10-Q
period 2019-12-31
Cavitation Technologies, Inc.
filed 2020-02-14
CIK 1376793

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

YES    ☐       NO    ☒

As of February 14, 2020, the issuer had 196,997,906 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30
	2019	2019
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$737,000	$649,000
Account receivable	16,000	240,000
Inventory	69,000	57,000
Total current assets	822,000	946,000

Property and equipment, net	46,000	65,000
Operating lease right-of-use asset, net	338,000	–
Other assets	10,000	10,000
Total assets	$1,216,000	$1,021,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$131,000	$187,000
Accrued payroll and payroll taxes due to officers	892,000	892,000
Related party payable	1,000	1,000
Customer advances	992,000	760,000
Operating lease liability, current portion	53,000	–
Total current liabilities	2,069,000	1,840,000

Operating lease liability, net of current portion	288,000	–
Total liabilities	2,357,000	1,840,000

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2019 and June 30, 2019 respectively	–	–
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 196,997,906 shares issued and outstanding as of December 31, 2019 and June 30, 2019, respectively	197,000	197,000
Additional paid-in capital	23,284,000	23,090,000
Accumulated deficit	(24,622,000)	(24,106,000)
Total stockholders' deficit	(1,141,000)	(819,000)
Total liabilities and stockholders' deficit	$1,216,000	$1,021,000

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$25,000	$353,000	$376,000	$408,000
Cost of revenue	–	2,000	12,000	7,000
Gross profit	25,000	351,000	364,000	401,000

Operating expenses:
General and administrative expenses	575,000	785,000	874,000	1,089,000
Research and development expenses	4,000	6,000	6,000	8,000
Total operating expenses	579,000	791,000	880,000	1,097,000

Net loss	$(554,000)	$(440,000)	$(516,000)	$(696,000)

Net Loss per share,
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, Basic and Diluted	196,997,906	196,997,906	196,997,906	196,997,906

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited)

Three Months Ended December 31, 2019

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at September 30, 2019	196,997,906	$197,000	$23,090,000	$(24,068,000)	$(781,000)
Fair value of warrants granted for services	–	–	194,000		194,000
Net loss				(554,000)	(554,000)
Balance at December 31, 2019	196,997,906	$197,000	$23,284,000	$(24,622,000)	$(1,141,000)

Six Months Ended December 31, 2019

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at June 30, 2019	196,997,906	$197,000	$23,090,000	$(24,106,000)	$(819,000)
Fair value of warrants granted for services	–	–	194,000		194,000
Net loss				(516,000)	(516,000)
Balance at December 31, 2019	196,997,906	$197,000	$23,284,000	$(24,622,000)	$(1,141,000)

Three Months Ended December 31, 2018

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at September 30, 2018	196,997,906	$197,000	$22,641,000	$(23,639,000)	$(801,000)
Fair value of warrants granted for services			115,000		115,000
Fair value of modified warrants			334,000		334,000
Net loss				(440,000)	(440,000)
Balance at December 31, 2018	196,997,906	$197,000	$23,090,000	$(24,079,000)	$(792,000)

Six Months Ended December 31, 2018

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at June 30, 2018	196,997,906	$197,000	$22,641,000	$(23,383,000)	$(545, 000)
Fair value of warrants granted for services	–	–	115,000		115,000
Fair value of modified warrants			334,000		334,000
Net loss				(696,000)	(696,000)
Balance at December 31, 2018	197,997,906	$197,000	$23,090,000	$(24,079,000)	$(792,000)

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended December 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(516,000)	$(696,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,000	21,000
Fair value of warrants issued for services	194,000	115,000
Fair value of modified warrants	–	334,000
Amortization of operating lease right-of-use assets	30,000	–
Change in operating assets and liabilities:
Accounts receivable	224,000	(124,000)
Inventory	(12,000)	7,000
Accounts payable and accrued expenses	(56,000)	(38,000)
Accrued payroll and payroll taxes due to officers	–	–
Customer advances	232,000	150,000
Operating lease liability	(27,000)	–
Net cash provided by (used in) operating activities	88,000	(231,000)

Cash flows from investing activities:
Purchase of property and equipment	–	(15,000)
Net cash used in investing activities	–	(15,000)

Net increase (decrease) in cash	88,000	(246,000)
Cash, beginning of period	649,000	945,000
Cash, end of period	$737,000	$699,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$1,600

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of and for the six months ended December 31, 2019 and 2018

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") as promulgated in the United States of America ("U.S.") and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the six months ended December 31, 2019 are not indicative of the results that may be expected for the fiscal year ending June 30, 2020. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2019 filed on October 15, 2019. The condensed consolidated balance sheet as of June 30, 2019 has been derived from the audited financial statements included in the Form 10-K for that year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplates continuation of the Company as a going concern. During the six months ended December 31, 2019, the Company incurred a loss of $516,000 and at December 31, 2019, the Company had a stockholders’ deficit of $1,141,000 and a working capital deficit of $1,247,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In addition, our independent registered public accounting firm, in their report on our audited financial statements for the fiscal year ended June 30, 2019, raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s plan is to generate income from operations by continuing to license its technology globally. Currently, we have a Research and Development (R&D) Marketing and Technology License agreements with two customers, Desmet Ballestra Group NV (Desmet) and GEA Westfalia AG (GEA), in which Desmet and GEA provide monthly advances to be applied to future gross profit revenues. Desmet provides advance of $50,000 per month through October 2021, and GEA provides advances to the Company of $25,000 per month through January 2020. The Company is currently in negotiations with GEA as the corresponding agreement is scheduled to expire in March 2020.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in allowance for bad debts, reserve for inventory obsolescence, impairment analysis for fixed assets, accrual of potential liabilities, the valuation allowance for deferred tax assets, and assumptions used in valuing our stock options, warrants, and common stock issued for services, among other items. Actual results could differ from these estimates.

Revenue Recognition

The Company follows the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

Revenue from sale of our Nano Reactors is recognized when products are shipped from our manufacturing facilities as this is our sole performance obligation under these contracts and we have no continuing obligation to the customer.

The Company also recognizes revenue from its share of gross profit to be earned from distributors, as defined, which we treat as variable consideration and recognize using the most likely amount method. Estimates are available from our distributor which are considered in the determination of the most likely amount. However, given the lack of control over the sale to the end customer and the lack of history of prior sales, the amount of gross profit revenue recognized is limited to the actual amount of cash received under the contract which the Company has determined is not refundable and that a significant future reversal of cumulative revenue under the contract will not occur.

In addition, the Company also recognizes revenues from usage fees of certain reactors. Usage fees are recognized based on actual usage by the customer.

Accounts Receivable

The Company evaluates the collectability of our trade accounts receivable based on a number of factors. In circumstances where it becomes aware of a specific customer’s inability to meet its financial obligations to us, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount that management believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due trade accounts receivable outstanding.  At June 30, 2019 and December 31, 2019, the Company did not provide any reserve for uncollectible accounts receivable.

Lease

Prior to July 1, 2019, start of our fiscal year, the Company accounted for leases under Accounting Standards Codification (“ASC”) 840, Accounting for Leases. Effective July 1, 2019, the Company adopted the guidance of ASC 842, Leases (“ASC 842”), which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its office lease as a single lease component. Lease expense is recognized on a straight-line basis over the lease term. The adoption of ASC 842 on July 1, 2019 resulted in the initial recognition of operating lease right-of-use assets of $368,000, lease liabilities for operating leases of $368,000, and a zero cumulative-effect adjustment to accumulated deficit (see Note 3).

Share-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees and non-employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

At December 31, 2019 and June 30, 2019, the fair values of cash and cash equivalents, inventory and accounts payable and accrued expenses approximate their carrying values due to their short-term nature.

Concentrations

Cash is deposited in one financial institution. The balances held at this financial institution at times may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits of up to $250,000.

The Company’s revenue was mainly derived from sales of its Nano Reactor® and Nano Neutralization® System to Desmet and reactor usage fee from Enviro Watertek, LLC (“EW”). During the three months ended December 31, 2019 and 2018, 100% of recorded revenues, were derived from EW and Desmet, respectively (see Note 2). During the six months ended December 31, 2019 and 2018, 94% and 100% of recorded revenues, respectively, were derived from Desmet (see Note 2)

At December 31, 2019, 100% of accounts receivable was due from EW. At June 30, 2019, 100% of accounts receivable was due from Desmet.

As of December 31, 2019, three vendors accounted for 57%, 26% and 11%, respectively, of accounts payable. As of June 30, 2019, three vendors and/or professional consultants accounted for 49%, 33% and 11%, respectively, of accounts payable.

Earnings (Loss) Per Share

The Company’s computation of earnings (loss) per share (EPS) includes basic and diluted EPS. Basic EPS is calculated by dividing the Company’s net income (loss) available to common stockholders by the weighted average number of common shares during the period. Shares of restricted stock subject to vesting are included in basic weighted average common shares outstanding from the time they vest. Diluted EPS reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income (loss) of the Company. In computing diluted EPS, the treasury stock method assumes that outstanding options and warrants are exercised, and the proceeds are used to purchase common stock at the average market price and there were no instruments that would result in issuance of additional shares during the period.

As of December 31, 2019, the Company had 11,000,000 stock options and 87,696,511 stock warrants outstanding to purchase shares of common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive.

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

Note 2 – Contracts with Customers

Desmet Ballestra Agreement

In October 2018, we signed a three-year global R and D, Marketing and Technology License Agreement with Desmet Ballestra Group NV (Desmet) for the sale and licensing of our reactors. This agreement is a continuation of an original agreement we signed with Desmet in 2012, and amended in 2016. As part of the October 2018 agreement, Desmet agreed to provide us monthly advances of $50,000 through October 1, 2022 to be applied against gross profit share from future sales.

During the three and six months ended December 31, 2019, the Company recorded sales of $207,000 from reactor sales and $144,000 from the Company’s share of gross profit for a total revenue of $351,000 from Desmet.

During the six months ended December 31, 2018, the Company recorded sales of $85,000 from reactor sales to Desmet and the Company’s share of gross profit of $323,000 for a total revenue of $408,000 from Desmet. During the three months ended December 31, 2018, the Company recorded sales of $30,000 from reactor sales to Desmet and the Company’s share of gross profit of $323,000 for a total revenue of $353,000 from Desmet.

At June 30, 2019, advances from Desmet totaled $33,000. During the six months ended December 31, 2019, the Company received advances of $250,000, of which, $144,000 was recorded as revenues. As of December 31, 2019, advances from Desmet totaled $139,000.

GEA Westfalia Agreement

In January 2017 we entered into a global technology license, R&D and marketing agreement with GEA Westfalia AG (GEA) with respect to our patented Nano Reactor™ technology, processes and applications. Under the agreement, GEA has been granted a worldwide exclusive license to integrate our patented technology into water treatment application, milk and juice pasteurization, and certain food related processes. The license agreement between us and GEA has a three-year term and provides for the payment of $300,000 per year in advanced license fees or share in gross margin or profit to us.

As of December 31, 2019, outstanding advances from GEA to be applied to share in gross profit in future period amounted to $853,000. There were no reactor sales or share of gross profit revenue recognized during the periods ended December 31, 2019 and 2018.

The agreement with GEA is scheduled to expire in March 2020. The Company is currently in negotiations with GEA to renew the agreement.

Enviro Watertek, LLC Agreement

In April 2019, we entered into a licensing and service contract agreement with Enviro Watertek, LLC (“EW”). This agreement covers our industrial treatment of produced and frack water. Our agreement with EW provides for sales of Nano Reactors® plus recurring revenue stream based on processing frack water volumes and utilization over a 15 year term but can be terminated by either party every anniversary.

During the three and six months ended December 31, 2019, the Company recorded revenues of $25,000 from the usage of reactors previously sold to EW in fiscal 2019. There was no sale of reactors during the three and six months ended December 31, 2019 and 2018.

Disaggregation of Revenues

The following table provides information about disaggregated revenue based on revenue by service lines:

	Six Months Ended December 31,
	2019	2018

Revenues:
Revenues from sale of reactors	$207,000	$85,000
Revenue from share of gross profit	144,000	323,000
Revenue from usage fees	25,000	–
Total	$376,000	$408,000

	Three Months Ended December 31,
	2019	2018

Revenues:
Revenues from sale of reactors	$–	$30,000
Revenue from share of gross profit	–	323,000
Revenue from usage fees	25,000	–
Total	$25,000	$353,000

Advances from distributors

Our contracts include advances from distributors. For contracts where the performance obligation is not completed, advances are recorded for any payments received in advance of the performance obligation.

Changes in advances from distributors were as follows at December 31, 2019 and 2018:

	Six Months Ended December 31,
	2019	2018

Advances from distributors, beginning of period	$760,000	$427,000
New contract liabilities	376,000	150,000
Performance obligations satisfied	(144,000)	–
Advances from distributors, end of period	$992,000	$577,000

Note 3 – Operating Lease

The Company leases certain warehouse and corporate office space under operating lease agreement. We determine if an arrangement is a lease at inception. Lease assets are presented as operating lease right-of-use assets and the related liabilities are presented as lease liabilities in our consolidated balance sheets.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Six Months Ended December 31, 2019

Lease cost
Operating lease cost (included in general and administrative in the Company’s unaudited condensed statement of operations)	$37,000

Other information
Cash paid for amounts included in the measurement of lease liabilities	$34,000
Weighted average remaining lease term – operating leases (in years)	5.08
Average discount rate – operating leases	4%

The supplemental balance sheet information related to leases for the period is as follows:

At December 31, 2019

Operating leases
Long-term right-of-use assets	$338,000

Short-term operating lease liabilities	$53,000
Long-term operating lease liabilities	288,000
Total operating lease liabilities	$341,000

Year ending June 30	Operating Lease

2020 (remaining 6 months)	$35,000
2021	71,000
2022	72,000
2023	75,000
2024	78,000
2025 and thereafter	47,000
Total lease payments	378,000
Less: Imputed interest/present value discount	(37,000)
Present value of lease liabilities	$341,000

Note 4 - Stockholders' Deficit

Stock Options

The Company has not adopted a formal stock option plan. However, it has assumed outstanding stock options resulting from the acquisition of its wholly-owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non- plan grants. A summary of the stock option activity during the six months ended December 31, 2019 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)

Outstanding at June 30, 2019	11,000,000	$0.03	3.36
- Granted	–	–	–
- Forfeited	–	–	–
- Exercised	–	–	–
- Expired	–	–	–
Outstanding at December 31, 2019, vested and exercisable	11,000,000	$0.03	2.86

There was no intrinsic value of the outstanding options as of December 31, 2019 as the exercise price of these options were greater than the market price. The following table summarizes additional information concerning options outstanding and exercisable at December 31, 2019.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)

$0.03	11,000,000	2.86	$0.03	11,000,000	2.86

Stock Warrants

A summary of the Company's warrant activity and related information for the six months ended on December 31, 2019 is as follows:

Warrants		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)

Outstanding at June 30, 2019	79,263,176	$0.08	4.36
Granted	9,800,000	0.03	–
Exercised	–
Expired	(1,366,665)
Outstanding at December 31, 2019 vested and exercisable	87,696,511	$0.07	4.09

During the six months ended December 31, 2019 the Company granted employees warrants to purchase 9,800,000 shares of common stock for services rendered. The warrants are fully vested, exercisable at $0.03 per share, and will expire in ten years. Total fair value of these warrants amounted to $194,000 based upon a Black-Scholes Option Pricing model using the following weighted-average assumptions:

December 31, 2019
Risk-free interest rate	1.72%
Expected term (years)	5
Expected volatility	250%
Expected dividend yield	0%

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

There was no intrinsic value of the outstanding warrants as of December 31, 2019 as the exercise price of these warrants were greater than the market price. The following table summarizes additional information concerning warrants outstanding and exercisable at December 31, 2019.

	Warrants Outstanding			Warrants Exercisable
Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)

$0.03 - 0.08	68,103,184	4.88	$0.03 - 0.08	68,103,184	$4.88
$0.12	19,593,327	4.00	$0.12	19,593,327	$4.00
	87,696,511			87,696,511

Note 5 - Commitments and Contingencies

Royalty Agreements

On July 1, 2008, the Company entered into Patent Assignment Agreements with two parties, our President and Technology Development Supervisor, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and the Technology Development Supervisor have been assigned to the Subsidiary.  In exchange, the Subsidiary agreed to pay a royalty of 5% of gross revenues to each of the President and Technology Development Supervisor for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by Cavitation Technologies on May 13, 2010 from its subsidiary. The Company's President and Technology Development Supervisor both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through December 31, 2019.

On April 30, 2008 and as amended on November 22, 2010, our wholly owned subsidiary entered into an employment agreement with our former Director of Chemical and Analytical Department (the "Inventor") to receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of December 31, 2019, no patents have been granted in which this person is the legally named inventor.

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

We are engaged in manufacturing our Nano-Reactors, which are designed to help refine vegetable oils, biodiesel transesterification and treatment of produced and frack water. Our near-term goal is to continue to sell our systems through our partners, Desmet Ballestra, EW and GEA.

During the past several years we have developed a number of new applications utilizing the core principal of our technology. Our low pressure non-reactors (LPN) can be utilized in multiple industries that process large volumes of fluids and we anticipate accelerated commercial sales in our fiscal 2020. Further, we have miniaturized our non-reactors to be utilized in various consumer oriented products, such as, processing and enhancing spirits and wines, drinking water with infusion of vitamins, minerals and cannabidiol (CBD) oil.

Desmet and GEA had provided monthly advances of $50,000 and $25,000 respectively, meanwhile, we have just started receiving revenue from EW, however, we anticipate that we may need additional funding, and may attempt to raise additional debt and/or equity financing to fund operations and additional working capital. However, there is no assurance that we will be successful in obtaining such financing or obtained sufficient amounts necessary to meet our business needs, or that we will be able to meet our future contractual obligations.

Critical Accounting Policies

Revenue Recognition

The Company follows the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

Revenue from sale of our Nano Reactors is recognized when products are shipped from our manufacturing facilities as this is our sole performance obligation under these contracts and we have no continuing obligation to the customer.

The Company also recognizes revenue from its share of gross profit to be earned from distributors, as defined, which we treat as variable consideration and recognize using the most likely amount method. Estimates are available from our distributor which are considered in the determination of the most likely amount. However, given the lack of control over the sale to the end customer and the lack of history of prior sales, the amount of gross profit revenue recognized is limited to the actual amount of cash received under the contract which the Company has determined is not refundable and that a significant future reversal of cumulative revenue under the contract will not occur.

In addition, the Company also recognizes revenues from usage fees of certain reactors. Usage fees are recognized based on actual usage by the customer.

Share-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees and non-employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

Results of Operations

Results of Operations for the Three Months Ended December 31, 2019 Compared to the Three Months Ended December 31, 2018

The following is a comparison of our results of operations for the three months ended December 31, 2019 and 2018.

	For the Three Months Ended
	December 31,
	2019	2018	$ Change	% Change

Revenue	$25,000	$353,000	$(328,000)	-93%
Cost of revenue		2,000	2,000	100%
Gross profit	25,000	351,000	(326,000)	-93%

General and administrative expenses	575,000	785,000	210,000	27%
Research and development expenses	4,000	6,000	2,000	33%
Total operating expenses	579,000	791,000	212,000	27%
Net loss	$(554,000)	$(440,000)	$(114,000)	26%

Revenue

The Company generates revenues from the sale of the Nano Reactor® to customers/distributor as well as share in gross profit from the sale of such reactors by our distributors to their customers.

During the three months ended December 31, 2019, the Company recognized usage fees revenues of $25,000 from Enviro Watertek, LLC.  There was no reactors sold or gross profit recognized.

During the three months ended December 31, 2018 we recorded $353,000 in revenue from sale of reactors to our distributor Desmet pursuant to four purchase orders and corresponding share in gross profit.

Cost of Revenue

During the three months ended December 31, 2019, our cost of sales amounted to $0 and to $2,000 during the same period in prior year, which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the three months ended December 31, 2019 amounted to $577,000 compared with $791,000 for the same period in 2018, a decrease of $210,000 or 27%. The decrease was mainly due to decrease in stock compensation expense of approximately $250,000.

Research and development (R&D) expenses remain low and it is our intention to pursue R&D as our cash position improves.

Results of Operations for the Six Months Ended December 31, 2019 Compared to the Six Months Ended December 31, 2018

The following is a comparison of our results of operations for the six months ended December 31, 2019 and 2018.

	For the Six Months Ended
	December 31,
	2019	2018	$ Change	% Change

Revenue	$376,000	$408,000	$(32,000)	-8%
Cost of revenue	12,000	7,000	5,000	71%
Gross profit	364,000	401,000	(37,000)	-9%

General and administrative expenses	874,000	1.089,000	(215,000)	-20%
Research and development expenses	6,000	8,000	(2,000)	–
Total operating expenses	880,000	1.097,000	(217,000)	-20%
Net loss	$(516,000)	$(696,000)	$(181,000)	-26%

Revenue

The Company generates revenues from the sale of the Nano Reactor® to customers/distributor as well as share in gross profit from the sale of such reactors by our distributors to their customers.

During the six months ended December 31, 2019 the Company recognized revenues of $351,000 from reactor sales to Desmet and usage fee of $25,000 from Enviro Watertek for the use of reactors for a total revenues of $376,000.

During the six months ended December 31, 2018, the Company recognized revenues of $85,000 from sale of reactors and $323,000 from share in gross profit to Desmet for a total revenues of $408,000

Cost of Revenue

During the six months ended December 31, 2019, our cost of sales amounted to $12,000 and to $7,000 during the same period in prior year, which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the six months ended December 31, 2019 amounted to $874,000 compared with $1,089,000 for the same period in 2018, a decrease of $218,000 or 20%. The decrease was mainly due to decrease in stock compensation expense of approximately $250,000.

Research and development (R&D) expenses remained low and it is our intention to pursue R&D as our cash position permits.

Liquidity and Capital Resource

During the six months ended December 31, 2019 the Company incurred a net loss of $516,000, and at December 31, 2019 had a working capital deficiency of $1,247,000 and a stockholders' deficit of $1,141,000. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2019 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2019, we had cash and cash equivalents on hand of $737,000 and are not generating sufficient revenues to fund operations. In addition, management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partners, Desmet Ballestra Group (Desmet), Enviro Watertek (EW), GEA Westfalia, AG (GEA), and Alchemy Beverages, Inc. (ABI). Desmet has been providing us monthly advances of $50,000 through October 1, 2022 to be applied against gross profit share from future sales. GEA has been providing us monthly advances of $25,000 through January 2020, to be applied against gross profit share from future sales. In June 2019, we entered into two licensing agreements with ABI and anticipate to start receiving certain royalties payments and revenue stream from ABI during fiscal 2019.

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

Cash Flow

Net cash generated from operating activities during the six months ended December 31, 2019 amounted to $88,000 compared to net cash used in operating activities of $231,000 for the same period in fiscal 2018.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of December 31, 2019, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the second quarter of fiscal 2020 that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

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

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	February 14, 2020
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	February 14, 2020
N. Voloshin	(Principal Financial Officer)

/s/ Jim Fuller	Audit Committee Chairman, Independent Financial Expert	February 14, 2020
Jim Fuller

