Form 10-Q
period 2020-03-31
Cavitation Technologies, Inc.
filed 2020-05-20
CIK 1376793

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of March 31, 2020, the issuer had 196,997,906 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2020	2019
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$834,000	$649,000
Account receivable	23,000	240,000
Inventory	60,000	57,000
Total current assets	917,000	946,000

Property and equipment, net of accumulated depreciation of $486,000 and $457,000, respectively	36,000	65,000
Operating lease right-of-use asset	323,000	–
Other assets	10,000	10,000
Total assets	$1,286,000	$1,021,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$132,000	$187,000
Accrued payroll and payroll taxes due to officers	889,000	892,000
Related party payable	1,000	1,000
Advances from distributors	1,137,000	760,000
Operating lease liability, current portion	54,000	–
Total current liabilities	2,213,000	1,840,000

Operating lease liability, non-current portion	273,000	–
Total liabilities	2,486,000	1,840,000

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2020 and June 30, 2019, respectively	–	–
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 196,997,906 shares issued and outstanding as of March 31, 2020 and June 30, 2019, respectively	197,000	197,000
Additional paid-in capital	23,284,000	23,090,000
Accumulated deficit	(24,681,000)	(24,106,000)
Total stockholders' deficit	(1,200,000)	(819,000)
Total liabilities and stockholders' deficit	$1,286,000	$1,021,000

See accompanying notes to condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$274,000	$252,000	$650,000	$692,000
Cost of revenue	16,000	14,000	28,000	22,000
Gross profit	258,000	238,000	622,000	670,000

General and administrative expenses	313,000	250,000	1,187,000	1,368,000
Research and development expenses	4,000	11,000	10,000	21,000
Total operating expenses	317,000	261,000	1,197,000	1,389,000

Net Loss	$(59,000)	$(23,000)	$(575,000)	$(719,000)

Net Loss per share,
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding,
Basic and Diluted	196,997,906	196,997,906	196,997,906	196,997,906

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited)

Three Months Ended March 31, 2020

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at December 31, 2019	196,997,906	$197,000	$23,284,000	$(24,622,000)	$(1,141,000)
Net Loss	–	–	–	(59,000)	(59,000)
Balance at March 31, 2020	196,997,906	$197,000	$23,284,000	$(24,681,000)	$(1,200,000)

Nine Months Ended March 31, 2020

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at June 30, 2019	196,997,906	$197,000	$23,090,000	$(24,106,000)	$(819,000)
Fair value of warrants granted for services	–	–	194,000	–	194,000
Net Loss	–	–	–	(575,000)	(575,000)
Balance at March 31, 2020	196,997,906	$197,000	$23,284,000	$(24,681,000)	$(1,200,000)

Three Months Ended March 31, 2019

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at December 31, 2018	196,997,906	$197,000	$23,089,000	$(24,079,000)	$(793,000)
Net Loss	–	–	–	(23,000)	(23,000)
Balance at March 31, 2019	196,997,906	$197,000	$23,089,000	$(24,102,000)	$(816,000)

Nine Months Ended March 31, 2019

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at June 30, 2018	196,997,906	$197,000	$22,641,000	$(23,383,000)	$(545,000)
Fair value of warrants granted for services	–	–	115,000	–	115,000
Fair value of amended warrants	–	–	333,000	–	333,000
Net Loss	–	–	–	(719,000)	(719,000)
Balance at March 31, 2019	196,997,906	$197,000	$23,089,000	$(24,102,000)	$(816,000)

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended March 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(575,000)	$(719,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	29,000	31,000
Fair value of warrants issued for services	194,000	115,000
Fair value of modified warrants	–	333,000
Amortization of operating lease right-of-use assets	45,000	–
Changes in operating assets and liabilities:
Accounts receivable	217,000	(207,000)
Inventory	(3,000)	(30,000)
Accounts payable and accrued expenses	(55,000)	(72,000)
Accrued payroll and payroll taxes due to officers	(3,000)	(26,000)
Advances from distributor	377,000	200,000
Operating lease liability	(41,000)	–
Net cash provided by (used in) operating activities	185,000	(375,000)

Cash flows from investing activities:
Purchase of property and equipment	–	(15,000)
Cash used in investing activities	–	(15,000)

Net increase (decrease) in cash	185,000	(390,000)
Cash, beginning of period	649,000	945,000
Cash, end of period	$834,000	$555,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$1,600

Supplemental disclosures on non-cash investing and financing activities
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$368,000	–

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of and for the nine months ended March 31, 2020 and 2019

Note 1 - Organization and Summary of Significant Accounting Policies

Cavitation Technologies, Inc. ("the Company," "CTi,") is a Nevada corporation originally incorporated under the name Bio Energy, Inc. The Company has developed, patented, and commercialized proprietary technology that can be used in liquid processing applications.

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

Operating results for the nine months ended March 31, 2020 are not indicative of the results that may be expected for the fiscal year ending June 30, 2020. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2019 filed on October 15, 2019. The condensed consolidated balance sheet as of June 30, 2019 has been derived from the audited financial statements included in the Form 10-K for that year.

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, has adversely affected workforces, customers, economies, and financial markets globally. It has also disrupted the normal operations of many businesses, including ours. This outbreak could decrease spending, adversely affect demand for our product and harm our business and results of operations. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  During the nine months ended March 31, 2020, the Company recorded a net loss of $575,000, had a working capital deficiency of $1,296,000 and a stockholders' deficit of $1,200,000. These factors, among others, raise doubt about the Company's ability to continue as a going concern. In addition, our independent registered public accounting firm, in their report on our audited financial statements for the fiscal year ended June 30, 2019, expressed doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments that might be necessary if the Company is unable to continue as a going concern.

Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partner Desmet Ballestra Group (Desmet), and agreements with Enviro Watertek, LLC (EW) and Alchemy Beverages, Inc (ABI). Our Research and Development (R&D) Marketing and Technology License agreement with Desmet provides for advances of $50,000 per month through October 2021 to be applied against the Company’s gross profit share from future sales.

We also had a R&D Marketing and Technology License agreement with GEA Westfalia AG (GEA) that began in January 2017 and expired in March 2020. Under this agreement, GEA provided us advances of $25,000 per month to be applied against the Company’s gross profit share from future sales. The Company and GEA have agreed to enter into negotiations for a new agreement in the second half of our fiscal 2021.

In April 2019, the Company entered into a technology license and lease agreement with Enviro Watertek, LLC for the sale and licensing of the Company’s nano reactor system. In June 2018, we entered into two licensing agreements with ABI and anticipate to start receiving certain royalty payments and revenue in our fiscal 2021.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in allowance for bad debts, reserve for inventory obsolescence, impairment analysis for fixed assets, accrual of potential liabilities, valuation of deferred tax assets and valuing our stock options, warrants, and common stock issued for services, among other items. Actual results could differ from these estimates.

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

Leases

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

Share-Based Compensation

The Company accounts for share-based awards to employees and nonemployees and consultants in accordance with the provisions of ASC 718, Compensation-Stock Compensation. Stock-based compensation cost is measured at fair value on the grant date and that fair value is recognized as expense over the requisite service, or vesting, period.

In periods through June 30, 2019, the Company accounted for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50, Equity - Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date. For interim periods, the fair value is estimated, and the percentage of completion is applied to that estimate to determine the cumulative expense recorded.

On July 1, 2019, the Company adopted ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 simplifies the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions are measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial statements for the period ended March 31, 2020 or the previously reported financial statements.

The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. Use of the Black-Scholes option pricing model requires the input of subjective assumptions including expected volatility, expected term, and a risk-free interest rate. The Company estimates volatility using a blend of its own historical stock price volatility as well as that of market comparable entities since the Company's common stock has limited trading history and limited observable volatility of its own. The expected term of the options is estimated by using the simplified method to estimate expected term. The risk-free interest rate is estimated using comparable published federal funds rates.

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

At March 31, 2020 and June 30, 2019, the fair values of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses approximate their carrying values due to their short-term nature.

Net Loss Per Share

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

As of March 31, 2020, the Company had 11,000,000 stock options and 87,696,511 stock warrants outstanding to purchase shares of common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive.

Concentrations

Cash is deposited in one financial institution. The balances held at this financial institution at times may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits of up to $250,000.

The Company’s revenue was mainly derived from sales of its Nano Reactor® and Nano Neutralization® System to Desmet and reactor usage fee from Enviro Watertek, LLC (“EW”). During the three months ended March 31, 2020 and 2019, 92% and 100% of the recorded revenues, were derived from Desmet (see Note 2). During the nine months ended March 31, 2020 and 2019, 93% and 100% of recorded revenues, respectively, were derived from Desmet (see Note 2)

At March 31, 2020, 100% of accounts receivable was due from EW. At June 30, 2019, 100% of accounts receivable was due from Desmet.

As of March 31, 2020, three vendors accounted for 57%, 22% and 11% respectively, of accounts payable. As of June 30, 2019, three vendors accounted for 49%, 33% and 11%, respectively, of accounts payable.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments ("ASC 326"). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning July 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

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

During the nine months ended March 31, 2020, the Company recorded $380,000 from reactor sales and $224,000 from the share of gross profit for a total revenue of $604,000 from Desmet. During the three months ended March 31, 2020, the Company recorded $172,000 from reactor sales and $80,000 from the share of gross profit for a total revenue of $252,000.

During the nine months ended March 31, 2019, the Company recorded sales of $292,000 from reactor sales and share of gross profit of $400,000 for a total revenue of $692,000 from Desmet. During the three months ended March 31, 2019, the Company recorded $207,000 from reactor sales and the share of gross profit of $45,000 for a total revenue of $252,000 from Desmet.

As of June 30, 2019, outstanding advances from Desmet amounted to $34,000. During the nine months ended March 31, 2020, the Company received advances of $830,000 and recorded as revenues of $604,000. As of March 31, 2020, outstanding advances from Desmet totaled $260,000.

GEA Westfalia Agreement

In January 2017 we entered into a global technology license, R&D and marketing agreement with GEA with respect to our patented Nano Reactor™ technology, processes and applications. Under the agreement, GEA has been granted a worldwide exclusive license to integrate our patented technology into water treatment application, milk and juice pasteurization, and certain food related processes. The license agreement between us and GEA had a three-year term and provides for the payment of $300,000 per year in advanced license fees or share in gross margin or profit to us.

As of March 31, 2020 and June 30, 2019, outstanding advances from GEA amounted to $877,000 and $726,000, respectively. There were no reactor sales or share of gross profit revenue recognized during the periods ended March 31, 2020 and 2019.

Our agreement with GEA expired in March 2020. The Company and GEA have agreed to continue collaboration and will re-open negotiations on a new contract and applications in the second half of our fiscal 2021.

Enviro Watertek, LLC Agreement

In April 2019, we entered into a licensing and service contract agreement with Enviro Watertek, LLC (“EW”) that covers industrial treatment of produced and frack water. Our agreement with EW provides for sales of Nano Reactors® plus recurring revenue stream is based on produced and frack water volumes; and utilization of technology over a 15 years term. This agreement can be terminated by either party at each anniversary date.

During the three and nine months ended March 31, 2020, the Company recorded revenues of $22,000 and $46,000 from the sale of reactors and usage fees. There was no revenues recognized during the three and nine months ended March 31, 2019.

Alchemy Beverages, Inc. Agreement

In June 2018, the Company entered into licensing agreements with Alchemy Beverages Inc. (ABI). Pursuant to the licensing agreements, ABI has the exclusive global distribution rights for the Company’s patented and patent pending technology for the processing of alcoholic beverages. There was no revenue recognized during the periods ended March 31, 2020 and 2019 pursuant to these agreements. As of March 31, 2020, the Company owns 19.9% of ABI. The investment in ABI has no value assigned to it, which approximates its fair value.

Disaggregation of Revenues

The following table provides information about disaggregated revenue based on revenue by service lines:

	Nine Months Ended March 31,
	2020	2019

Revenues:
Sale of reactors	$393,000	$292,000
Share of gross profit	224,000	400,000
Usage fees	33,000	–
Total	$650,000	$692,000

	Three Months Ended March 31,
	2020	2019

Revenues:
Sale of reactors	$185,000	$207,000
Share of gross profit	80,000	45,000
Usage fees	9,000	–
Total	$274,000	$252,000

Advances from distributors

Our contracts include advances from certain distributors. For contracts where the performance obligation is not completed, advances are recorded for any payments received in advance of the performance obligation.

Changes in advances from distributors were as follows at March 31, 2020 and 2019:

	Nine Months Ended March 31,
	2020	2019

Advances from distributors, beginning of period	$760,000	$427,000
New contract liabilities	981,000	892,000
Performance obligations satisfied	(604,000)	(692,000)
Advances from distributors, end of period	$1,137,000	$627,000

Note 3 - Operating Lease

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Nine Months Ended March 31, 2020

Lease cost
Operating lease cost (included in general and administrative in the Company’s unaudited condensed statement of operations)	$55,000

Other information
Cash paid for amounts included in the measurement of lease liabilities	$52,000

Weighted average remaining lease term – operating leases (in years)	4.8
Average discount rate – operating leases	4%

The supplemental balance sheet information related to leases for the period is as follows:

At March 31, 2020

Operating leases
Long-term right-of-use assets	$323,000

Short-term operating lease liabilities	$54,000
Long-term operating lease liabilities	273,000
Total operating lease liabilities	$327,000

Maturity of the Company’s lease liabilities are as follows:

Year ending June 30	Operating Lease

2020 (remaining 3 months)	$18,000
2021	71,000
2022	72,000
2023	75,000
2024	78,000
2025 and thereafter	47,000
Total lease payments	361,000
Less: Imputed interest/present value discount	(34,000)
Present value of lease liabilities	$327,000

Note 4 - Stockholders' Deficit

Stock Options

The Company has not adopted a formal stock option plan. However, it has assumed outstanding stock options resulting from the acquisition of its wholly-owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non- plan grants. A summary of the stock option activity during the nine months ended March 31, 2020. is as follows:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at June 30, 2019	11,000,000	$0.03	3.36
- Granted	–	–	–
- Forfeited	–	–	–
- Exercised	–	–	–
- Expired	–	–	–
Outstanding at March 31, 2020 vested and exercisable	11,000,000	$0.03	2.86

There was no intrinsic value of the outstanding options as of March 31, 2020 as the exercise price of these options were greater than the market price. The following table summarizes additional information concerning options outstanding and exercisable at March 31, 2020.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.03	11,000,000	2.86	$0.03	11,000,000	2.86

Warrants

A summary of the Company's warrant activity and related information for the nine months ended on March 31, 2020 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
Warrants		Price	(Years)

Outstanding at June 30, 2019	79,263,176	$0.08	4.36
Granted	9,800,000	0.03	–
Exercised	–	–	–
Expired	(1,366,665)	–	–
Outstanding at March 31, 2020 vested and exercisable	87,696,511	$0.07	4.09

During the nine months ended March 31, 2020 the Company granted employees warrants to purchase 9,800,000 shares of common stock for services rendered. The warrants were fully vested upon issuance, exercisable at $0.03 per share, and will expire in ten years. The total fair value of the warrants was determined to be $194,000 and was expensed immediately. The fair value of the warrants was based upon a Black-Scholes Option Pricing model using the following weighted-average assumptions:

March 31, 2020
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

There was no intrinsic value of the outstanding warrants as of March 31, 2020 as the exercise price of these warrants were greater than the market price. The following table summarizes additional information concerning warrants outstanding and exercisable at March 31, 2020.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.03 - 0.08	68,103,184	4.88	$0.03-0.08	68,103,184	$4.88
$0.12	19,593,327	4.00	$0.12	19,593,327	$4.00
	87,696,511			87,696,511

Note 5 - Commitments and Contingencies

Royalty Agreements

On July 1, 2008, the Company entered into Patent Assignment Agreements with two parties, our President and Technology Development Supervisor, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and the Technology Development Supervisor have been assigned to the Subsidiary. In exchange, the Subsidiary agreed to pay a royalty of 5% of gross revenues to each of the President and Technology Development Supervisor for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by Cavitation Technologies on May 13, 2010 from its subsidiary. The Company's President and Technology Development Supervisor both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through March 31, 2020.

On April 30, 2008 and as amended on November 22, 2010, our wholly owned subsidiary entered into an employment agreement with our former Director of Chemical and Analytical Department (the "Inventor") to receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of March 31, 2020 no patents have been granted in which this person is the legally named inventor.

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

Note 6 - Subsequent Events

On April 16, 2020, the Company received loan proceeds in the amount of $104,000 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “Cares Act”), which was enacted on March 27, 2020. The note is scheduled to mature in April 2022 and has a 1% interest rate and is subject to the terms and conditions applicable to loans administered by the Small Business Administration (SBA) under the CARES Act. The loan and accrued interest are forgivable as long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. Forgiveness of the note is only available for principal that is used for the limited purposes that qualify for forgiveness under SBA requirements, and that to obtain forgiveness, the Company must request it and must provide documentation in accordance with the SBA requirements, and certify that the amounts the Company is requesting to be forgiven qualify under those requirements. The Company also understands that it shall remain responsible under the note for any amounts not forgiven, and that interest payable under the note will not be forgiven but that the SBA may pay the loan interest on forgiven amounts.

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

We are engaged in manufacturing our Nano-Reactors, which are designed to help refine vegetable oils, biodiesel transesterification and treatment of produced and frack water. Our near-term goal is to continue to sell our systems through our partner Desmet Ballestra, EW, ABI and GEA.

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

We have agreements to license our technology globally through our strategic partners, Desmet Ballestra Group (Desmet) and Enviro Watertek, LLC (EW) and Alchemy Beverages, Inc (ABI), and our license agreement with GEA Westfalia (GEA) recently expired in March 2020. Desmet have been providing monthly advances of $50,000 and we have just started generating revenues from EW. We continuously collaborate with GEA and will open discussions regarding a new contract in the second half of 2020. We may need additional funding, and may attempt to raise additional debt and/or equity financing to fund operations and additional working capital. However, there is no assurance that we will be successful in obtaining such financing or obtained sufficient amounts necessary to meet our business needs, or that we will be able to meet our future contractual obligations.

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, has adversely affected workforces, customers, economies, and financial markets globally. It has also disrupted the normal operations of many businesses, including ours. This outbreak could decrease spending, adversely affect demand for our product and harm our business and results of operations. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

The following is a comparison of our results of operations for the three months ended March 31, 2020 and 2019.

	For the Three Months Ended
	March 31,
	2020	2019	$ Change	% Change

Revenue	$274,000	$252,000	$22,000	9%
Cost of revenue	16,000	14,000	(2,000)	14%
Gross profit	258,000	238,000	20,000	8%

General and administrative expenses	313,000	250,000	63,000	25%
Research and development expenses	4,000	11,000	(7,000)	(64%	)
Total operating expenses	317,000	261,000	56,000	21%

Net loss	$(59,000)	$(23,000)	(36,000)	(157%	)

Revenue

The Company generates revenues from the sale of the Nano Reactor® to customers/distributor as well as share in gross profit from the sale of such reactors by our distributors to their customers and usage fees.

During the three months ended March 31, 2020, the Company recognized usage fees revenues of $9,000 from Enviro Watertek, LLC and $13,000 from reactors sold. We have also recognized $172,000 from reactor sale and $80,000 in gross profit from Desmet.

During the three months ended March 31, 2019 we recorded $207,000 in revenues from sale of reactors and corresponding share in gross profit of $45,000 from Desmet.

Cost of Revenue

During the three months ended March 31, 2020 and 2019, our cost of sales amounted to $16,000 and $14,000,respectively, which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the three months ended March 31, 2020 amounted to $313,000 compared with $250,000 for the same period in fiscal 2019, an increase of $63,000. The increase was mainly due to increase in consulting and professional fees and salaries and wages.

Research and development (R&D) expenses remain low and it is our intention to pursue R&D as our cash position improves.

Results of Operations for the Nine Months Ended March 31, 2020 Compared to the Nine Months Ended March 31, 2019

The following is a comparison of our results of operations for the nine months ended March 31, 2020 and 2019.

	For the Nine Months Ended
	March 31,
	2020	2019	$ Change	% Change

Revenue	$650,000	$692,000	$(42,000)	(6%	)
Cost of revenue	28,000	22,000	6,000	27%
Gross profit	622,000	670,000	(48,000)	(7%	)

General and administrative expenses	1,187,000	1,368,000	(181,000)	(13%	)
Research and development expenses	10,000	21,000	(11,000)	(52%	)
Total operating expenses	1,197,000	1,389,000	(192,000)	(14%	)

Net loss	$(575,000)	$(719,000)	144,000	20%

Revenue

The Company generates revenues from the sale of the Nano Reactor® to customers/distributor as well as share in gross profit from the sale of such reactors by our distributors to their customers and usage fees.

During the nine months ended March 31, 2020 the Company recognized revenues of $393,000 from reactor sales, $224,000 from gross profit share and usage fee of $33,000 from Desmet and Enviro Watertek.

During the nine months ended March 31, 2019, the Company recognized revenues of $298,000 from sale of reactors and $400,000 from share in gross profit to Desmet. There were no sales to EW during this period.

Cost of Revenue

During the nine months ended March 31, 2020, our cost of sales amounted to $28,000 and $22,000 during the same period in prior year, which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the nine months ended March 31, 2020 amounted to $1,187,000 compared to $1,368,000 for the same period in 2019, a decrease of $181,000 or 13%. The decrease in operating expenses were due to decrease in consulting and professional fees, offset by increase in salaries and wages.

Research and development (R&D) expenses remained low and it is our intention to pursue R&D as our cash position permits.

Liquidity and Capital Resource

During the nine months ended March 31, 2020 the Company incurred a net loss of $575,000 and at March 31, 2020 had a working capital deficiency of $1,296,000 and a stockholders' deficit of $1,200,000. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2019 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern.

As of March 31, 2020 we had cash and cash equivalents on hand of $834,000 and are not generating sufficient revenues to fund operations. In addition, management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partners, Desmet Ballestra Group (Desmet), Enviro Watertek, LLC (EW) and Alchemy Beverages, Inc (ABI). Desmet has been providing us monthly advances of $50,000 through October 1, 2022 to be applied against gross profit share from future sales. We have signed a joint venture agreement with EW in April 2019 and have started recognizing revenues. In June 2018, we entered into two licensing agreements with ABI and anticipate to start receiving certain royalty payments and revenue stream from ABI in our fiscal 2021.

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

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, customers, economies, and financial markets globally, potentially leading to an economic downturn. It has also disrupted the normal operations of many businesses, including ours. This outbreak could decrease spending, adversely affect demand for our product and harm our business and results of operations. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time.

Cash Flow

Net cash provided by operating activities during the nine months ended March 31, 2020 amounted to $185,000 compared to net cash used in operating activities of ($375,000) during the nine months ended March 31, 2019.

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

Share-Based Compensation

The Company accounts for share-based awards to employees and nonemployees and consultants in accordance with the provisions of ASC 718, Compensation-Stock Compensation. Stock-based compensation cost is measured at fair value on the grant date and that fair value is recognized as expense over the requisite service, or vesting, period.

In periods through June 30, 2019, the Company accounted for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50, Equity - Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date. For interim periods, the fair value is estimated, and the percentage of completion is applied to that estimate to determine the cumulative expense recorded.

On July 1, 2019, the Company adopted ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 simplifies the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions are measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial statements for the period ended March 31, 2020 or the previously reported financial statements.

The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. Use of the Black-Scholes option pricing model requires the input of subjective assumptions including expected volatility, expected term, and a risk-free interest rate. The Company estimates volatility using a blend of its own historical stock price volatility as well as that of market comparable entities since the Company's common stock has limited trading history and limited observable volatility of its own. The expected term of the options is estimated by using the simplified method to estimate expected term. The risk-free interest rate is estimated using comparable published federal funds rates.

Recently Issued Accounting Standards

See Note 1 of the accompanying Condensed Consolidated Financial Statements for a discussion of recently issued accounting standards.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of March 31, 2020 the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the third quarter of fiscal 2020 that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

			Incorporated by Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form	Pd. Ending	Exhibit	Filing Date

3(i)(a)	Articles of Incorporation - original name of Bioenergy, Inc.		SB-2	N/A	3.1	October 19, 2006
3(i)(b)	Articles of Incorporation - Amended and Restated		10-Q	December 31, 2008	3-1	February 17, 2009
3(i)(c)	Articles of Incorporation - Amended and Restated		10-Q	June 30, 2009	3-1	May 14, 2009
3(i)(d)	Articles of Incorporation - Amended; increase in authorized shares		8-K	N/A	N/A	October 29, 2009
3(i)(e)	Articles of Incorporation - Certificate of Amendment; forward split		10-Q	December 31, 2009	3-1	November 16, 2009
10.1	Patent Assignment Agreement between the Company and Roman Gordon dated July 1, 2008.		8-K	June 30, 2009	10.1	May 18, 2010
10.2	Patent Assignment Agreement between the Company and Igor Gorodnitsky dated July 1, 2008.		8-K	June 30, 2009	10.2	May 18, 2010
10.3	Assignment of Patent Assignment Agreement between the Company and Roman Gordon		8-K	June 30, 2009	10.3	May 18, 2010
10.4	Assignment of Patent Assignment Agreement between the Company and Igor Gorodnitsky		8-K	June 30, 2009	10.4	May 18, 2010
10.5	Employment Agreement between the Company and Roman Gordon date March 17, 2008		10K/A	June 30, 2009	10.3	October 20, 2011
10.6	Employment Agreement between the Company and Igor Gorodnitsky dated March 17, 2008		10K/A	June 30, 2009	10.4	October 20, 2011
10.7	Employment and Confidentiality and Invention Assignment Agreement between the Company and Varvara Grichko dated April 30, 2008		10-Q	December 31, 2010	10.3	February 11, 2011
10.8	Board of Director Agreement - James Fuller		10-Q	December 31, 2011	10.12	October 20, 2011
10.9	Technology and License Agreement with Desmet Ballestra dated 14 May 2012		10-K	June 30, 2012	10.1	October 15, 2012
10.10	Short Term Loan Agreement - CEO		10-K	June 30, 2012	10.11	October 15, 2012
10.11	Loan Agreement - Desmet Ballestra - Oct. 26, 2010
14.1	Code of Business Conduct and Ethics*		10-K	June 30, 2011	14.1	September 28, 2011
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

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

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	May 20, 2020
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	May 20, 2020
N. Voloshin	(Principal Financial Officer)

/s/ Jim Fuller	Audit Committee Chairman, Independent Financial Expert	May 20, 2020
Jim Fuller

