Form 10-K
period 2020-06-30
Cavitation Technologies, Inc.
filed 2020-10-13
CIK 1376793

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FROM THE TRANSITION PERIOD FROM _____ TO _______.

For the fiscal year ended June 30, 2020

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant by reference to the price at which the common equity was last sold, or of the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,077,000 as of December 31, 2019 based on the closing price of $0.03 per share and 169,226,931 non-affiliate shares outstanding.

The registrant had 196,997,906 shares of common stock outstanding on October 5, 2020.

DOCUMENTS INCORPORATED BY REFERENCE:

None

CAVITATION TECHNOLOGIES, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2020
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

ii

PART I

ITEM 1.  BUSINESS

Cavitation Technologies, Inc. (referred to herein, unless otherwise indicated, as “the Company,” “CTi,” “we,” “us,” and “our”) is a Nevada corporation originally incorporated under the name Bio Energy, Inc. We are a process and product development firm that has developed, patented, and commercialized environmentally friendly technology-based systems that are designed to serve large, growing, global markets such as vegetable oil refining, renewable fuels, water treatment, wines and spirits enhancement, algae oil extraction, water-oil emulsions and crude oil yield improvement. Our systems are designed to process industrial liquids at a reduced processing time, lower operating cost, improved yield while operating in environmentally friendly manner. Our patented Nano Reactor® and LPN™ are the critical components of our business and we have generated all of our revenue while utilizing these components.

Covid-19

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, has adversely affected workforces, customers, economies, and financial markets globally. It has also disrupted the normal operations of many businesses. This outbreak could decrease spending, adversely affect demand for the Company’s products, and harm the Company’s business and results of operations. During the year ended June 30, 2020, the Company believes the COVID-19 pandemic did not materially impact its operating results due to the nature of the Company’s business and its operations. The Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

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

Our first pilot test of our CTi NANO Neutralization® System was conducted in 2010 at Carolina Soya, a 200-metric ton/day crude soy oil refining plant in Estill, South Carolina. Our second system, which became operational in fiscal 2011, has been continuously utilized since 2011 at the plant that processes approximately 450 metric tons per day of soy oil. Further, we have successfully shipped over 50 systems domestically and internationally. We also continuously focus on developing additional Nano Reactor® applications and managing the intellectual property issues associated with new processes and applications.

The global consumption of vegetable oils has grown consistently at a rate of about 5.3% p.a. from 90.5 million metric tons in 2001 to approximately 204 million metric tons in 2019-2020, (https://www.statista.com/statistics/263937/vegetable-oils-global-consumption/). It is also a highly competitive commodity market in which the lowest-cost producer has the advantage.

Desmet Ballestra Agreement

On May 14, 2012 we signed a three-year global R&D, Marketing and Technology License Agreement with Desmet Ballestra Group s.a. (Desmet), a Belgian company that is actively marketing the NANO Neutralization® System, the key component of which is our Nano Reactor® to soybean and other vegetable oil refiners. The Agreement provided Desmet (licensee) a limited, exclusive license and right to develop, design and supply our NANO Neutralization® System which incorporates Nano Reactor® devices on a global basis tools and fats and oleo chemical applications.

On January 22, 2016, we signed a similar three-year agreement with Desmet effective August 1, 2015 that expired on August 1, 2018. As part of the agreement, Desmet was to provide, under certain conditions, limited monthly advance payments of $50,000 that were applied against gross profit share from reactor sales.

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

Along with Desmet, we have been working together to accelerate appropriate sales goals and installation process. Our CTi Nano Neutralization® Systems is designed to be used as an add-on process to an existing neutralization system within soybean and other vegetable oil refineries. Desmet’s focus has been on marketing our CTi Nano Neutralization® Systems to vegetable oil refiners to help them increase profits through cost savings and improved oil yields. Desmet purchases our CTi Nano Neutralization® Systems from us and installs them at the refinery as part of an integrated neutralization system. Based on successful commercial implementations, Desmet guarantees minimum economic benefits to a facility that installs our CTi Nano Neutralization® Systems. We are therefore substantially dependent on Desmet to identify prospects, complete sales contracts, install the system and manage relationships with end-users.

Additionally, in fiscal 2017 Desmet installed our first Nano Reactor at a bio-diesel production plant in South America. Bio-diesel industry has been under pricing pressure for a considerable period of time and slow to adopt to newer technologies. We are continuously working with Desmet pursuing additional sales opportunities in Asia and South America, however, the acceptance of our technology has been slow and there were no sales generated in our Fiscal 2020.

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

In January 2017 we have entered into a new three-year global technology license, R&D and marketing agreement with GEA expiring on January 1, 2020, covering our patented Nano Reactors® technology, processes and applications. Under this agreement, GEA has been granted a worldwide exclusive license to integrate our patented technology into water treatment application, milk and juice pasteurization, and certain food related processes. The license agreement between us and GEA has a three-year term and provided for the payment of $300,000 per year in license fees to us. As of June 30, 2020, the Company has received approximately $900,000 from GEA under this agreement.

Our agreement with GEA has expired on January 1, 2020 and both companies anticipate to negotiate a new agreement toward the end of 2020 or in early 2021.

Enviro Watertek, LLC

In April 2019, we have entered into a licensing and service contract agreement with Enviro Watertek, LLC (“EW”). This agreement covers our first commercial entrance into industrial treatment of produced and frac water. Fracking industry has seen a significant growth over the past ten years, reaching daily water consumption volume of over 58 million barrels per day. Our newly designed Low Pressure Nano Reactor (LPN™) was specifically developed to be integrated into produced water treatment system along with our proprietary chemical formulations, and has depicted measurable and quantifiable advantages over industry standard processes and equipment. Our agreement with EW provides for sales on LPN™ plus recurring revenue stream based on processing of produced and frac water volumes and utilization. Our agreement with EW has a fifteen-year term.

We sold our first LPN™ system in the third quarter of our fiscal 2019, while generating additional LPN™ sales and recurring revenue in our fiscal 2020. In March 2020, global pandemic of COVID-19 has taken an unexpected negative impact on the oil and gas industry worldwide, and has consequently impaired our ability to rapidly accelerate LPN™ sales and recurring revenue stream. While the industry has gone through a major overhaul, we are starting to see business opportunities evolving in US and expect to re-start the production in the fourth quarter of 2020.

Alchemy Beverages, Inc

In fiscal 2014, Roman Gordon, one of our shareholders and a former officer, formed a company, Cameo USA LLC (Cameo). Since its formation, Cameo has had no revenue, no operations, and has had no assets or liabilities. On June 4, 2018, Mr. Gordon contributed his 100% interest in Cameo to Cavitation Technologies, Inc. As Mr. Gordon had no basis in the valuation of his investment in Cameo, there was no value assigned to the contribution of Cameo.

On June 29, 2018, we agreed to license Cameo to Alchemy Beverages Inc. (“ABI”). In addition, we have agreed to provide certain licensing rights related to our miniature low pressure nano-reactor (MLPN) to be used in developing and manufacturing of small home appliances to enhance alcoholic beverages. In consideration for these ABI has agreed to issue 19.9% of ABI’s outstanding common shares to us (limited to 20 million shares of ABI). ABI is a private company and in the business of producing and selling alcoholic beverages, equipment, and home appliances. Prior to this agreement, ABI was independent of CTI and had no relation to us nor to our management.

Pursuant to the licensing agreements, ABI will have the exclusive global marketing and distribution rights of Cameo and our patented and patent pending technologies for the processing of alcoholic beverages. We have agreed to assist in the installation and maintenance of the MLPN to ABI and will receive royalty payments ranging from 1% to 3% on all net revenues, as defined in our license agreement for the life of the applicable patents. In addition, we will receive leasing, consulting, and manufacturing fees as defined in the licensing agreement.

To date, ABI hasn’t generated any sales under Cameo brand. Over the last 18 months, our company and ABI have developed a small table top home appliance unit Barmuze® utilizing MLPN , allowing consumers to experience a new way of enjoying wines and spirits, utilizing CTi’s patented and patent pending technologies to molecularly restructure alcohol, convert harsh acids to pleasant tasting esters, and reduce levels of certain impurities commonly present in alcohol..

On February 26, 2019 we have filed an application with U.S. Patent office, U.S. Patent Application No. 16/286,309  “SYSTEM AND METHOD FOR PURIFICATION OF DRINKING WATER, ETHANOL AND ALCOHOL BEVERAGES OF IMPURITIES” and on October 24, 2018, U.S. Patent Application No. 16/169,644 “METHOD AND DEVICE FOR PRODUCING OF HIGH QUALITY ALCOHOLIC BEVERAGES”. During fiscal 2020, we have received approval for numerous claims in both applications, protecting our technology and processing rights, meanwhile expanding our broad portfolio of patents.

As of June 30, 2020 and the date of this report, there were no sales or royalties generated pertaining to our agreement with Alchemy Beverages, Inc. The investment in ABI has no value assigned to it, which approximates its fair value.

Customers Dependence

We continue to sell our industrial capacity Nano Reactor® and Nano Neutralization® System through our strategic partners Desmet and GEA and most of our revenue for the fiscal year ended June 30, 2020, was derived from Desmet and GEA.

We have generated certain revenue pertaining to our licensing agreement with EW, however, in the second half of our fiscal 2020 we had no sales of LPN™ due to COVID-19 that has significantly impacted oil production in US. Meanwhile, we are starting to see oil and gas industry early stage recovery and foresee a great opportunity for our technology providing a significant upside potential both at the point of sale and recurring revenue stream.

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

In addition, our competitors in produced and frac water treatment application range from local service providers to multi-national global corporations with considerable financial resources, engineering expertise, established and proven technologies. We believe that LPN™ is a conceptually new technology that has not been introduced in the field of water treatment applications up to now. LPN™ has demonstrated exceptional results in treating produced and frac water commercially, significantly reducing the usage of hazards chemicals during the process, meanwhile, achieving desirable water quality for industrial re-use or disposal.

Patents

Our Cavitation Generator patent was issued during fiscal 2011. In addition, we have a patent for our Multi-Stage Cavitation Device Nano Reactor® that was issued on October 25, 2011. In the fiscal 2014 we received approvals for another apparatus patent and 2 additional process patents in the US. As of June 30, 2020, our portfolio of patents included 19 issued patents in the United States and 12 issued patents internationally. Our patents cover multiple process and applications of our technology in vegetable oil refining, production of biodiesel, treatment of process and industrial water, upgrade of hydrocarbons and enhancing of alcoholic beverages. We continuously develop new technologies and applications, as we have filed new patent applications for Low Pressure Nano-Reactors LPN™. LPN™ is a highly efficient homogenizer and emulsifier that can be utilized in multiple fluids processing applications. Recently, we have filed a patent application for a small home appliance. This new product is designed directly with consumer in mind and the first step for our company to introduce our technology outside of the industrial sector where we typically sell our products.

Issued

US	Cavitation Generator	7,762,715

US	Multi-Stage Cavitation Device	8,042,989

US	Process for Producing Biodiesel Through Lower Molecular Weight Alcohol-Targeted Cavitation	8,603,198

US	High-Throughput Cavitation and Electro Coagulation Apparatus	8,673,129

US	Extraction of Oil from Algae by Hydrodynamic Cavitation for Biodiesel Production	8,709,750

US	Flow-Through Cavitation-Assisted Rapid Modification of Crude Oil	8,894,273

US	Method for Cavitation-Assisted Refining, Degumming and Dewaxing of Oil and Fat	8,911,808

US	Process to Remove Impurities from Triacylglycerol Oil	8,945,644

US	Process for Producing Biodiesel Through Lower Molecular Weight Alcohol-Targeted Cavitation	8,981,135

US	Process for Removing Waxes and Phospholipids from Vegetable Oils and Increasing Production of Food Grade Lecithin Therefrom	9,357,790

US	Method and Flow Through Hydrodynamic Cavitational Apparatus for Alterations of Beverages	9,474,301

US	Method for Cavitation-Assisted Refining, Degumming and Dewaxing of Oil and Fat	9,481,853

US	Process for Extracting Carbohydrates from Biomass and Converting the Carbohydrates into Biofuels	9,611,496

US	Flow-Through Cavitation-Assisted Rapid Modification of Crude Oil	9,719,025

US	Processes for Increasing Bioalcohol Yield from Biomass	9,944,964

US	Processes for Increasing Bioalcohol Yield from Biomass	9,988,651

US	Processes for Extracting Carbohydrates from Biomass and Converting the Carbohydrates into Biofuels	10.093.953

US	Variable Flow Through Cavitation Device	10,507,442

US	System and Method for Purification of Drinking Water, Ethanol and Alcohol Beverages of Impurities	10,781,113

Int’l	Process to Remove Impurities from Triacylglycerol Oil	Ar AR083000B1

Int’l	Cavitation Generator	Br - PI0919602-1

Int’l	Process to Remove Impurities from Triacylglycerol Oil	Ca - 2,809,236

Int’l	Process to Remove Impurities from Triacylglycerol Oil	Malaysia MY164311A

Int’l	Process to Remove Impurities from Triacylglycerol Oil	Mexico - MX/E/2013/015504

Int’l	Process to Remove Impurities from Triacylglycerol Oil	Singapore P187241

Int’l	Process to Remove Impurities from Triacylglycerol Oil	Mexico - MX/a/2016/006201

Int’l	Process to Remove Impurities from Triacylglycerol Oil	EU 10 857 392.4

Int’l	Method for Cavitation-Assisted Refining, Degumming and Dewaxing of Oil and Fat	Br PI0919602-1

Int’l	Process to Remove Impurities from Triacylglycerol Oil	Fr E 2 616 156

Int’l	Process to Remove Impurities from Triacylglycerol Oil	Gr 2 616 156

Int’l	Process to Remove Impurities from Triacylglycerol Oil	UK 2 616 156

Patent Pending

US	Variable Flow Through Cavitation Device

US	System and Method for Purification of Drinking Water, Ethanol and Alcohol Beverages of Impurities

US	Method and Device for Producing of High Quality Alcoholic Beverages

US	Tabletop Beverage Cavitation Device

US	Method for Purification of Drinking Water, Ethanol and Alcohol Beverages of Impurities

US	Process for Increasing Plant Protein Yield from Biomass

Br	Process to Remove Impurities from Triacylglycerol Oil

Eu	System and Method for Purification of Drinking Water, Ethanol and Alcohol Beverages of Impurities

Br	Process to Remove Impurities from Triacylglycerol Oil

We plan to continue to invest in research and development and file for new and improved patents.

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two parties, our President as well as our former Chief Executive Officer (CEO) who currently serves as our Technology Senior Manager, where certain devices and methods involved in our hydrodynamic cavitation processes invented by the President and former CEO/current Technology Senior Manager have been assigned to the subsidiary. In exchange, that subsidiary agreed to pay a royalty of 5% of gross revenues to each of the President and former CEO/current Technology Senior Manager for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by us on May 13, 2010 from our subsidiary. Our former CEO/current Technology Senior Manager and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2020.

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

Employees

As of June 30, 2020 we had five full-time employees and had engaged several consultants and independent contractors over the past year. Members of our staff and technical team are comprised of experienced professionals who are chemists, civil, chemical, and mechanical engineers with expertise in hydrodynamic cavitation, nano technology and water treatment. These individuals hold degrees in Civil, Chemical, and Mechanical Engineering.

Research and Development Expenditures

During the fiscal years ended June 30, 2020 and 2019, we spent $19,000 and $25,000, respectively, on research and development activities.

ITEM 1A.  RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarter is located in Chatsworth, California, with an area of approximately 5,000 square foot facility, which includes office space and an area to conduct research and development.  Our lease agreement for this space will end in February 2025.  Our monthly rent payments approximate $6,000 up to $7,000 over the term of the lease. We do not anticipate any difficulties with the renewal of our rental agreement when it expires or in securing replacement facilities on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Except for income tax contingencies, the Company records accruals for contingencies to the extent that management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred.

The Company is not aware of any pending litigation.

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

		HIGH	LOW

Fiscal 2019	First Quarter	$0.03	$0.02
	Second Quarter	0.03	0.02
	Third Quarter	0.03	0.02
	Fourth Quarter	0.03	0.02

		HIGH	LOW

Fiscal 2020	First Quarter	$0.04	$0.02
	Second Quarter	0.04	0.02
	Third Quarter	0.04	0.02
	Fourth Quarter	0.03	0.01

Fiscal 2021	First Quarter	0.04	0.01

We became a public company through a share exchange that was affected in October 2008. The first day of public trading of our stock was November 11, 2008. Since our fiscal year end was changed to June 30, public trading of our stock began in the second quarter of fiscal 2009. As of September 30, 2020, there were approximately 1,140 holders of record of our Common Stock. This does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms. The closing price of our common stock on October 5, 2020 was $0.02 per share.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the year ended June 30, 2020 in transactions that were not registered under the Securities Act of 1933, as amended, other than as previously disclosed in our filings with the Securities and Exchange Commission.

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

We have developed, patented, and commercialized proprietary technology that can be used for processing of various industrial and consumer-oriented fluids. Our patented Nano Reactor® is the critical components of the CTi Nano Neutralization® System which has been shown to reduce operating costs and increase yields in processing oils and fats. CTi holds and applied for numerous patents covering technology and various processes in US and Internationally, covering vegetable and crude oil refining, processed and frac water treatment, algae oil extraction, and alcoholic beverage enhancement. During our Fiscal 2020, we have developed additional technologies and products, such as, low pressure nano reactor (LPN™). LPN™ is designed to become a highly efficient mixer and homogenizer. We believe that LPN™ has a great commercial utilization opportunity by providing efficient and cost-effective solution in multiple fluid processing industries. LPN™ has a number of advantages over current mechanically operated mixers and homogenizers. Industrial application of our technology in produced and frac water treatment system, LPN™ along with our proprietary chemical formulations have depicted measurable and quantifiable advantages over industry standard processes and equipment. Additionally, our miniature low pressure nano reactor MLPN has become an integral part of Barmuze®, a small home appliance device for enhancing taste and extracting unwanted impurities typically present in alcoholic beverages.

During the year ended June 30, 2020, we recorded revenues of $1,663,000 and net income of $128,000, respectively.

Management’s Plan of Operation

We are continuously engaged in manufacturing of our Nano Reactor® and Nano Neutralization® Systems which are designed to help refine vegetable oils such as soybean, canola and rapeseed. Additionally, we have developed LPN™’s that provide commercial opportunity in industrial water treatment, enhancement of alcoholic beverages, and MLPN being utilized in a consumer small home appliance.

During the year ended June 30, 2020, we recognized net income of $128,000 and generated net cash from operations of $56,000. However, as of June 30, 2020, we have a working capital deficiency of $522,000 and a stockholders’ deficit of $490,000.

Management’s plan is to generate income from operations by licensing our technology globally through Desmet Ballestra Group (Desmet), agreements with EnviroWaterTek and Alchemy Beverages, Inc. In October 2018, we signed a three-year global R and D, Marketing and Technology License Agreement with Desmet for the sale and licensing of our Nano Reactor® and Nano Neutralization® Systems. This agreement is a continuation of the original agreement we signed with Desmet in May 2012. As part of the agreement, Desmet is also obligated to provide us with monthly advances of $50,000 to be applied against our share in gross profit from the sale of reactors. During the year ended June 30, 2020, advances received from Desmet amounted to $600,000, of which $266,000 was recorded as revenues. These funds service operational expenses on monthly basis.

In January 2017, we signed a three-year global R&D, Marketing and Technology License Agreement with GEA Group, (GEA) covering certain processes and patented applications. This agreement provided us with $25,000 monthly advances to be applied against future license fees or our share in gross profit from the sale of reactors. The agreement with GEA expired in December 2019, and during the term of the agreement, the Company did not sell any reactors to GEA. Accordingly, for the year ending June 30, 2020, the Company recognized $877,000 of non-refundable payments received in 2017 to 2019 as revenue.

In April 2019, the Company entered into a licensing and service contract agreement with Enviro Watertek, LLC (“EW”). This agreement covers the Company’s industrial treatment process for produced and frack water. The Company’s Low Pressure Nano Reactor (LPN™), was specifically developed to be integrated into frack water treatment system along with proprietary chemical formulations, and has depicted measurable and quantifiable advantages over industry standard processes and equipment. The agreement with EW provides for sales on Nano Reactors® plus recurring revenue stream based on processing frack water volumes and utilization or usage fees. Our agreement with EW is for a period of 15 years but can be terminated by either party every anniversary. During the year ended June 30, 2020, we recorded revenues of $38,000 from the sale of reactors and usage fees.

In June 2018, we agreed to license Cameo USA LLC, to Alchemy Beverages Inc. (“ABI”). In addition, we have agreed to provide certain licensing rights related to our miniature low pressure nano-reactor (MLPN) to be used in developing and manufacturing of small home appliances to enhance alcoholic beverages. In consideration for these ABI has agreed to issue 19.9% of ABI’s outstanding common shares to us (limited to 20 million shares of ABI). ABI is a private company and in the business of producing and selling alcoholic beverages, equipment, and home appliances. Since the start of the agreement up to June 30, 2020, there was no revenue recognized with regards to our agreement with Alchemy Beverages, Inc.

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

Revenue Recognition

The Company follows the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients

Revenue from sale of our Nano Reactor® and LPN™ is recognized when products are shipped from our manufacturing facilities as this is our sole performance obligation under these contracts and we have no continuing obligation to the customer.

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

In addition, the Company also recognizes revenues from usage fees of certain reactors. Usage fees are recognized based on actual usage by the customer and when collectability is reasonably assured.

Lease

The Company accounts for leases under the guidance of ASC 842, Leases (“ASC 842”), which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its office lease as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

Results of Operations

Below is summary comparing fiscal 2020 and fiscal 2019.

	For the Years Ended
	June 30,
	2020	2019	$ Change	% Change

Revenue	$1,663,000	$1,090,000	$573,000	53%
Cost of revenue	(40,000)	(69,000)	(29,000)	(43)%
Gross profit	1,623,000	1,021,000	602,000	59%

General and administrative expenses	1,469,000	1,719,000	(250,000)	(15)%
Research and development expenses	18,000	25,000	(7,000)	–%
Total operating expenses	1,487,000	1,744,000	(257,000)	(14)%
Income (loss) from Operations	136,000	(723,000)	859,000	118%
Loss on transfer of accrued payroll	(8,000)	–	8,000	100%
Net Income (Loss)	$128,000	$(723,000)	$851,000	118%

Revenue

During the year ended June 30, 2020 revenue increased by 53% to $1,663,000 and was derived from the sale of our Nano Reactor® and CTi Nano Neutralization Systems to Desmet of $427,000 and corresponding share in gross profit in the aggregate of $266,000. In addition, the Company also recorded an aggregate revenue of $40,000 from the sale of LPN™ reactors and usage fees to Enviro Watertek, LLC. Also, we recorded revenue of $887,000 to account for fees received pursuant to our agreement with GEA that expired in December 2019.

During the year ended June 30, 2019, we recorded revenue of $1,090,000, which was derived from the sale of our Nano Reactor® and CTi Nano Neutralization Systems through Desmet Ballestra, consisting of $533,000 for $517,000 and corresponding share in gross profit of $517,000. Additionally, we have recorded $40,000 from the sale of our LPN™ reactors to EW.

Operating Expenses

Operating expenses for fiscal 2020 amounted to $1,487,000 versus $1,744,000 in fiscal 2019, a decrease of $257,000 or 15%. The decrease in operating expenses was attributed to lower legal fees, office expenses and stock compensation expense compared to fiscal 2019. Non-cash expense items such as amortization and depreciation expense of $39,000, primarily amounted to a small proportion of operating expenses, with major expense categories being salaries and payroll taxes of approximately $686,000, legal and professional fees of approximately $119,000 and $154,000 for travel, insurance and marketing services combined. Research and development (R&D) expense was $18,000 compared to $25,000 the same as in the year ended June 30, 2019.

Operating expenses for fiscal 2019 amounted to $1,744,000. Non-cash expense items such as amortization and depreciation expense of $41,000 among others, amounted to a small proportion of operating expenses, with major expense categories being salaries and payroll taxes of approximately $699,000, legal and professional fees of approximately $97,000, various insurance policies, travel and marketing services amounting to $167,000.

Loss on transfer of accrued payroll

In fiscal 2020, $196,000 due to a former officer was acquired from the former officer by an unrelated party. The former officer, the unrelated party, and the Company agreed that the amount of the accrued payroll $204,000, and the Company recorded a loss on the transfer of the liability of $8,000. There was no similar expense in fiscal 2019.

Net Income (Loss)

Our reported net income in fiscal 2020 was $128,000 compared to net loss in fiscal 2019 of $723,000.

Liquidity and Capital Resources

Our cash balance at June 30, 2020 increased to $759,000 compared to $649,000 at June 30, 2019. For the year ended June 30, 2020, cash provided by operating activities was $56,000, cash used in investing activities was $50,000, and cash provided by financing activities was $104,000. For the year ended June 30, 2019, net cash used in operations was $280,000, cash used in investing activities was $16,000, and there was no cash generated from financing activities.

As of June 30, 2020, we had a stockholders’ deficit of $490,000, and a working capital deficiency of $522,000. These conditions, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2020 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

Management’s plan is to generate income from operations by continuing to license its technology globally. Currently, we have a R&D, Marketing and Technology License agreement with Desmet signed in October 2018, in which Desmet provides advances to the Company of $50,000 per month through October 2021 be applied to future gross profit revenues. Additionally, we anticipate to generate revenues from our agreements with EW and ABI.

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
Chatsworth, CA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cavitation Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency and stockholders’ deficit at June 30, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2013.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Los Angeles, California

October 13, 2020

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2020	June 30, 2019

ASSETS

Current assets:
Cash	$759,000	$649,000
Accounts receivable, net of allowance for doubtful accounts of $5,000 and $0, respectively	104,000	240,000
Inventory	47,000	57,000
Total current assets	910,000	946,000

Property and equipment, net	76,000	65,000
Right-of-use assets, net of accumulated amortization of $60,000	308,000	–
Other assets	10,000	10,000
Total assets	$1,304,000	$1,021,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$316,000	$187,000
Accrued payroll and payroll taxes-related parties	693,000	892,000
Related party payable	1,000	1,000
Operating lease liability, current portion	54,000	–
Advances from distributors	368,000	760,000
Total current liabilities	1,432,000	1,840,000

Operating lease liability, non-current portion	258,000	–
Note payable, non-current	104,000	–
Total liabilities	1,794,000	1,840,000

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2020 and 2019, respectively	–	–
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 196,997,906 shares issued and outstanding as of June 30, 2020 and 2019, respectively	197,000	197,000
Additional paid-in capital	23,291,000	23,090,000
Accumulated deficit	(23,978,000)	(24,106,000)
Total stockholders' deficit	(490,000)	(819,000)
Total liabilities and stockholders' deficit	$1,304,000	$1,021,000

See accompanying notes to the consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,
	2020	2019

Revenue	$1,663,000	$1,090,000
Cost of revenue	(40,000)	(69,000)
Gross profit	1,623,000	1,021,000

General and administrative expenses	1,469,000	1,719,000
Research and development expenses	18,000	25,000
Total operating expenses	1,487,000	1,744,000

Income (loss) from operations	136,000	(723,000)

Loss on transfer of accrued payroll	(8,000)	–

Income (loss) before income taxes	128,000	(723,000)
Provision for income taxes	–	–
Net income (loss)	$128,000	$(723,000)

Net income (loss) per share, Basic and Diluted	$0.00	$(0.00)

Weighted average shares outstanding, Basic and diluted	196,997,906	196,997,906

See accompanying notes to the consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

YEARS ENDED JUNE 30, 2020 AND 2019

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at June 30, 2018	196,997,906	$197,000	$22,641,000	$(23,383,000)	$(545,000)
Fair value of warrants granted for services	–	–	115,000	–	115,000
Fair value of amended warrants	–	–	334,000	–	334,000
Net loss	–	–	–	(723,000)	(723,000)
Balance at June 30, 2019	196,997,906	197,000	23,090,000	(24,106,000)	(819,000)
Fair value of warrants granted for services	–	–	194,000	–	194,000
Fair value of amended options and warrants	–	–	7,000	–	7,000
Net income	–	–	–	128,000	128,000
Balance at June 30, 2020	196,997,906	$197,000	$23,291,000	$(23,978,000)	$(490,000)

See accompanying notes to the consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2020	2019

Cash flows from operating activities:
Net income (loss)	$128,000	$(723,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	39,000	41,000
Fair value of warrants granted for services	194,000	115,000
Fair value of amended options and warrants	7,000	334,000
Amortization of operating lease right-of-use assets	60,000	–
Loss on transfer of accrued payroll	8,000	–
Allowance for bad debts	5,000	–
Changes in operating assets and liabilities:
Accounts receivable	131,000	(240,000)
Inventory	10,000	(23,000)
Accounts payable and accrued expenses	(75,000)	(120,000)
Accrued payroll and payroll taxes due to officers	(3,000)	3,000
Advances from distributors	(392,000)	333,000
Operating lease liability	(56,000)	–
Net cash provided by (used in) operating activities	56,000	(280,000)

Cash flows from investing activities:
Purchase of property and equipment	(50,000)	(16,000)
Net cash used in investing activities	(50,000)	(16,000)

Cash flows from financing activities:
Proceeds from note payable	104,000	–
Net cash provided by financing activities	104,000	–

Net increase (decrease) in cash and cash equivalents	110,000	(296,000)
Cash and cash equivalents, beginning of period	649,000	945,000
Cash and cash equivalents, end of period	$759,000	$649,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–
Supplemental disclosures on non-cash investing and financing activities
Transfer of accrued payroll to accounts payable and accrued expenses	$204,000	$–
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$368,000	$–

See accompanying notes to the consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2020 AND 2019

Note 1 – Organization and Summary of Significant Accounting Policies

Cavitation Technologies, Inc. (“the Company,” “CTi,” “we,” “us,” and “our”) is a Nevada corporation originally incorporated in January 2007 under the name Bio Energy, Inc. The Company has developed, patented, and commercialized proprietary technology that may be used in liquid processing applications.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, at June 30, 2020, the Company had a stockholders’ deficit of $490,000 and a working capital deficiency of $522,000. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from an inability of the Company to continue as a going concern.

At June 30, 2020, the Company had cash in the amount of $759,000. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management’s plan is to increase revenues by continuing to license its technology globally. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. Currently, we have a R&D, Marketing and Technology License agreement with Desmet in which Desmet provides advances to the Company of $50,000 per month through October 2021.

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

COVID-19

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, has adversely affected workforces, customers, economies, and financial markets globally. It has also disrupted the normal operations of many businesses. This outbreak could decrease spending, adversely affect demand for the Company’s products, and harm the Company’s business and results of operations. During the year ended June 30, 2020, the Company believes the COVID-19 pandemic did not materially impact its operating results due to the nature of the Company’s business and its operations. The Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

As of June 30, 2020, the Company has been following the recommendations of local health authorities to minimize exposure risk for its employees, including the temporary closure of its corporate office and having employees work remotely. Most vendors have transitioned to electronic submission of invoices and payments.

Principles of Consolidation

The consolidated financial statements include the accounts of Cavitation Technologies, Inc. and its wholly owned subsidiary Hydrodynamic Technology, Inc. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates include estimates for allowance for doubtful accounts, reserves for inventory obsolescence, assumptions used in valuing our stock options, stock warrants and common stock issued for services, the valuation allowance for our deferred tax asset, and the accrual of potential liabilities. Actual results could differ from these estimates.

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

As of June 30, 2020, and 2019, Company had deposits in excess of federally insured limit with one bank. The Company believes that no significant concentration of credit risk exists with respect to this cash balances because of its assessment of the creditworthiness and financial viability of this financial institution.

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

As of June 30, 2020, the Company recorded an allowance for doubtful accounts of $5,000. There was no allowance for doubtful accounts recorded as of June 30, 2019.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined on a specific item basis. Inventory is composed of finished goods and represents costs incurred to manufacture the Company’s Nano Reactor® systems and LPN™.

There was no recorded allowance for excess quantities and obsolescence as of June 30, 2020 and 2019.

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

For the years ended June 30, 2020 and 2019, the Company did not recognize any impairment for its property and equipment.

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

Leases

Prior to July 1, 2019, the Company accounted for leases under Accounting Standards Codification (“ASC”) 840, Accounting for Leases. Effective July 1, 2019, the Company adopted the guidance of ASC 842, Leases (“ASC 842”), which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its office lease as a single lease component. Lease expense is recognized on a straight-line basis over the lease term. The adoption of ASC 842 on July 1, 2019 resulted in the initial recognition of operating lease right-of-use assets of $368,000, lease liabilities for operating leases of $368,000, and a zero cumulative-effect adjustment to accumulated deficit (see Note 3).

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

As of June 30, 2020, and 2019, the carrying value of certain accounts such as accounts receivable, inventory, accounts payable, accrued expenses and accrued payroll approximates their fair value due to the short-term nature of such instruments.

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

On July 1, 2019, the Company adopted ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 simplifies the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions are measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial statements for the year ended June 30, 2020 or the previously reported financial statements.

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

Advertising Costs

Advertising costs, including marketing expense, incurred in the normal course of operations are expensed as incurred. Advertising expenses amounted to $20,000 and $16,000 for the years ended June 30, 2020 and 2019 respectively and was reported as part of General and administrative expenses in the accompanying Consolidated Statements of Operations.

Research and Development Costs

Research and development expenses relate primarily to the development, design, testing of preproduction prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development costs recorded during the years ended June 30, 2020 and 2019 amounted to $18,000 and $25,000, respectively.

Warranty Policy

The Company provides a limited warranty with every set of reactors sold, typically 2 to 5 years. The Company has not experienced significant claims under its warranty policy, and management determined no accrual for warranty reserve was necessary at June 30, 2020 and 2019.

Net Income (Loss) Per Share

The Company’s computation of net income (loss) per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income per share, the treasury stock method assumes that outstanding options and warrants were exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The following table sets forth the computation of basic and diluted loss per common share.

	June 30,
	2020	2019

Net income (loss)	$128,000	$(723,000)

Weighted average common shares – basic	196,997,906	197,997,906
Dilutive effect of outstanding stock options and warrants	–	–
Weighted average shares – diluted	196,997,906	197,997,906

Net loss per common share:
Basic and Diluted	$(0.00)	$(0.00)

There were no adjustments to net loss required for purposes of computing diluted earnings per share. At June 30, 2020 and 2019, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of its diluted earnings per share, as their effect would have been anti-dilutive.

	June 30, 2020	June 30, 2019
Options	11,000,000	11,000,000
Warrants	87,696,511	79,263,176

Concentrations

During the year ended June 30, 2020 we recorded revenues of 53% from GEA, 45% Desmet and 2% EW, compared to 97% of recorded revenues from Desmet an 3% EW in Fiscal 2019. from (see Note 2).

At June 30, 2020, 100% of accounts receivable were due from Desmet.

Segment

As of June 30, 2020, the Company operated one reportable business segment. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective July 1, 2024, for the Company. Early adoption is permitted, but no earlier than July 1, 2021, including interim periods within that year. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements, but currently does not believe ASU 2020-06 will have a significant impact on the Company.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 2 – Contracts with Customers

Desmet Ballestra Agreement

In October 2018, we signed a three-year global R and D, Marketing and Technology License Agreement with Desmet for the sale and licensing of our reactors. This agreement is a continuation of an original agreement we signed with Desmet in fiscal 2012 and amended in fiscal 2016. As part of the October 2018 agreement, Desmet agreed to provide us monthly advances of $50,000 through October 1, 2021 to be applied against our gross profit share from future sales.

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

The Company also receives a share in gross profit, as defined, from the sale of Desmet’s integrated neutralization system to its customers of which the reactors are an integral component. Such amount is subject to adjustment based on certain factors including cost overruns. The Company has no control with regards to the sale and installation of Nano Reactor® and CTi Nano Neutralization® System, between Desmet and the end customer. In accordance with ASC 606, the Company has determined that the gross profit to be earned from Desmet is variable consideration, and evaluates the amount of the potential payments and the likelihood that the payments will be received using the most likely amount approach (subject to the variable consideration constraint). Estimates are available from our distributor which are considered in the determination of the most likely amount. However, given the lack of control over the sale to the end customer and the lack of history of prior sales, the Company considered these as variable revenue constraints, and as such, the amount of revenue recognized is limited to the actual amount of cash received under the contract which the Company has determined is not refundable and probable that a significant revenue reversal would not occur. Further, Company has been able to develop an expectation of the actual collection based on its historical experience.

During the year ended June 30, 2020, the Company recorded sales of $483,000 from Nano Reactor® sales and $266,000 from gross profit share for a total revenue of $749,000 from Desmet.

During the year ended June 30, 2019, the Company recorded sales of $533,000 from Nano Reactor® sales and $517,000 from gross profit share for a total revenue of $1,050,000.

As of June 30, 2020 and 2019, advances received from Desmet related to the Company’s share in gross profit amounted to $367,000 and $33,000, respectively. These advances will only be recognized as revenues once the condition for revenue recognition have been met.

GEA Westfalia Agreement

In January 2017 the Company entered into a global technology license, R&D and marketing agreement with GEA Westfalia (GEA). Under the agreement, GEA was granted a worldwide exclusive license to integrate our patented technology into water treatment application, milk and juice pasteurization, and certain food related processes. The agreement with GEA was for three years, and provided for non-refundable payments of $300,000 per year that were to be applied to future license fees, or the Company’s share of gross profit from the sale of GEA’s system to its customers. From January 2017 through December 2019, the Company received total non-refundable payments of $877,000 from GEA. For the years ending June 30, 2017 through June 30, 2019, the Company accounted for these payments as advances from distributors in the consolidated balance sheet as they represent deferred profit sharing revenue in anticipation of future sales of the Company’s reactors to GEA. The agreement with GEA expired in December 2019 and during the term of the agreement, the Company did not sell any reactors to GEA. The Company determined that its performance obligation to provide reactors to GEA had expired based on terms of the agreement. Accordingly, for the year ending June 30, 2020, the Company recognized the $877,000 of non-refundable payments received in 2017 to 2019 as revenue.

Enviro Watertek, LLC Agreement

In April 2019, the Company entered into a licensing and service contract agreement with Enviro Watertek, LLC (“EW”). This agreement covers the Company’s industrial treatment process for produced and frack water. The Company’s Low Pressure Nano Reactor (LPN™), was specifically developed to be integrated into frack water treatment system along with proprietary chemical formulations, and has depicted measurable and quantifiable advantages over industry standard processes and equipment. The agreement with EW provides for sales on Nano Reactors® plus recurring revenue stream based on processing frack water volumes and utilization or usage fees. Our agreement with EW is for a period of 15 years but can be terminated by either party every anniversary.

Revenues from sale of reactors is recognized upon shipment of the reactors while usage fees from processing of frack water volumes and utilization will only be recognized upon actual usage and collectability is deemed certain.

During the year ended June 30, 2020, the Company recognized $5,000 from sale of reactors and usage fees of $33,000 for a total of $38,000. During the year ended June 30, 2019, the Company recognized $40,000 from sale of reactors. There were no usage fees recognized in 2019.

Note 3 – Operating Lease

The Company leases certain warehouse and corporate office space under an operating lease agreement. We determine if an arrangement is a lease at inception. Lease assets are presented as operating lease right-of-use assets and the related liabilities are presented as lease liabilities in our consolidated balance sheets.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

June 30, 2020
Lease costs:
Operating lease (included in general and administrative in the Company’s consolidated statement of operations)	$73,000

Other information
Cash paid for amounts included in the measurement of lease liabilities	$69,000

Weighted average remaining lease term – operating leases (in years)	4.6
Average discount rate – operating leases	4%

The supplemental balance sheet information related to leases for the period is as follows:
Long-term right-of-use assets	$308,000

Short-term operating lease liabilities	$54,000
Long-term operating lease liabilities	258,000
Total operating lease liabilities	$312,000

Maturity of the Company’s lease liabilities are as follows:

Year Ending June 30:	Operating Lease
2021	$71,000
2022	72,000
2023	75,000
2024	78,000
2025 and thereafter	47,000
Total lease payments	343,000
Less: Imputed interest/present value	(31,000)
Present value of lease liabilities	$312,000

Note 4 - Property and Equipment

Property and equipment consist of the following as of June 30, 2020 and 2019:

	June 30,	June 30,
	2020	2019

Leasehold improvement	$2,000	$2,000
Furniture	27,000	27,000
Office equipment	2,000	2,000
Equipment	356,000	306,000
Systems	187,000	187,000
	574,000	524,000
Less: accumulated depreciation and amortization	(498,000)	(459,000)
Property and equipment, net	$76,000	$65,000

Depreciation expense for the years ended June 30, 2020 and 2019 amounted to $39,000 and $41,000, respectively and was recorded as part of General and Administrative expenses in the accompanying Consolidated Statements of Operations.

Note 5 – Related Party Transactions

Accrued Payroll and Payroll Taxes

In prior periods, the Company accrued salaries and estimated payroll taxes due to current and former officers of the Company. As of June 30, 2019, total accrued payroll and payroll taxes-related parties amounted to $892,000. During the year ended June 30, 2020, the Company reduced accrued payroll by $3,000. In addition, $196,000 due to a former officer was acquired from the former officer by Strategic IR (SIR), an unrelated party. The former officer, SIR, and the Company agreed that the amount of the accrued payroll $204,000, and the Company recorded a loss on the transfer of the liability to SIR of $8,000. As of June 30, 2020, accrued payroll and payroll taxes-related parties totaled $693,000.

Note 6 – Note Payable

On April 16, 2020, the Company received loan proceeds in the amount of $104,000 pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “Cares Act”), which was enacted on March 27, 2020. The note is scheduled to mature in April 2022 and has a 1% interest rate and is subject to the terms and conditions applicable to loans administered by the Small Business Administration (SBA) under the CARES Act. The Company applied ASC 470, Debt, to account for the PPP loan. The loan and accrued interest are forgivable as long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. Forgiveness of the note is only available for principal that is used for the limited purposes that qualify for forgiveness under SBA requirements, and that to obtain forgiveness, the Company must request it and must provide documentation in accordance with the SBA requirements, and certify that the amounts the Company is requesting to be forgiven qualify under those requirements. The Company also understands that it shall remain responsible under the note for any amounts not forgiven, and that interest payable under the note will not be forgiven but that the SBA may pay the loan interest on forgiven amounts.

As of June 30, 2020, the outstanding balance of the note payable amounted to $104,000. The Company is currently in the process of applying for forgiveness of the entire PPP loan with respect to these qualifying expenses, however, the Company cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded.

Note 7 - Stockholders’ Deficit

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

As of June 30, 2020, and 2019, there are no shares of Series A or Series B Preferred Stock issued and outstanding.

Common Stock

During the years ended June 30, 2020 and 2019 the Company did not issue any shares of common stock.

Stock Options

The Company has not adopted a formal stock option plan. However, it has assumed outstanding stock options resulting from the acquisition of its wholly owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non-plan grants. A summary of the stock option activity from June 30, 2020 and 2019 is as follows:

Weighted-
Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Life
	Option	Price	(Years)

Outstanding at June 30, 2018	11,378,754	$0.31	2.23
- Granted	–	–	–
- Forfeited	–	–	–
- Exercised	–	–	–
- Expired	(378,754)	–	–
Outstanding at June 30, 2019	11,000,000	$0.03	3.36
- Granted	–	–	–
- Forfeited	–	–	–
- Exercised	–	–	–
- Expired		–	–
Outstanding at June 30, 2020	11,000,000	$0.03	6.07

During the year ended June 30, 2020, stock options granted in prior years to purchase 8,500,000 shares of common stock were modified to increase its expiration period to ten years. All other terms of the original grant did not change. As a result of this modification, the Company recorded stock compensation expense of $2,000 to account for the incremental change in fair value of these options before and after the modification based upon a Black-Scholes Option Pricing model.

As of June 30, 2020, all outstanding options were fully vested and exercisable. The intrinsic value of the outstanding options as of June 30, 2020 was zero as the exercise prices of these options were greater than the trading price of the Company’s stock.

The following table summarizes additional information concerning options outstanding and exercisable at June 30, 2020.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.03	11,000,000	6.07	$0.01	11,000,000	6.07

Warrants

A summary of the Company’s warrant activity and related information from as of June 30, 2020 and 2019 is as follows.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at June 30, 2018	75,926,510	$0.06	3.81
Granted	4,336,666	0.03	4.49
Exercised	–
Expired	(1,000,000)
Outstanding at June 30, 2019	79,263,176	0.07	4.45
Granted	9,800,000	0.03	10.00
Exercised	–
Expired	(1,366,665)
Outstanding at June 30, 2020	87,696,511	$0.07	5.64

During the year ended June 30, 2020, stock warrants granted in prior years to purchase 27,100,000 shares of common stock were modified to increase its expiration period to ten years. All other terms of the original grant did not change. As a result of this modification, the Company recorded stock compensation expense of $5,000 to account for the incremental change in fair value of these warrants before and after the modification based upon a Black-Scholes Option Pricing model.

During the year ended June 30, 2019, the Company granted warrants to purchase 4,336,666 shares of common stock to consultants for services rendered. The warrants are fully vested, exercisable at $0.03 per share, and will expire in five years. Total fair value of these warrants amounted to $115,000 based upon a Black-Scholes Option Pricing model. In addition, the Company amended certain warrants granted in prior years to purchase approximately 19 million common shares in order to extend the term or life to five years. As a result of this modification, the Company recorded stock compensation expense of $334,000 to account for the incremental change in fair value of these warrants before and after the modification based upon a Black-Scholes Option Pricing model.

As of June 30, 2020, all outstanding warrants were fully vested and exercisable. The intrinsic value of the outstanding warrants as of June 30, 2020 was zero as the exercise prices of these options were greater than the trading price of the Company’s stock.

The following table summarizes additional information concerning warrants outstanding and exercisable at June 30, 2020.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.03 - $0.05	68,736,518	7.80	$0.04	68,736,518	$0.04
$0.12	18,959,993	3.49	$0.12	18,959,993	$0.12
	87,696,511			87,696,511

The fair value of the warrant awards was estimated using the Black-Scholes method based on the following weighted-average assumptions:

	June 30,	June 30,
	2020	2019

Risk-free interest rate	0.56%	2.60%
Contractual terms (years)	6.75	4.82
Expected volatility	264%	138%
Expected dividend yield	0%	0%

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

Note 8 - Income Taxes

For the year ended June 30, 2020 the Company recorded no provision for income taxes due to available Federal net operating loss (NOL) carryforwards of approximately $9.8 million that are available to reduce taxable income. For the year ended June 30, 2019, the Company has no provision for income taxes due to net losses incurred.

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The components of deferred tax assets are presented below.

At June 30, 2020, the Company had available Federal NOL carryforwards of approximately $9.8 million that are available to reduce future taxable income. The Federal carryforward expires in 2036. The NOL is subject to statutory limitations under Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carry forwards.

During the year ended June 30, 2020 and 2019, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards due to recurring operating losses. Based on their evaluation, the Company determined that the net deferred tax assets, do not meet the requirements to realize, and as such, the Company has provided a full valuation allowance against them.

At June 30, 2029 and 2019, significant component of the Company’s deferred tax assets and liabilities are as follows:

	June 30,	June 30,
	2020	2019
Net Operating loss carryforwards	$2,620,000	$2,827,000
Stock compensation expense	840,000	783,000
Total deferred tax assets	3,460,000	3,610,000
Less valuation discount	(3,460,000)	(3,610,000)
Net deferred tax assets	$–	$–

A reconciliation of the effective income tax to statutory US federal income tax is as follows:

	June 30,	June 30,
	2020	2019
Federal statutory rate	(21)%	(21)%
State income taxes, net of Federal benefit	(7)%	(7)%
Net operating loss/carryforward	28%	28%
Income tax provision	–	–

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

The following summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years

Federal	2014 – 2019
California	2014 – 2019

The Company’s net operating loss carry forwards are subject to IRS examination until they are utilized and such tax years are closed.

Note 9 – Commitments and Contingencies

Royalty Agreements

On July 1, 2008, the Company’s wholly owned subsidiary entered into Patent Assignment Agreements with two parties, its President as well as its former Chief Executive Officer (CEO) and current Technology Senior Manager, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and former CEO/ current Technology Senior Manager have been assigned to the Company.  In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of the President and former CEO/ current Technology Senior Manager for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010. The Company’s former CEO/ current Technology Senior Manager and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2020 and 2019.

On April 30, 2008 (as amended November 22, 2010), the Company’s wholly owned subsidiary entered into an employment agreement with the Director of Chemical and Analytical Department (the “Inventor”) providing that the Inventor shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of June 30, 2020, and 2019, no patents have been granted in which this person is the legally named inventor.

Note 10 – Subsequent Events

In July 2020, the Company executed a loan agreement with the U.S. Small Business Administration (SBA) under the Economic Injury Disaster Loan program in the amount of $150,000. The loan is secured by all tangible and intangible assets of the Company and payable over 30 years at an interest rate of 3.75% per annum. Installment payments, including principal and interest, will begin on July 2021.

33

.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of June 30, 2020.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal controls and procedures, (as defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the year ended June 30, 2020. Management conducted as assessment of our internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our internal controls over financial reporting are ineffective. Our management discovered certain conditions that we deemed to be material weaknesses in our internal controls, as follows:

The Company did not maintain an effective control environment, which is the foundation necessary for effective internal control over financial reporting. Specifically, the Company (i) had an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities (ii) had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements; (iii) had inadequate segregation of duties consistent with control objectives; and (iv) did not formally document policies and controls to enable management and other personnel to understand and carry out their internal control responsibilities including the lack of closing checklists, budget-to-actual analyses, balance sheet variation analysis, proforma financial statements, and the usage of key spreadsheets for monitoring. Additionally, the Company did not have an adequate process in place to complete its testing and assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner.

We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort is needed to fully remedy these material weaknesses. We intend to hire the necessary staff to address the material weaknesses once additional capital is obtained which will allow full operations to commence. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We have taken numerous steps to address the underlying causes of the material weaknesses in our internal controls, primarily through the development and implementation of policies, improved processes and documented procedures, the retention of third-party experts and contractors, and the hiring of additional accounting personnel with technical accounting experience.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Pursuant to Item 308(b) of Regulation S-K, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Wall Street Reform Act), this report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Wall Street Reform Act permanently exempts small public companies from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls.

ITEM 9B.  Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Person	Age	Position

Igor Gorodnitsky	60	President, PEO, Secretary and Director
Naum Voloshin	57	Principal Accounting Officer
James Fuller	80	Director

Audit committee standing members consisted of Igor Gorodnitsky and James Fuller as of June 30, 2020. We anticipate forming compensation, governance, and other committees as necessary.

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

James Fuller. Mr. Fuller is an independent director and has been Chairman of our Audit Committee and Independent Financial Expert since February 2010. He was formerly a Vice President of the New York Stock Exchange and director of the Securities Investor Protection Corporation. In addition to his over 30 years of experience in the securities markets, Mr. Fuller sat on the Board of Trustees of the University of California, Santa Cruz and previously served as Chairman of their Audit Committee and Independent Financial Expert. Jim is a partner at Baytree Capital Associates, LLC. He received his BS in Political Science from San Jose State University and his MBA from California State University - Fresno. Mr. Fuller also served as a Director of Propell Technologies Group, Inc (OTCQB: Propell), a public company engaged in oil and gas exploration from October 14, 2011 until February 17, 2015. Based on Mr. Fuller’s extensive experience in finance as well as his prior public company experience it was determined that Mr. Fuller should serve on the Company’s Board.

Naum Voloshin. Mr. Voloshin has over 25 years of experience in investment banking, business operations and marketing. Prior to joining CTi, Mr. Voloshin has worked for several developmental stage companies in US, Europe and Asia. The scope of his duties was to provide management, financial reporting, funding, and marketing expertise.

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to us during fiscal 2020 updated forms were filed, ended June 30, 2019, there were no delinquent forms filed during the year.

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

ITEM 11. Executive Compensation.

Summary Compensation Table

The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the years ended June 30, 2020 and 2019 by our “named executive officers,” consisting of (i) each individual serving as principal executive officer, and (ii) our Chief Financial Officer/Chief Operating Officer, our other executive officer.

									Changes in
									Pension
								Non-Equity	Value and
								Incentive	Non-Qualified	All
					Stock	Warrant		Plan	Deferred	Other
	Year	Salary		Bonus	Awards (1)	Awards		Compensation	Compensation	Compensation	Totals
Igor Gorodnitsky	2020	$173,800	(i)	$–	–		$–	$–	$–	$–	$173,800
President, Principal Executive Officer	2019	$173,000	(i)	$–	–	$		$–	$–	$–	$173,000

Naum Voloshin	2020	$173,800	(ii)	$–	–		$–	$–	$–	$–	$173,800
Principal Accounting Officer	2019	$173,000	(ii)	$–	–	$		$–	$–	$–	$173,000

Outstanding Equity Awards at Fiscal Year-End

The table below reflects all outstanding equity awards made to each of the named executive officers that are outstanding as of June 30, 2020

		Option Awards
		Number	Number
		of securities	of securities
		Underlying	Underlying
	Option/warrant	Unexercised	Unexercised	Option/warrant	Option/warrant
	grant	Options/warrants	Options/warrants	Exercise	expiration
Name	date	# Exercisable	# Unexercisable	Price	date

Igor Gorodnitsky	1/13/2017	3,000,000	–	$0.03	1/13/2027
President and	12/26/2019	3,000,000	–	$0.03	12/26/2029
Principal Executive Officer	5/18/2020	3,000,000	–	$0.045	5/18/2030
	5/18/2020	2,000,000	–	$0.03	5/18/2030
	5/18/2020	3,000,000	–	$0.03	5/18/2030
	5/18/2020	1,250,000	–	$0.03	5/18/2030

Naum Voloshin	12/26/2019	3,000,000	–	$0.03	12/26/2029
Principal Accounting Officer	5/18/2020	3,000,000	–	$0.045	5/18/2030
	5/18/2020	3,000,000	–	$0.03	5/18/2030

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

2020 Director Compensation

The following table sets forth information for the fiscal year ended June 30, 2019 regarding the compensation of our directors who at June 30, 2020 were not also named executive officers.

	Fees			Non-equity
	Earned			inventive	Non-qualified
	or paid	Stock	Option	plan	deferred	All other
	in cash	Awards	Awards	compensation	compensation	compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)

James Fuller (1)	$–	$	$	$–	$–	$–	$
	$–	$–	$	$–	$–	$–	$

As of June 30, 2020, the following table sets forth the number of aggregate outstanding option awards held by each of our directors who were not also named executive officers:

Name	Aggregate Number of Option Awards

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding the beneficial ownership of our common stock as of October 5, 2020, (the “Evaluation Date”) by: (i) each of our current directors, (ii) each of our named executive officers, and (iii) all such directors and executive officers as a group. We know of no other person or group of affiliated persons who beneficially own more than five percent of our common stock. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

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

			Amount and
			Nature of
		Title of	Beneficial	Percent of
Name of Beneficial Owner		Class	Ownership	Class (1)
Igor Gorodnitsky	(2)	Common Stock	5,000,000	2.54%
President, Principal Executive Officer, Director

James Fuller	(2)	Common Stock	2,837,500	1.44%
Chairman of Audit Committee, Director

Naum Voloshin	(2)	Common Stock	1,100,0000	.56%
Principal Accounting Officer

Directors and Officers		Common Stock	8.937,500	4.54%
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

Accrued Payroll and Payroll Taxes

As of June 30, 2020, and 2019, the Company had accrued unpaid salaries to officers and former officers amounting to $897,000 and $892,000 respectively.

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

ITEM 14.  Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Weinberg & Company, P.A. for the years ended June 30, 2020 and 2019. All fees described below were approved by the Board:

	June 30, 2020	June 30, 2019

Audit Fees and Expenses (1)	$96,000	$77,000
Audit Related Fees (2)	–	–
All Other Fees	$7,000	$7,000

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

(2)	The audit related fees were for professional services rendered for additional filing for registration statements and forms with the SEC.

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

3.   Exhibits

The exhibits required by Item 601 of Regulation S-K are included in Item 15(b) below.

(b) - Exhibits.

Exhibit		Filed		Incorporated by Reference
Number	Exhibit Description	Herewith	Form	Period Ended	Exhibit	Filing Date

3(i)(a)	Articles of Incorporation - original name of Bioenergy, Inc.		SB-2	N/A	3.1	October 19, 2006
3(i)(b)	Articles of Incorporation - Amended and Restated		10-Q	December 31, 2008	3-1	February 17, 2009
3(i)(c)	Articles of Incorporation - Amended and Restated		10-Q	June 30, 2009	3-1	May 14, 2009
3(i)(d)	Articles of Incorporation - Amended; increase in authorized shares		8-K	N/A	N/A	October 29, 2009
3(i)(e)	Articles of Incorporation - Certificate of Amendment; forward split		10-Q	September 30, 2009	3-1	November 16, 2009

10.1	Patent Assignment Agreement between the Company and Roman Gordon dated July 1, 2008.		8-K	June 30, 2009	10.1	May 18, 2010
10.2	Patent Assignment Agreement between the Company and Igor Gorodnitsky dated July 1, 2008.		8-K	June 30, 2009	10.2	May 18, 2010
10.3	Assignment of Patent Assignment Agreement between the Company and Roman Gordon		8-K	June 30, 2009	10.3	May 18, 2010
10.4	Assignment of Patent Assignment Agreement between the Company and Igor Gorodnitsky		8-K	June 30, 2009	10.4	May 18, 2010
10.5	Employment Agreement between the Company and Roman Gordon date March 17, 2008		10-K/A	June 30, 2009	10.3	October 20, 2011
10.6	Employment Agreement between the Company and Igor Gorodnitsky dated March 17, 2008		10-K/A	June 30, 2009	10.4	October 20, 2011

10.7	Employment Agreement with R.L. Hartshorn dated Sept. 22, 2009		10-Q	December 31, 2011	10.70	February 10, 2012
10.8	Employment and Confidentiality and Invention Assignment Agreement between the Company and Varvara Grichko dated April 30, 2008		10-Q	December 31, 2010	10.3	February 11, 2011
10.9	Board of Director Agreement - James Fuller		10-Q	December 31, 2011	10.12	October 20, 2011
10.10	Technology and License Agreement with Desmet Ballestra dated May 14, 2012		10-K	June 30, 2012	10.10	October 12, 2012
10.11	Convertible Note Payable - Prolific Group LLC - $25,000		10-Q	December 31, 2011	10.40	February 10, 2012
10.12	Convertible Note Payable - Tripod Group LLC - $30,000		10-Q	December 31, 2011	10.41	February 10, 2012
14.1	Code of Business Conduct and Ethics*		10-K	June 30, 2011	14.1	September 28, 2011
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
99.1	Loan Agreement - Desmet Ballestra - Oct. 26, 2010		10-Q	September 30, 2010	99.1	November 12, 2010

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

*	In accordance with Regulation S-K 406 of the Securities Act of 1934, we undertake to provide to any person without charge, upon request, a copy of our “Code of Business Conduct and Ethics”. A copy may be requested by sending an email to info@cavitationtechnologies.com.

(c) - Financial Statement Schedules

See Item (a) 2 above.

ITEM 16. SUMMARY. FORM 10-K SUMMARY

Not applicable

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	October 13, 2020
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	October 13, 2020
N. Voloshin	(Principal Financial Officer)

/s/ James Fuller	Audit Committee Chairman,	October 13, 2020
James Fuller	Independent Financial Expert

