Form 10-Q
period 2020-09-30
Cavitation Technologies, Inc.
filed 2020-11-10
CIK 1376793

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 3, 2020, the issuer had 196,997,906 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2020	2020
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$722,000	$759,000
Accounts receivable	242,000	104,000
Inventory	36,000	47,000
Total current assets	1,000,000	910,000

Property and equipment, net	143,000	76,000
Operating lease right of use asset, net	292,000	308,000
Other assets	10,000	10,000
Total assets	$1,445,000	$1,304,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$322,000	$316,000
Accrued payroll and payroll taxes due to officers	677,000	693,000
Related party payable	1,000	1,000
Operating lease liability, current portion	55,000	54,000
Advances from distributor	292,000	368,000
Total current liabilities	1,347,000	1,432,000

Notes payable, non-current	254,000	104,000
Operating lease liability, non-current portion	243,000	258,000
Total liabilities	1,844,000	1,794,000

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2020 and June 30, 2020, respectively	–	–
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 196,997,906 shares issued and outstanding as of September 30, 2020 and June 30, 2020, respectively	197,000	197,000
Additional paid-in capital	23,291,000	23,291,000
Accumulated deficit	(23,887,000)	(23,978,000)
Total stockholders' deficit	(399,000)	(490,000)
Total liabilities and stockholders' deficit	$1,445,000	$1,304,000

See accompanying notes, to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	September 30,
	2020	2019

Revenue	$418,000	$351,000
Cost of revenue	(11,000)	(12,000)
Gross profit	407,000	339,000

General and administrative expenses	310,000	299,000
Research and development expenses	6,000	2,000
Total operating expenses	316,000	301,000

Income before income tax	91,000	38,000
Provision for income taxes	–	–
Net income	$91,000	$38,000

Net income per share,
Basic and Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding,
Basic and Diluted	196,997,906	196,997,906

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited)
AS OF SEPTEMBER 30, 2020 AND 2019

	Three Months Ended September 30, 2020 (unaudited)
	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at June 30, 2020	196,997,906	$197,000	$23,291,000	$(23,978,000)	$(490,000)

Net income	–	–	–	91,000	91,000
Balance at September 30, 2020	196,997,906	$197,000	$23,291,000	$(23,887,000)	$(399,000)

	Three Months Ended September 30, 2019 (unaudited)
	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at June 30, 2019	196,997,906	$197,000	$23,090,000	$(24,106,000)	$(819,000)

Net income	–	–	–	38,000	38,000
Balance at September 30, 2019	196,997,906	$197,000	$23,090,000	$(24,068,000)	$(781,000)

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended September 30,
	2020	2019

Operating activities:
Net income	$91,000	$38,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,000	10,000
Amortization of right of use Asset	16,000	12,000
Effect of changes in:
Accounts receivable	(138,000)	136,000
Inventory	11,000	12,000
Accounts payable and accrued expenses	6,000	(86,000)
Accrued payroll and payroll taxes due to officers	(16,000)	–
Advances from distributor	(76,000)	181,000
Operating lease liability	(14,000)	(11,000)
Net cash provided by (used in) operating activities	(112,000)	292,000

Cash flow from investing activities:
Purchase of property and equipment	(75,000)	–
Net cash used in investing activities	(75,000)	–

Cash flow from financing activities:
Proceeds from note payable	150,000	–
Net cash provided by financing activities	150,000	–

Net increase (decrease) in cash and cash equivalents	(37,000)	292,000

Cash and cash equivalents, beginning of period	759,000	649,000
Cash and cash equivalents, end of period	$722,000	$941,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$1,600

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three months ended September 30, 2020 and 2019

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") as promulgated in the United States of America ("U.S.") and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three months ended September 30, 2020 are not indicative of the results that may be expected for the fiscal year ending June 30, 2021. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2020 filed on October 13, 2020. The condensed consolidated balance sheet as of June 30, 2020 has been derived from the audited financial statements included in the Form 10-K for that year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  During the three months ended and as of September 30, 2020, the Company used cash in operating activities of $112,000, had a working capital deficiency of $347,000 and a stockholders' deficit of $399,000. These factors, among others, raise doubt about the Company's ability to continue as a going concern. In addition, our independent registered public accounting firm, in their report on our audited financial statements for the fiscal year ended June 30, 2020, expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

As of September, 30 2020 we had cash and cash equivalents on hand of $722,000 and are not generating sufficient funds to cover operations. In addition to the cash on hand, management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partners, including the extension or renewal of our existing global R and D, Marketing and Technology License Agreement with Desmet Ballestra Group (Desmet), agreement with Alchemy Beverages, Inc (ABI), and agreement with Enviro Watertek, LLC (EWT).

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

Covid-19

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, has adversely affected workforces, customers, economies, and financial markets globally. It has also disrupted the normal operations of many businesses. This outbreak could decrease spending, adversely affect demand for the Company’s products, and harm the Company’s business and results of operations. During the three months ended September 30, 2020, the Company believes the COVID-19 pandemic did not materially impact its operating results due to the nature of the Company’s business and its operations. The Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

As of September 30, 2020, the Company has been following the recommendations of local health authorities to minimize exposure risk for its employees, including the temporary closure of its corporate office and having employees work remotely. Most vendors have transitioned to electronic submission of invoices and payments.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Cavitation Technologies, Inc. and its wholly owned subsidiary Hydrodynamic Technology, Inc. Inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. Significant estimates are used for allowance for doubtful accounts, reserve for inventory obsolescence, impairment analysis for property and equipment, accrual of potential liabilities, valuation allowance for deferred tax assets, and assumption in valuing our stock options, warrants, and common stock issued for services, among other items. Actual results could differ from these estimates.

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

The Company recorded no provision for income taxes during the three months ended September 30, 2020 and 2019 due to available Federal net operating loss (NOL) carryforwards of approximately $9 million that are available to reduce taxable income.

Earnings Per Share

The Company’s computation of earnings per share (EPS) includes basic and diluted EPS. Basic EPS is calculated by dividing the Company’s net income available to common stockholders by the weighted average number of common shares during the period. Shares of restricted stock subject to vesting are included in basic weighted average common shares outstanding from the time they vest. Diluted EPS reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. In computing diluted EPS, the treasury stock method assumes that outstanding options and warrants are exercised, and the proceeds are used to purchase common stock at the average market price and there were no instruments that would result in issuance of additional shares during the period.

As of September 30, 2020, the Company had 11,000,000 stock options and 87,696,511 stock warrants outstanding (and out of the money) to purchase shares of common stock that were not included in the diluted net income per common share because their effect would be anti-dilutive.

Concentrations

Cash - cash is deposited in one financial institution. The balances held at this financial institution at times may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits of up to $250,000.

Accounts Receivable – accounts receivable at September 30, 2020 and June 30, 2020, were all due from Desmet.

Accounts Payable and Accrued Expenses – two vendors accounted 63% and 13% of accounts payable and accrued expenses as of September 30, 2020. Two vendors accounted 64% and 14% of accounts payable and accrued expenses as of June 30, 2020 .

Revenues – revenues during the three months period ended September 30, 2020 and 2019, were all from Desmet (see Note 2).

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

On September 30, 2020 and June 30, 2020, the fair values of cash and cash equivalents, accounts receivable, inventory and accounts payable and accrued expenses approximate their carrying values due to their short-term nature.

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

Note 2 - Agreement with Distributor

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

The Company also receives a share in gross profit, as defined, from the sale of Desmet’s integrated neutralization system to its customers of which the reactors are an integral component. Such amount is subject to adjustment based on certain factors including cost overruns. The Company has no control with regards to the sale and installation of Nano Reactor® and CTi Nano Neutralization® System, between Desmet and the end customer. In accordance with ASC 606, the Company has determined that the gross profit to be earned from Desmet is variable consideration, and evaluates the amount of the potential payments and the likelihood that the payments will be received using the most likely amount approach (subject to the variable consideration constraint). Estimates are available from our distributor which are considered in the determination of the most likely amount. However, given the lack of control over the sale to the end customer and the lack of history of prior sales, the Company considered these as variable revenue constraints, and as such, the amount of gross profit share revenue recognized is limited to the actual amount of cash received under the contract which the Company has determined is not refundable and probable that a significant revenue reversal would not occur. Further, the Company has not been able to develop an expectation of the actual collection based on its historical experience.

During the three months ended September 30, 2020, the Company recorded sales of $242,000 from Nano Reactor® sales and $176,000 from gross profit share for a total revenue of $418,000 from Desmet.

During the three months ended September 30, 2019, the Company recorded sales of $207,000 from Nano Reactor® sales and $144,000 from gross profit share for a total revenue of $351,000.

As of September 30, 2020 and June 30, 2020 and 2019, accounts receivable from Desmet related to the sale of Nano Reactor®  amounted to $242,000 and $104,000, respectively.

As of September 30, 2020 and June 30, 2020 and 2019, advances received from Desmet related to the Company’s share in gross profit amounted to $292,000 and $368,000, respectively. These advances will only be recognized as revenues once the condition for revenue recognition have been met.

Note 3 – Operating Lease

The Company leases certain warehouse and corporate office space under an operating lease agreement. We determine if an arrangement is a lease at inception. Lease assets are presented as operating lease right-of-use assets and the related liabilities are presented as lease liabilities in our condensed consolidated balance sheets.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

September 30, 2020
Lease costs:
Operating lease (included in general and administrative in the Company’s condensed consolidated statement of operations)	$18,000

Other information
Cash paid for amounts included in the measurement of lease liabilities	$18,000

Weighted average remaining lease term – operating leases (in years)	4.4
Average discount rate – operating leases	4%

The supplemental balance sheet information related to leases for the period is as follows:
Long-term right-of-use assets	$292,000

Short-term operating lease liabilities	$55,000
Long-term operating lease liabilities	243,000
Total operating lease liabilities	$298,000

Maturity of the Company’s lease liabilities are as follows:

Year Ending June 30:	Operating Lease
2021 (9 months remaining)	$53,000
2022	72,000
2023	75,000
2024	78,000
2025 and thereafter	47,000
Total lease payments	325,000
Less: Imputed interest/present value	(27,000)
Present value of lease liabilities	$298,000

Note 4 – Related Party Transactions

Accrued Payroll and Payroll Taxes

In prior periods, the Company accrued salaries and estimated payroll taxes due to current and former officers of the Company. As of September 30, 2020 and June 30, 2020, total accrued payroll and payroll taxes-related parties amounted to $677,000 and $693,000, respectively.

Note 5 – Notes Payable

	September 30, 2020	June 30, 2020
A. Note Payable – PPP	$104,000	$104,000
B. Note Payable - EIDL	150,000	–
Total	$254,000	$104,000

A.	On April 16, 2020, the Company received loan proceeds in the amount of $104,000 pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “Cares Act”), which was enacted on March 27, 2020. The note is scheduled to mature in April 2022 and has a 1% interest rate and is subject to the terms and conditions applicable to loans administered by the Small Business Administration (SBA) under the CARES Act. The Company applied ASC 470, Debt, to account for the PPP loan. The loan and accrued interest are forgivable as long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. Forgiveness of the note is only available for principal that is used for the limited purposes that qualify for forgiveness under SBA requirements, and that to obtain forgiveness, the Company must request it and must provide documentation in accordance with the SBA requirements, and certify that the amounts the Company is requesting to be forgiven qualify under those requirements. The Company also understands that it shall remain responsible under the note for any amounts not forgiven, and that interest payable under the note will not be forgiven but that the SBA may pay the loan interest on forgiven amounts.

As of September 30, 2020 and June 30, 2020, the outstanding balance of the note payable amounted to $104,000. The Company is currently in the process of applying for forgiveness of the entire PPP loan with respect to these qualifying expenses, however, the Company cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded.

B.	In July 2020, the Company received a loan of $150,000 from the Small Business Association under its Economic Injury Disaster Loan (EIDL) assistance program. The EIDL loan is payable over 30 years, bears interest at a rate of 3.75% per annum and secured by all tangible and intangible property of the Company. As of September 30, 2020, the outstanding balance of the note payable amounted to $150,000.

Note 6 - Stockholders' Deficit

Stock Options

The Company has not adopted a formal stock option plan. However, it has assumed outstanding stock options resulting from the acquisition of its wholly-owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non- plan grants. A summary of the stock option activity during the three months ended September 30, 2020 is as follows:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at June 30, 2020	11,000,000	$0.03	6.07
- Granted	–	–	–
- Forfeited	–	–	–
- Exercised	–	–	–
- Expired	–	–	–
Outstanding at September 30, 2020	11,000,000	$0.03	5.82
Exercisable and vested at September 30, 2020	11,000,000	$0.03	5.82

As of September 30, 2020, all outstanding options are fully vested. There was no intrinsic value of the outstanding options as of September 30, 2020 as the exercise price of these options were greater than the market price. The following table summarizes additional information concerning options outstanding and exercisable at September 30, 2020.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.03	11,000,000	5.82	$0.03	11,000,000	5.82

Warrants

A summary of the Company's warrant activity and related information for the three months ended on September 30, 2020 is as follows.

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
Warrants		Price	(Years)

Outstanding at June 30, 2020	87,696,511	$0.07	5.64
Granted	–	–	–
Exercised	–	–	–
Expired	–	–	–
Outstanding at September 30, 2020	87,696,511	0.07	5.39
Vested and exercisable at September 30, 2020	87,696,511	$0.07	5.39

As of September 30, 2020, all outstanding warrants are fully vested. There was no intrinsic value of the outstanding warrants as of September 30, 2020 as the exercise price of these warrants were greater than the market price. The following table summarizes additional information concerning warrants outstanding and exercisable at September 30, 2020.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	of Shares	Life (Years)	Price	of Shares	Price

$0.03 - 0.05	68,736,518	7.55	$0.04	68,736,518	$0.04
$0.12	18,959,993	3.24	$0.12	18,959,993	$0.12
	87,696,511			87,696,511

Note 7 - Commitments and Contingencies

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two parties, our President and Technology Development Supervisor, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and the Technology Development Supervisor have been assigned to the Subsidiary. In exchange, the Subsidiary agreed to pay a royalty of 5% of gross revenues to each of the President and Technology Development Supervisor for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by Cavitation Technologies on May 13, 2010 from its subsidiary. The Company's President and Global Technology Manager both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through September 30, 2020 and in the foreseeable future.

On April 30, 2008 and as amended on November 22, 2010, our wholly owned subsidiary entered into an employment agreement with our former Director of Chemical and Analytical Department (the "Inventor") to receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of September 30, 2020, no patents have been granted in which this person is the legally named inventor.

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

We have agreements to license our technology globally through our strategic partners, Desmet Ballestra Group (Desmet) and Enviro Watertek, LLC (EW) and Alchemy Beverages, Inc (ABI). Desmet have been providing monthly advances of $50,000. We may need additional funding, and may attempt to raise additional debt and/or equity financing to fund operations and additional working capital. However, there is no assurance that we will be successful in obtaining such financing or obtained sufficient amounts necessary to meet our business needs, or that we will be able to meet our future contractual obligations.

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

Results of Operations

Results of Operations for the Three Months Ended September 30, 2020 and 2019

	For the Three Months Ended
	September 30,
	2020	2019	$ Change	% Change

Revenue	$418,000	$351,000	$67,000	19%
Cost of revenue	(11,000)	(12,000)	(1,000)	(8)%
Gross profit	407,000	339,000	68,000	20%

General and administrative expenses	310,000	299,000	11,000	4%
Research and development expenses	6,000	2,000	4,000	200%
Total operating expenses	316,000	301,000	15,000	5%
Net income	$91,000	$38,000	$53,000	139%

Revenue

The Company generates revenues from the sale of the Nano Reactor® to customers/distributor as well as share in gross profit from the sale of such reactors by our distributors to their customers.

During the three months ended September 30, 2020, the Company recognized revenues of $418,000 from sale of reactors and the corresponding share in gross profit pursuant to two purchase orders received from Desmet.

During the three months ended September 30, 2019, the Company recognized revenues of $351,000 from sale of reactors and the corresponding share in gross profit pursuant to three purchase orders received from Desmet.

Cost of Revenue

During the three months ended September 30, 2020, our cost of sales amounted to $11,000, and to $12,000 during the same period in prior year, which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the three months ended September 30, 2020 amounted to $310,000 compared with $299,000 for the same period in 2019, an increase of $15,000, or 5%. The increase in operating expenses was due to increase in professional and consulting fees, offset by decrease in salaries and wages.

Research and development (R&D) expenses remained relatively low as we continued to rely on Desmet and GEA for support in R&D and development of new applications for our technology. It is our intention to pursue R&D as our cash position permits.

Liquidity and Capital Resources

During the three months ended September 30, 2020, the Company realized a net income of $91,000 compared to a net income of $38,000 in September 30, 2019, had a working capital deficiency of $347,000 and a stockholders' deficit of $399,000. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2020 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern.

As of September 30, 2020, we had cash and cash equivalents on hand of $722,000 and are not generating sufficient revenues to fund operations. In addition to the funds on hand, management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partner Desmet Ballestra Group (Desmet), and existing agreements with Alchemy Beverages, Inc. (ABI) and Enviro Watertek (EW).

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

Cash Flow

Net cash used in operating activities during the three months ended September 30, 2020 amounted to $122,000 compared to net cash provided in operating activities of $292,000 during the three months ended September 30, 2019.

Net cash used in investing activities during the three months ended September 30, 2020 amounted to $75,000 as a result our purchase of property and equipment. There was none in fiscal 2019.

Net cash provided in financing activities during the three months ended September 30, 2020 amounted to $150,000 as a result of a note payable obtained from the Small Business Association under its Economic Injury Disaster Loan (EIDL) assistance program in light of the impact of the coronavirus (Covid-19) pandemic on the Company's business. There was none in fiscal 2019.

Critical Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. Significant estimates are used for allowance for doubtful accounts, reserve for inventory obsolescence, impairment analysis for property and equipment, accrual of potential liabilities, valuation allowance for deferred tax assets, and assumption in valuing our stock options, warrants, and common stock issued for services, among other items. Actual results could differ from these estimates.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of September 30, 2020, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of September 30, 2020.

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

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	November 10, 2020
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	November 10, 2020
N. Voloshin	(Principal Financial Officer)

/s/ Jim Fuller	Audit Committee Chairman,	November 10, 2020
Jim Fuller	Independent Financial Expert

