Form 10-Q
period 2020-12-31
Cavitation Technologies, Inc.
filed 2021-02-19
CIK 1376793

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of February 14, 2021, the issuer had 196,997,906 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2020	2020
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$892,000	$759,000
Account receivable	34,000	104,000
Inventory	67,000	47,000
Total current assets	993,000	910,000

Property and equipment, net	188,000	76,000
Operating lease right-of-use asset, net	277,000	308,000
Other assets	10,000	10,000
Total assets	$1,468,000	$1,304,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$377,000	$316,000
Accrued payroll and payroll taxes due to officers	667,000	693,000
Related party payable	1,000	1,000
Customer advances	506,000	368,000
Operating lease liability, current portion	55,000	54,000
Total current liabilities	1,606,000	1,432,000

Operating lease liability, non-current	228,000	258,000
Notes payable, non-current	254,000	104,000
Total liabilities	2,088,000	1,794,000

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2020 and June 30, 2020 respectively	–	–
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 196,997,906 shares issued and outstanding as of December 31, 2020 and June 30, 2020, respectively	197,000	197,000
Additional paid-in capital	23,291,000	23,291,000
Accumulated deficit	(24,108,000)	(23,978,000)
Total stockholders' deficit	(620,000)	(490,000)
Total liabilities and stockholders' deficit	$1,468,000	$1,304,000

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

Revenue	$72,000	$25,000	$489,000	$376,000
Cost of revenue	2,000	–	12,000	12,000
Gross profit	70,000	25,000	477,000	364,000

Operating expenses:
General and administrative expenses	283,000	575,000	593,000	874,000
Research and development expenses	5,000	4,000	11,000	6,000
Total operating expenses	288,000	579,000	604,000	880,000

Loss from operations	(218,000)	(554,000)	(127,000)	(516,000)

Interest expense	(3,000)	–	(3,000)	–

Net loss	$(221,000)	$(554,000)	$(130,000)	$(516,000)

Net loss per share,
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, Basic and Diluted	196,997,906	196,997,906	196,997,906	196,997,906

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited)

Three Months Ended December 31, 2020

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2020	196,997,906	$197,000	$23,291,000	$(23,887,000)	$(399,000)
Net loss				(221,000)	(221,000)
Balance at December 31, 2020	196,997,906	$197,000	$23,291,000	$(24,108,000)	$(620,000)

Six Months Ended December 31, 2020

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2020	196,997,906	$197,000	$23,291,000	$(23,978,000)	$(490,000)
Net loss				(130,000)	(130,000)
Balance at December 31, 2020	196,997,906	$197,000	$23,291,000	$(24,108,000)	$(620,000)

Three Months Ended December 31, 2019

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2019	196,997,906	$197,000	$23,090,000	$(24,068,000)	$(781,000)
Fair value of warrants granted for services			194,000		194,000
Net loss				(554,000)	(554,000)
Balance at December 31, 2019	196,997,906	$197,000	$23,284,000	$(24,622,000)	$(1,141,000)

Six Months Ended December 31, 2019

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2019	196,997,906	$197,000	$23,090,000	$(24,106,000)	$(819,000)
Fair value of warrants granted for services			194,000		194,000
Net loss				(516,000)	(516,000)
Balance at December 31, 2019	196,997,906	$197,000	$23,284,000	$(24,622,000)	$(1,141,000)

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended December 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(130,000)	$(516,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,000	19,000
Fair value of warrants issued for services	–	194,000
Amortization of operating lease right-of-use assets	31,000	30,000
Change in operating assets and liabilities:
Accounts receivable	70,000	224,000
Inventory	(20,000)	(12,000)
Accounts payable and accrued expenses	61,000	(56,000)
Accrued payroll and payroll taxes due to officers	(26,000)	–
Customer advances	138,000	232,000
Operating lease liability	(29,000)	(27,000)
Net cash provided by operating activities	108,000	88,000

Cash flows from investing activities:
Deposit for the purchase of property and equipment	(125,000)	–
Net cash used in investing activities	(125,000)	–

Cash flows from financing activities:
Proceeds from issuance of a note payable	150,000	–
Cash provided by financing activities	150,000	–

Net increase in cash	133,000	88,000
Cash, beginning of period	759,000	649,000
Cash, end of period	$892,000	$737,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of and for the six months ended December 31, 2020 and 2019

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") as promulgated in the United States of America ("U.S.") and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the six months ended December 31, 2020 are not indicative of the results that may be expected for the fiscal year ending June 30, 2021. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2020 filed on October 13, 2020. The condensed consolidated balance sheet as of June 30, 2020 has been derived from the audited financial statements included in the Form 10-K for that year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplates continuation of the Company as a going concern. During the six months ended December 31, 2020, the Company incurred a loss of $130,000 and at December 31, 2020, the Company had a stockholders’ deficit of $620,000 and a working capital deficit of $613,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In addition, our independent registered public accounting firm, in their report on our audited financial statements for the fiscal year ended June 30, 2020, raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments that might be necessary if the Company is unable to continue as a going concern.

As of December, 31 2020 we had cash and cash equivalents on hand of $892,000 and are not generating sufficient funds to cover operations. In addition to the cash on hand, management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partners, including the extension or renewal of our existing global R and D, Marketing and Technology License Agreement with Desmet Ballestra Group (Desmet), agreement with Alchemy Beverages, Inc (ABI), and agreement with Enviro Watertek, LLC (EWT).

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

Covid-19

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, has adversely affected workforces, customers, economies, and financial markets globally. It has also disrupted the normal operations of many businesses. This outbreak could decrease spending, adversely affect demand for the Company’s products, and harm the Company’s business and results of operations. During the six months ended December 31, 2020, the Company believes the COVID-19 pandemic did not materially impact its operating results due to the nature of the Company’s business and its operations. The Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

As of December 31, 2020, the Company has been following the recommendations of local health authorities to minimize exposure risk for its employees, including the temporary closure of its corporate office and having employees work remotely. Most vendors have transitioned to electronic submission of invoices and payments.

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

The Company recorded no provision for income taxes during the three and six months ended December 31, 2020 and 2019 due to available Federal net operating loss (NOL) carryforwards of approximately $9 million that are available to reduce taxable income.

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

As of December 31, 2020 and 2019, the Company had 11,000,000 stock options and 87,696,511 stock warrants outstanding (and out of the money) to purchase shares of common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive.

Concentrations

Cash - cash is deposited in one financial institution. The balances held at this financial institution at times may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits of up to $250,000.

Accounts Receivable – accounts receivable at December 31, 2020 and June 30, 2020, were all due from Desmet.

Accounts Payable and Accrued Expenses – three vendors accounted 54%,11% and 10% of accounts payable and accrued expenses as of December 31, 2020. Two vendors accounted 64% and 14% of accounts payable and accrued expenses as of June 30, 2020 .

Revenues – revenues during the three and six months period ended December 31, 2020, were all from Desmet (see Note 2). Revenues for the three months ended December 31, 2019 were all derived from EWT. During the six months ended December 31, 2019, 94% of recorded revenues, were derived from Desmet.

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

At December 31, 2020 and June 30, 2020, the fair values of cash and cash equivalents, accounts receivable, inventory and accounts payable and accrued expenses approximate their carrying values due to their short-term nature.

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

During the three months ended December 31, 2020, the Company recorded sales of $36,000 from Nano Reactor® sales and $36,000 from gross profit share for a total revenue of $72,000 from Desmet. There were no revenues recognized from Desmet for the three months ended December 31, 2019.

During the six months ended December 31, 2020, the Company recorded sales of $276,000 from Nano Reactor® sales and $213,000 from gross profit share for a total revenue of $489,000 from Desmet. During the six months ended December 31, 2019, the Company recorded sales of $207,000 from Nano Reactor® sales and $144,000 from gross profit share for a total revenue of $351,000 from Desmet.

As of December 31, 2020 and June 30, 2020 and 2019, accounts receivable from Desmet related to the sale of Nano Reactor®  amounted to $34,000 and $104,000, respectively.

As of December 31, 2020 and June 30, 2020, advances received from Desmet related to the Company’s share in gross profit amounted to $506,000 and $368,000, respectively. These advances will only be recognized as revenues once the condition for revenue recognition have been met.

Enviro Watertek, LLC Agreement

In April 2019, we entered into a licensing and service contract agreement with Enviro Watertek, LLC (“EWT”). This agreement covers our industrial treatment of produced and frack water. Our agreement with EWT provides for sales of Nano Reactors® plus recurring revenue stream based on processing frack water volumes and utilization over a 15 year term but can be terminated by either party every anniversary.

There was no sale of reactors or usage fees earned during the three and six months ended December 31, 2020. During the three and six months ended December 31, 2019, the Company recorded revenues of $25,000 from the usage of reactors previously sold to EWT in fiscal 2020.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Six Months Ended December 31, 2020
Lease cost
Operating lease cost (included in general and administrative in the Company’s unaudited condensed consolidated statements of operations)	$37,000

Other information
Cash paid for amounts included in the measurement of lease liabilities	$35,000
Weighted average remaining lease term – operating leases (in years)	3.6
Average discount rate – operating leases	4%

Maturity of the Company’s lease liabilities are as follows:

At December 31, 2020

Operating leases
Long-term right-of-use assets	$277,000

Short-term operating lease liabilities	$55,000
Long-term operating lease liabilities	228,000
Total operating lease liabilities	$283,000

Year ending June 30	Operating Lease

2021(remaining 6 months)	$36,000
2022	72,000
2023	75,000
2024	78,000
2025 and thereafter	47,000
Total lease payments	308,000
Less: Imputed interest/present value discount	(25,000)
Present value of lease liabilities	$283,000

Note 4 – Related Party Transactions

Accrued Payroll and Payroll Taxes Due to Officers

In prior periods, the Company accrued salaries and estimated payroll taxes due to current and former officers of the Company. As of December 31, 2020 and June 30, 2020, total accrued payroll and payroll taxes-related parties amounted to $667,000 and $693,000, respectively.

Note 5 – Notes Payable

	December 31, 2020	June 30, 2020
Note Payable - PPP	$104,000	$104,000
Note Payable - EIDL	150,000	–
Total	$254,000	$104,000

A.	On April 16, 2020, the Company received loan proceeds in the amount of $104,000 pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “Cares Act”), which was enacted on March 27, 2020. The note is scheduled to mature in April 2022 and has a 1% interest rate and is subject to the terms and conditions applicable to loans administered by the Small Business Administration (SBA) under the CARES Act. The Company applied ASC 470, Debt, to account for the PPP loan. The loan and accrued interest are forgivable as long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. Forgiveness of the note is only available for principal that is used for the limited purposes that qualify for forgiveness under SBA requirements, and that to obtain forgiveness, the Company must request it and must provide documentation in accordance with the SBA requirements, and certify that the amounts the Company is requesting to be forgiven qualify under those requirements. The Company also understands that it shall remain responsible under the note for any amounts not forgiven, and that interest payable under the note will not be forgiven but that the SBA may pay the loan interest on forgiven amounts.

As of December 31, 2020 and June 30, 2020, the outstanding balance of the note payable amounted to $104,000. The Company is currently in the process of applying for forgiveness of the entire PPP loan with respect to these qualifying expenses, however, the Company cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded.

B.	In July 2020, the Company received a loan of $150,000 from the Small Business Association under its Economic Injury Disaster Loan (EIDL) assistance program. The EIDL loan is payable over 30 years, bears interest at a rate of 3.75% per annum and secured by all tangible and intangible property of the Company. As of December 31, 2020, the outstanding balance of the note payable amounted to $150,000.

Note 6 - Stockholders' Deficit

Stock Options

The Company has not adopted a formal stock option plan. However, it has assumed outstanding stock options resulting from the acquisition of its wholly-owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non- plan grants. A summary of the stock option activity during the six months ended December 31, 2020 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)

Outstanding at June 30, 2020	11,000,000	$0.03	6.07
- Granted	–	–	–
- Forfeited	–	–	–
- Exercised	–	–	–
- Expired	–	–	–
Outstanding at December 31, 2020, vested and exercisable	11,000,000	$0.03	5.57

There was no intrinsic value of the outstanding options as of December 31, 2020 as the exercise price of these options were greater than the market price. The following table summarizes additional information concerning options outstanding and exercisable at December 31, 2020.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)

$0.03	11,000,000	5.57	$0.03	11,000,000	5.57

Stock Warrants

A summary of the Company's warrant activity and related information for the six months ended on December 31, 2020 is as follows:

Warrants	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)

Outstanding at June 30, 2020	87,696,511	$0.07	5.64
Granted	–
Exercised	–
Expired	–
Outstanding at December 31, 2020 vested and exercisable	87,696,511	$0.07	5.14

There was no intrinsic value of the outstanding warrants as of December 31, 2020 as the exercise price of these warrants were greater than the market price. The following table summarizes additional information concerning warrants outstanding and exercisable at December 31, 2020.

	Warrants Outstanding			Warrants Exercisable
Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)

$$0.03 - 0.05	68,736,518	7.3	$0.03 - 0.05	68,736,518	7.3
$0.12	18,959,993	2.9	$0.12	18,959,993	2.9
	87,696,511			87,696,511

Note 7 - Commitments and Contingencies

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two parties, our President and Technology Development Supervisor, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and the Technology Development Supervisor have been assigned to the Subsidiary. In exchange, the Subsidiary agreed to pay a royalty of 5% of gross revenues to each of the President and Technology Development Supervisor for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by Cavitation Technologies on May 13, 2010 from its subsidiary. The Company's President and Global Technology Manager both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through December 31, 2020 and in the foreseeable future.

On April 30, 2008 and as amended on November 22, 2010, our wholly owned subsidiary entered into an employment agreement with our former Director of Chemical and Analytical Department (the "Inventor") to receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of December 31, 2020, no patents have been granted in which this person is the legally named inventor.

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

We are engaged in manufacturing our Nano-Reactors, which are designed to help refine vegetable oils, biodiesel transesterification and treatment of produced and frack water. Our near-term goal is to continue to sell our systems through our partners, Desmet Ballestra, EWT.

During the past several years we have developed a number of new applications utilizing the core principal of our technology. Our low pressure non-reactors (LPN) can be utilized in multiple industries that process large volumes of fluids and we anticipate accelerated commercial sales in our fiscal 2021. Further, we have miniaturized our non-reactors to be utilized in various consumer oriented products, such as, processing and enhancing spirits and wines, drinking water with infusion of vitamins, minerals and cannabidiol (CBD) oil.

We have agreements to license our technology globally through our strategic partners, Desmet Ballestra Group (Desmet) and Enviro Watertek, LLC (EWT) and Alchemy Beverages, Inc (ABI). Desmet have been providing monthly advances of $50,000. We may need additional funding, and may attempt to raise additional debt and/or equity financing to fund operations and additional working capital. However, there is no assurance that we will be successful in obtaining such financing or obtained sufficient amounts necessary to meet our business needs, or that we will be able to meet our future contractual obligations.

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

Results of Operations

Results of Operations for the Three Months Ended December 31, 2020 Compared to the Three Months Ended December 31, 2019

The following is a comparison of our results of operations for the three months ended December 31, 2020 and 2019.

	For the Three Months Ended
	December 31,
	2020	2019	$ Change	% Change

Revenue	$72,000	$25,000	$47,000	188%
Cost of revenue	2,000	–	2,000	100%
Gross profit	70,000	25,000	45,000	180%

General and administrative expenses	283,000	575,000	(292,000)	(51) %
Research and development expenses	5,000	4,000	1,000	25%
Total operating expenses	288,000	579,000	(291,000)	(50) %
Interest expense	3,000	–	3,000	100%
Net loss	$(221,000)	$(554,000)	$333,000	60%

Revenue

The Company generates revenues from the sale of the Nano Reactor® to customers/distributor as well as share in gross profit from the sale of such reactors by our distributors to their customers.

During the three months ended December 31, 2020, we recorded $36,000 in revenue from sale of reactors to our distributor Desmet pursuant to four purchase orders and corresponding share in gross profit of 36,000 for a total of $72,000.

During the three months ended December 31, 2019, the Company recognized usage fees revenues of $25,000 from Enviro Watertek, LLC.  There was no reactors sold or gross profit recognized.

Cost of Revenue

During the three months ended December 31, 2020, our cost of sales amounted to $2,000 and to $0 during the same period in prior year, which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the three months ended December 31, 2020 amounted to $283,000 compared with $575,000 for the same period in 2019, a decrease of $292,000 or 51%. The decrease was mainly due to decrease in stock compensation expense of approximately $194,000 and payroll of $26,000.

Research and development (R&D) expenses remain low and it is our intention to pursue R&D as our cash position improves.

Interest Expense

During the three months ended December 31, 2020, the Company recognized interest expense of $3,000 pursuant to the terms of our outstanding notes payable. There was no interest expense recognized in prior period as there were no outstanding notes payable

Results of Operations for the Six Months Ended December 31, 2020 Compared to the Six Months Ended December 31, 2019

The following is a comparison of our results of operations for the six months ended December 31, 2020 and 2019.

	For the Six Months Ended
	December 31,
	2020	2019	$ Change	% Change

Revenue	$489,000	$376,000	$113,000	30%
Cost of revenue	12,000	11,000	1,000	9%
Gross profit	477,000	364,000	113,000	31%

General and administrative expenses	593,000	874,000	(281,000)	(32) %
Research and development expenses	11,000	6,000	5,000	83%
Total operating expenses	604,000	880,000	(276,000)	(31) %
Interest expense	3,000	–	3,000	100%
Net loss	$(130,000)	$(516,000)	$386,000	75%

Revenue

The Company generates revenues from the sale of the Nano Reactor® to customers/distributor as well as share in gross profit from the sale of such reactors by our distributors to their customers.

During the six months ended December 31, 2020, the Company recognized revenues of $277,000 from sale of reactors and $212,000 from share in gross profit to Desmet for a total revenues of $489,000

During the six months ended December 31, 2019 the Company recognized revenues of $351,000 from reactor sales to Desmet and usage fee of $25,000 from Enviro Watertek for the use of reactors for a total revenues of $376,000.

Cost of Revenue

During the six months ended December 31, 2020, our cost of sales amounted to $12,000 and to $11,000 during the same period in prior year, which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the six months ended December 31, 2020 amounted to $604000 compared with $880,000 for the same period in 2019, a decrease of $276,000 or 31%. The decrease was mainly due to decrease in stock compensation expense of approximately $194,000 and payroll of $52,000.

Research and development (R&D) expenses remained low and it is our intention to pursue R&D as our cash position permits.

Liquidity and Capital Resource

During the six months ended December 31, 2020 the Company incurred a net loss of $130,000, had a working capital deficiency of $613,000 and a stockholders' deficit of $620,000 as of December 31, 2020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2020 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2020, we had cash and cash equivalents on hand of $892,000 and are not generating sufficient revenues to fund operations. In addition, management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partners, Desmet Ballestra Group (Desmet), Enviro Watertek (EWT), and Alchemy Beverages, Inc. (ABI). Desmet has been providing us monthly advances of $50,000 and will continue through October 1, 2022 to be applied against gross profit share from future sales.

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

Cash Flow

Net cash generated from operating activities during the six months ended December 31, 2020 amounted to $108,000 compared to net cash used in operating activities of $88,000 for the same period in fiscal 2020.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of December 31, 2020, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the second quarter of fiscal 2021 that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

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

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	February 19, 2021
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	February 19, 2021
N. Voloshin	(Principal Financial Officer)

/s/ Jim Fuller	Audit Committee Chairman, Independent Financial Expert	February 19, 2021
Jim Fuller

