Form 10-Q
period 2021-03-31
Cavitation Technologies, Inc.
filed 2021-05-21
CIK 1376793

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 18, 2021, the issuer had 196,997,906 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2021	2020
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$838,000	$759,000
Account receivable	114,000	104,000
Inventory	64,000	47,000
Prepaid expenses	2,000	–
Total current assets	1,018,000	910,000

Property and equipment, net	184,000	76,000
Operating lease right-of-use asset	261,000	308,000
Other assets	10,000	10,000
Total assets	$1,473,000	$1,304,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$301,000	$316,000
Accrued payroll and payroll taxes due to officers	667,000	693,000
Related party payable	1,000	1,000
Customer advances	638,000	368,000
Operation lease liability, current portion	55,000	54,000
Total current liabilities	1,662,000	1,432,000

Operation lease liability, non-current portion	213,000	258,000
Notes payable, non-current	358,000	104,000
Total liabilities	2,233,000	1,794,000

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2021 and June 30, 2020, respectively	–	–
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 196,197,906 shares issued and outstanding as of March 31, 2021 and June 30, 2020, respectively	197,000	197,000
Additional paid-in capital	23,291,000	23,291,000
Accumulated deficit	(24,248,000)	(23,978,000)
Total stockholders' deficit	(760,000)	(490,000)
Total liabilities and stockholders' deficit	$1,473,000	$1,304,000

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$148,000	$274,000	$637,000	$650,000
Cost of revenue	3,000	16,000	15,000	28,000
Gross profit	145,000	258,000	622,000	622,000

General and administrative expenses	285,000	313,000	878,000	1,187,000
Research and development expenses	–	4,000	11,000	10,000
Total operating expenses	285,000	317,000	889,000	1,197,000

Loss from operations	(140,000)	(59,000)	(267,000)	(575,000)

Interest expense	–	–	(3,000)	–

Net loss	$(140,000)	$(59,000)	$(270,000)	$(575,000)

Net loss per share,
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding,
Basic and Diluted	196,997,906	196,997,906	196,997,906	196,997,906

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited)

Three Months Ended March 31, 2021

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at December 31, 2020	196,997,906	$197,000	$23,291,000	$(24,108,000)	$(620,000)
Net loss	–	–	–	(140,000)	(140,000)
Balance at March 31, 2021	196,997,906	$197,000	$23,291,000	$(24,248,000)	$(760,000)

Nine Months Ended March 31, 2021

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at June 30, 2020	196,997,906	$197,000	$23,291,000	$(23,978,000)	$(490,000)
Net Loss	–	–	–	(270,000)	(270,000)
Balance at March 31, 2021	196,997,906	$197,000	$23,291,000	$(24,248,000)	$(760,000)

Three Months Ended March 31, 2020

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at December 31, 2019	196,997,906	$197,000	$23,284,000	$(24,622,000)	$(1,141,000)
Net Loss	–	–	–	(59,000)	(59,000)
Balance at March 31, 2020	196,997,906	$197,000	$23,284,000	$(24,681,000)	$(1,200,000)

Nine Months Ended March 31, 2020

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at June 30, 2019	196,997,906	$197,000	$23,090,000	$(24,106,000)	$(819,000)
Fair value of warrants granted for services	–	–	194,000	–	194,000
Net Loss	–	–	–	(575,000)	(575,000)
Balance at March 31, 2020	196,997,906	$197,000	$23,284,000	$(24,681,000)	$(1,200,000)

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended March 31,
	2021	2020

Operating activities:
Net loss	$(270,000)	$(575,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,000	29,000
Fair value of warrants issued for services	–	194,000
Amortization of operating lease right-of-use assets	47,000	45,000
Change in operating assets and liabilities:
Accounts receivable	(10,000)	217,000
Inventory	(17,000)	(3,000)
Prepaid expenses	(2,000)	–
Accounts payable and accrued expenses	(15,000)	(55,000)
Accrued payroll and payroll taxes due to officers	(26,000)	(3,000)
Advances from distributor	270,000	377,000
Operating lease liability	(44,000)	(41,000)
Net cash provided by (used in) operating activities	(50,000)	185,000

Investing activities:
Purchase of property and equipment	(125,000)	–
Cash used in investing activities	(125,000)	–

Financing activities:
Proceeds from notes payable	254,000	–
Cash provided by financing activities	254,000	–

Net change in cash	79,000	185,000
Cash, beginning of period	759,000	649,000
Cash, end of period	$838,000	$834,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental disclosures on non-cash investing and financing activities
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$–	$368,000

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of and for the nine months ended March 31, 2021 and 2020

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") as promulgated in the United States of America ("U.S.") and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the nine months ended March 31, 2021 are not indicative of the results that may be expected for the fiscal year ending June 30, 2020. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2020 filed on October 13, 2020. The condensed consolidated balance sheet as of June 30, 2020 has been derived from the audited financial statements included in the Form 10-K for that year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplates continuation of the Company as a going concern. During the nine months ended March 31, 2021, the Company incurred a loss of $270,000, the Company had a stockholders’ deficit of $760,000 and a working capital deficit of $644,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In addition, our independent registered public accounting firm, in their report on our audited financial statements for the fiscal year ended June 30, 2020, raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments that might be necessary if the Company is unable to continue as a going concern.

As of March, 31 2021 we had cash and cash equivalents on hand of $838,000 and are not generating sufficient funds to cover operations. In addition to the cash on hand, management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partners, including the extension or renewal of our existing global R and D, Marketing and Technology License Agreement with Desmet Ballestra Group (Desmet), agreement with Alchemy Beverages, Inc (ABI), and agreement with Enviro Watertek, LLC (EWT).

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

Covid-19

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, has adversely affected workforces, customers, economies, and financial markets globally. It has also disrupted the normal operations of many businesses. This outbreak could decrease spending, adversely affect demand for the Company’s products, and harm the Company’s business and results of operations. During the nine months ended March 31, 2021, the Company believes the COVID-19 pandemic did not materially impact its operating results due to the nature of the Company’s business and its operations. The Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

As of March 31, 2021, the Company has been following the recommendations of local health authorities to minimize exposure risk for its employees, including the temporary closure of its corporate office and having employees work remotely. Most vendors have transitioned to electronic submission of invoices and payments.

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

As of March 31, 2021 and 2020, the Company had 11,000,000 stock options and 87,696,511 stock warrants outstanding to purchase shares of common stock, respectively, that were not included in the diluted net loss per common share because their effect would be anti-dilutive.

Concentrations

Cash - cash is deposited in one financial institution. The balances held at this financial institution at times may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits of up to $250,000.

Accounts Receivable – accounts receivable at March 31, 2021 and June 30, 2020, were all due from Desmet.

Accounts Payable and Accrued Expenses – two vendors accounted 61%, and 10% of accounts payable and accrued expenses as of March 31, 2021. Two vendors accounted 64% and 14% of accounts payable and accrued expenses as of June 30, 2020 .

Revenues – revenues during the nine months period ended March 31, 2021 were 97% from Desmet and 3% EWT (see Note 2). During the nine months ended March 31, 2020, 94% of recorded revenues were derived from Desmet and 6% from EWT. Revenues during the three months period ended March 31, 2021 were 93% from Desmet and 7% EWT (see Note 2). During the three months ended March 31, 2020, 92% of recorded revenues were derived from Desmet and 8% from EWT.

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

On March 31, 2021 and June 30, 2020, the fair values of cash and cash equivalents, accounts receivable, inventory and accounts payable and accrued expenses approximate their carrying values due to their short-term nature.

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

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. ASU 2020-06 will be effective July 1, 2024, for the Company and is to be adopted through a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is permitted, but no earlier than July 1, 2021, including interim periods within that year. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 2 - Contracts with Distributors

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

During the three months ended March 31, 2021, the Company recorded sales of $69,000 and share in gross profit was $68,000, for total revenues of $137,000.

During the nine months ended March 31, 2021, we recorded sales of $346,000, and share in gross profit was $280,000, for a total revenue of $626,000.

As of March 31, 2021 and June 30, 2020, accounts receivable from Desmet related to the sale of Nano Reactor®  amounted to $114,000 and $104,000, respectively.

As of March 31, 2021 and June 30, 2020, advances received from Desmet related to the Company’s share in gross profit amounted to $638,000 and $368,000, respectively. These advances will only be recognized as revenues once the condition for revenue recognition have been met.

Enviro Watertek, LLC

In April 2019, we entered into a licensing and service contract agreement with Enviro Watertek, LLC (“EWT”). This agreement covers our industrial treatment of produced and frack water. Our agreement with EWT provides for sales of Nano Reactors® plus recurring revenue stream based on processing frack water volumes and utilization (usage fee) over a 15 year term but can be terminated by either party every anniversary.

During the three and nine months ended March 31, 2021, the Company recorded revenues of $11,000 from usage fees.

During the three and nine months ended March 31, 2020, the Company recorded revenues of $31,000 from the usage of reactors previously sold to EWT in fiscal 2020.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Nine Months Ended March 31, 2021

Lease cost
Operating lease cost (included in general and administrative in the Company’s unaudited condensed statement of operations)	$55,000

Other information
Cash paid for amounts included in the measurement of lease liabilities	$53,000
Weighted average remaining lease term – operating leases (in years)	2.8
Average discount rate – operating leases	4%

The supplemental balance sheet information related to leases for the period is as follows:

At March 31, 2021

Operating leases
Long-term right-of-use assets	$261,000

Short-term operating lease liabilities	$55,000
Long-term operating lease liabilities	213,000
Total operating lease liabilities	$268,000

Year ending June 30	Operating Lease

2021 (remaining 3 months)	$18,000
2022	72,000
2023	75,000
2024	78,000
2025 and thereafter	47,000
Total lease payments	290,000
Less: Imputed interest/present value discount	(22,000)
Present value of lease liabilities	$268,000

Note 4 – Related Party Transactions

Accrued Payroll and Payroll Taxes

In prior periods, the Company accrued salaries and estimated payroll taxes due to current and former officers of the Company.

As of March 31, 2021 and June 30, 2020, total accrued payroll and payroll taxes-related parties amounted to $667,000 and $693,000, respectively.

Note 5 – Notes Payable

	March 31, 2021	June 30, 2020
Note Payable – PPP (A)	$208,000	$104,000
Note Payable – EIDL (B)	150,000	–
Total	$358,000	$104,000

A.	On April 16, 2020, the Company received loan proceeds in the amount of $104,000 pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “Cares Act”), which was enacted on March 27, 2020. The note is scheduled to mature in April 2022 and has a 1% interest rate and is subject to the terms and conditions applicable to loans administered by the Small Business Administration (SBA) under the CARES Act. On March 26, 2021, the Company received a similar loan of $104,000 pursuant to the PPP that is scheduled to mature in March 2026.

The Company applied ASC 470, Debt, to account for the PPP loans. The loans and accrued interest are forgivable as long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. Forgiveness of the notes is only available for principal that is used for the limited purposes that qualify for forgiveness under SBA requirements, and that to obtain forgiveness, the Company must request it and must provide documentation in accordance with the SBA requirements, and certify that the amounts the Company is requesting to be forgiven qualify under those requirements. The Company also understands that it shall remain responsible under the notes for any amounts not forgiven, and that interest payable under the note will not be forgiven but that the SBA may pay the loan interest on forgiven amounts. As of March 31, 2021 and June 30, 2020, outstanding notes payable for the PPP loans totaled $208,000 and $104,000, respectively.

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

B.	In July 2020, the Company received a loan of $150,000 from the Small Business Association under its Economic Injury Disaster Loan (EIDL) assistance program. The EIDL loan is payable over 30 years, bears interest at a rate of 3.75% per annum and secured by all tangible and intangible property of the Company. As of March 31, 2021, the outstanding balance of the note payable amounted to $150,000.

Note 6 - Stockholders' Deficit

Stock Options

The Company has not adopted a formal stock option plan. However, it has assumed outstanding stock options resulting from the acquisition of its wholly-owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non- plan grants. A summary of the stock option activity during the nine months ended March 31, 2021 is as follows:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at June 30, 2020	11,000,000	$0.03	6.07
- Granted	–	–	–
- Forfeited	–	–	–
- Exercised	–	–	–
- Expired	–	–	–
Outstanding at March 31, 2021 - vested and exercisable	11,000,000	$0.03	5.32

As of March 31, 2021, the intrinsic value of these outstanding options was $220,000. The following table summarizes additional information concerning options outstanding and exercisable at March 31, 2021.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.03	11,000,000	5.32	$0.03	11,000,000	5.32

Warrants

A summary of the Company's warrant activity and related information for the nine months ended on March 31, 2021 is as follows:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at June 30, 2020	87,696,511	$0.07	5.64
Granted			-
Exercised	-
Expired	-
Outstanding at March 31, 2021 vested and exercisable	87,696,511	$0.07	4.89

As of March 31, 2021, all outstanding warrants are fully vested and the intrinsic value of these warrants was $795,000. The following table summarizes additional information concerning warrants outstanding and exercisable at March 31, 2021.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.03 - 0.05	68,736,518	7.05	$0.03 – 0.05	68,736,518	$7.05
$0.12	18,959,993	2.74	$0.12	18,959,993	$2.74
	87,696,511			87,696,511

Note 7 - Commitments and Contingencies

Royalty Agreements

On July 1, 2008, the Company entered into Patent Assignment Agreements with two parties, our President and Technology Development Supervisor, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and the Technology Development Supervisor have been assigned to the Subsidiary. In exchange, the Subsidiary agreed to pay a royalty of 5% of gross revenues to each of the President and Technology Development Supervisor for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by Cavitation Technologies on May 13, 2010 from its subsidiary. The Company's President and Technology Development Supervisor both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through March 31, 2021.

On April 30, 2008 and as amended on November 22, 2010, our wholly owned subsidiary entered into an employment agreement with our former Director of Chemical and Analytical Department (the "Inventor") to receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of March 31, 2021 no patents have been granted in which this person is the legally named inventor.

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

We are engaged in manufacturing our Nano-Reactors, which are designed to help refine vegetable oils, biodiesel transesterification and treatment of produced and frack water. Our near-term goal is to continue to sell our systems through our partners, Desmet Ballestra and EW.

During the past several years we have developed a number of new applications utilizing the core principal of our technology. Our low pressure non-reactors (LPN) can be utilized in multiple industries that process large volumes of fluids and we anticipate accelerated commercial sales in our future periods. Further, we have miniaturized our non-reactors to be utilized in various consumer oriented products, such as, processing and enhancing spirits and wines, drinking water with infusion of vitamins, minerals and cannabidiol (CBD) oil.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

The following is a comparison of our results of operations for the three months ended March 31, 2021 and 2020.

	For the Three Months Ended
	March 31,
	2021	2020	$ Change	% Change

Revenue	$148,000	$274,000	$(126,000)	(59)%
Cost of revenue	(3,000)	(16,000)	(13,000)	(136)%
Gross profit	145,000	258,000	(113,000)	(56)%

General and administrative expenses	285,000	313,000	(28,000)	(9)%
Research and development expenses	–	3,000	(3,000)	(200)%
Total operating expenses	285,000	317,000	(32,000)	(10)%
Loss from operations	(140,000)	(59,000)	(81,000)	(81)%
Gain on settlement of debt	–	–	–	–
Net loss	(140,000)	(59,000)	(81,000)	(81)%

Revenue

The Company generates revenues from the sale of the Nano Reactor® to customers/distributor as well as share in gross profit from the sale of such reactors by our distributors to their customers.

During the three months ended March 31, 2021 we recorded $148,000 in revenue pursuant to a purchase order from Desmet for the sale of reactors and corresponding share in profit in the aggregate of $137,000. In addition, we also recognized usage fees of $11,000 EWT.

During the three months ended March 31, 2020, the Company recognized usage fees revenues of $9,000 from EWT and $13,000 from reactors sold. We have also recognized $172,000 from reactor sale and $80,000 in gross profit from Desmet.

Cost of Revenue

During the three months ended March 31, 2021 our cost of sales amounted to $3,000 and to $16,000 during the same period in prior year, which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the three months ended March 31, 2021 amounted to $285,000 compared with $317,000 for the same period in 2020, a decrease of $32,000 or 10%. The decrease in operating expense was due to decrease in payroll and research and development expenses.

Research and development (R&D) expenses remained relatively low as we continued to rely on Desmet and GEA for support in R&D and development of new applications for our technology. It is our intention to pursue R&D as our cash position permits.

Results of Operations for the Nine Months Ended March 31, 2021 Compared to the Nine Months Ended March 31, 2020

The following is a comparison of our results of operations for the nine months ended March 31, 2021 and 2020.

	For the Nine Months Ended
	March 31,
	2021	2020	$ Change	% Change

Revenue	$637,000	$650,000	$(13,000)	(2)%
Cost of revenue	15,000	28,000	(13,000)	(43)%
Gross profit	622,000	622,000	–	–

General and administrative expenses	878,000	1,187,000	(309,000)	(26)%
Research and development expenses	11,000	10,000	1,000	10%
Total operating expenses	889,000	1,197,000	(308,000)	(26)%
Loss from operations	(267,000)	(575,000)	308,000	54%
Gain on settlement of debt	(3,000)	–	(3,000)	-200%
Net loss	$(270,000)	$(575,000)	305,000	72%

Revenue

The Company generates revenues from the sale of the Nano Reactor® to customers/distributor as well as share in gross profit from the sale of such reactors by our distributors to their customers.

During the nine months ended March 31, 2021 the Company recognized revenues of $637,000 pursuant to a four purchase orders from Desmet for the sale of reactors and corresponding share in profit in the aggregate of $626,000. In addition, we also recognized usage fees of $11,000 EWT.

.

During the nine months ended March 31, 2020 the Company recognized revenues of $393,000 from reactor sales, $224,000 from gross profit share and usage fee of $33,000 from Desmet and EWT.

Cost of Revenue

During the nine months ended March 31, 2021 our cost of sales amounted to $15,000 and $28,000 during the same period in prior year, which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the nine months ended March 31, 2021 amounted to $878,000 compared with $1,187,000 for the same period in 2020, a decrease of $309,000 or 26%. The decrease in operating expense was due to decrease in payroll and research and development expenses.

Research and development (R&D) expenses remained relatively low as we continued to rely on Desmet for support in R&D and development of new applications for our technology. It is our intention to pursue R&D as our cash position permits.

Liquidity and Capital Resource

During the nine months ended March 31, 2021 the Company incurred a net loss of $270,000, used cash in operations of $50,000, had a working capital deficiency of $644,000 and a stockholders' deficit of $760,000. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2020 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern.

As of March 31, 2021 we had cash and cash equivalents on hand of $838,000 and are not generating sufficient revenues to fund operations. In addition to the funds on hand, management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partners, Desmet Ballestra Group (Desmet), Alchemy Beverages, Inc (ABI), and Enviro Watertek, LLC (EWT). Desmet has agreed to provide us monthly advances of $50,000 through October 1, 2022 to be applied against gross profit share from future sales. In June 2018, we entered into two licensing agreements with ABI and anticipate to start receiving certain royalty payments and revenue stream from ABI in fiscal 2022. We have signed a joint venture agreement with EWT and have received small revenue in our fiscal 2021.

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

Cash Flow

Net cash used in operating activities during the nine months ended March 31, 2021 amounted to $50,000 compared to net cash provided in operating activities of $185,000 for the same period in fiscal 2020.

Funding for the operating activities was provided primarily by sales of our systems and advances received from Desmet.

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

Revenue Recognition

The Company follows the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers . ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of March 31, 2021 the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the third quarter of fiscal 2021 that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

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

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	May 21, 2021
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	May 21, 2021
N. Voloshin	(Principal Financial Officer)

/s/ Jim Fuller	Audit Committee Chairman, Independent Financial Expert	May 21, 2021
Jim Fuller

