Form 10-K
period 2021-06-30
Cavitation Technologies, Inc.
filed 2021-10-13
CIK 1376793

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FROM THE TRANSITION PERIOD FROM _____ TO _______.

For the fiscal year ended June 30, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant by reference to the price at which the common equity was last sold, or of the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,761,000 as of December 31, 2020 based on the closing price of $0.02 per share and 188,060,406 non-affiliate shares outstanding.

The registrant had 220,339,229 shares of common stock outstanding on October 5, 2021.

DOCUMENTS INCORPORATED BY REFERENCE:

None

CAVITATION TECHNOLOGIES, INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED JUNE 30, 2021

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

PART I

ITEM 1.  BUSINESS

Cavitation Technologies, Inc. (referred to herein, unless otherwise indicated, as “the Company,” “CTi,” “we,” “us,” and “our”) is a Nevada corporation originally incorporated under the name Bio Energy, Inc. We are a process and product development firm that has developed, patented, and commercialized environmentally friendly technology-based systems that are designed to serve large, growing, global markets such as vegetable oil refining, renewable fuels, water treatment, wines and spirits enhancement, algae oil extraction, water-oil emulsions and crude oil yield improvement.Our systems are designed to process industrial liquids at a reduced processing time, lower operating cost, improved yield while operating in environmentally friendly manner. Our patented Nano Reactor® and LPN™ are the critical components of our business and we have generated all of our revenue while utilizing these components.

Covid-19

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, has adversely affected workforces, customers, economies, and financial markets globally. It has also disrupted the normal operations of many businesses. This outbreak could decrease spending, adversely affect demand for the Company’s products, and harm the Company’s business and results of operations. During the year ended June 30, 2021, the Company believes the COVID-19 pandemic did not materially impact its operating results due to the nature of the Company’s business and its operations. The Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

Vegetable Oil Refining

Our first commercial application for our technology has been the CTi Nano Neutralization® System which has been utilized to improve edible vegetable oil refining process. Our environmentally friendly process has been shown to reduce refining costs, increase oil yield, and limit the number of chemical additives used in chemical refining of vegetables oils. This patented process (US Patent # 7,762,715 and # 8,042,989) is designed to be incorporated into new and existing soybean, rapeseed, canola and palm vegetable oil refineries.

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

The global consumption of vegetable oils has grown consistently at a rate of about 4.1% p.a. from 90.5 million metric tons (MMT) in 2001 to approximately 214 million metric tons (MMT) in 2020-2021. In 2021-2020 consumption of vegetable oil was 214 MMT compared to 209 MMT in 2019-2020, an increase of 2.4%. (https://www.statista.com/statistics/263937/vegetable-oils-global-consumption/). It is also a highly competitive commodity market in which the lowest-cost producer has the advantage.

Desmet Ballestra Agreement

On May 14, 2012, we signed a global R&D, Marketing and Technology License Agreement with Desmet Ballestra Group s.a. (Desmet), a Belgian company that is actively marketing the NANO Neutralization® System, the key component of which is our Nano Reactor® to soybean and other vegetable oil refiners. The Agreement provided Desmet (licensee) a limited, exclusive license and right to develop, design and supply our NANO Neutralization® System which incorporates Nano Reactor® devices on a global basis tools and fats and oleo chemical applications. The agreement expired in May 2015.

On January 22, 2016, the agreement was renewed and we signed a similar three-year agreement with Desmet effective August 1, 2015, that expired on August 1, 2018. As part of the agreement, Desmet was to provide, under certain conditions, limited monthly advance payments of $50,000 to be applied against gross profit share from future sales.

On October 1, 2018, Desmet and the Company executed a new three year License Agreement with essentially the same terms with the January 2016 agreement. As part of the agreement, Desmet provided us monthly advances of $50,000 through October 1, 2021, to be applied against gross profit share from future sales. The agreement expired on October 1, 2021, and Desmet and CTi are currently working on similar three year global marketing and sales agreement. The Company anticipates the signing of a new agreement on or before December 31, 2021.

Desmet, together with its affiliates, is a global engineering and equipment supply firm engaged in the development, design and supply of process equipment for oils and fats processing facilities including vegetable oil refining, biofuel, oleo chemical, seed crushing, surfactant and detergent markets. Desmet supplies these markets with services based on the latest globally sourced technologies. Desmet has relationships with major refiners globally A significant portion of global vegetable oil refineries include major refiners such as Archer Daniels Midland Company, Cargill, Inc. and Bunge Limited. Desmet has more than 40 sales representatives selling in North America, South America, Europe, and Asia. Since its founding in 1946, Desmet reports that it has built a global network that includes 1,300 employees, 17 global and 8 representative offices, and more than 6,000 lines in a variety of applications. Desmet operates a separate division for each of the above markets and the Desmet Oils & Fats division has supplied small and large plants to approximately 1,900 oil millers in 150 countries, covering over 6,300 process sections.

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

Additionally, in fiscal 2017 Desmet installed our first Nano Reactor® at a bio-diesel production plant in South America. Bio-diesel industry has been under pricing pressure for a considerable period of time and slow to adopt to newer technologies. We are continuously working with Desmet pursuing additional sales opportunities in Asia and South America, however, the acceptance of our technology has been slow and there were no sales generated in our Fiscal 2021.

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

In January 2017 we have entered into a new three-year global technology license, R&D and marketing agreement with GEA that expired on January 1, 2020, covering our patented Nano Reactors® technology, processes and applications. Under this agreement, GEA was granted a worldwide exclusive license to integrate our patented technology into water treatment application, milk and juice pasteurization, and certain food related processes. The license agreement between us and GEA had a three-year term and provided for the payment of $300,000 per year in advanced license fees to us. The Company had received approximately $877,000 in advances from GEA under this agreement. Our agreement with GEA expired on January 1, 2020 and was not renewed. As a result of the termination of the agreement with GEA, we recognized approximately $877,000 in revenue during the year ended June 30, 2020 to account for advances we received since January 2017 that was previously recorded as advances from distributors.

Enviro Watertek, LLC

In April 2019, we have entered into a licensing and service contract agreement with Enviro Watertek, LLC (“EW”). This agreement covers our first commercial entrance into industrial treatment of produced and frac water. Fracking industry has seen a significant growth over the past ten years, reaching daily water consumption volume of over 58 million barrels per day. Our newly designed Low Pressure Nano Reactor (LPN™) was specifically developed to be integrated into produced water treatment system along with our proprietary chemical formulations, and has depicted measurable and quantifiable advantages over industry standard processes and equipment. Our agreement with EW provides for sales on LPN™ plus recurring revenue stream based on processing of produced and frac water volumes and utilization. Our agreement with EW has a fifteen-year term. We sold our first LPN™ system in the third quarter of our fiscal 2019, while generating additional LPN™ sales and recurring revenue in our fiscal 2020. In March 2020, global pandemic of COVID-19 has taken an unexpected negative impact on the oil and gas industry worldwide, and has consequently impaired our ability to rapidly accelerate LPN™ sales and recurring revenue stream. While the industry has gone through a major overhaul, we are seeing a gradual recovery in the industry. Our current system installations can handle approximately 25,000 barrels per day (BPD) and we anticipate an increased capacity coming on line in our Fiscal 2022.

Alchemy Beverages, Inc

In fiscal 2014, Roman Gordon, one of our shareholders and a former officer, formed a company, Cameo USA LLC (Cameo). Since its formation, Cameo has had no revenue, no operations, and has had no assets or liabilities. On June 4, 2018, Mr. Gordon contributed his 100% interest in Cameo to Cavitation Technologies, Inc. As Mr. Gordon had no reasonable and objectively supportable basis in the valuation of his investment in Cameo, there was no value assigned to the contribution of Cameo.

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

To date, ABI hasn’t generated any sales under Cameo brand. Since June 2018, the Company and ABI have developed a small table top home appliance unit Barmuze® utilizing MLPN , allowing consumers to experience a new way of enjoying wines and spirits, utilizing CTi’s patented and patent pending technologies to molecularly restructure alcohol, convert harsh acids to pleasant tasting esters, and reduce levels of certain impurities commonly present in alcohol.

On February 26, 2019, we have filed an application with U.S. Patent office, U.S. Patent Application No. 16/286,309 “SYSTEM AND METHOD FOR PURIFICATION OF DRINKING WATER, ETHANOL AND ALCOHOL BEVERAGES OF IMPURITIES” and on October 24, 2018, U.S. Patent Application No. 16/169,644 “METHOD AND DEVICE FOR PRODUCING OF HIGH QUALITY ALCOHOLIC BEVERAGES”.

During fiscal 2021, we have received approval for several patent applications, protecting our technology and processing rights, meanwhile expanding our broad portfolio of patents.

During fiscals 2021 and 2020, there were no sales or royalties generated pertaining to our agreement with Alchemy Beverages, Inc. The investment in ABI has no value assigned to it, which approximates its fair value.

Customers Dependence

We continue to sell our industrial capacity Nano Reactor® and Nano Neutralization® System through our strategic partner Desmet and most of our revenue for the fiscal year ended June 30, 2021, was derived from sales of reactors to Desmet and the corresponding gross profit share. We have generated minimal revenue pertaining to our licensing agreement with EW in our fiscal 2021. We had no sales of LPN™ due to COVID-19 that has significantly impacted oil production in US. Meanwhile, we are starting to see oil and gas industry early stage recovery and foresee a great opportunity for our technology providing a significant upside potential both at the point of sale and recurring revenue stream.

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

Patents

Our Cavitation Generator patent was issued during fiscal 2011. In addition, we have a patent for our Multi-Stage Cavitation Device Nano Reactor® that was issued on October 25, 2011. In the fiscal 2014 we received approvals for another apparatus patent and 2 additional process patents in the US. As of June 30, 2021, our portfolio of patents included 19 issued patents in the United States and 12 issued patents internationally. Our patents cover multiple process and applications of our technology in vegetable oil refining, production of biodiesel, treatment of process and industrial water, upgrade of hydrocarbons and enhancing of alcoholic beverages. We continuously develop new technologies and applications, as we have filed new patent applications for Low Pressure Nano-Reactors LPN™. LPN™ is a highly efficient homogenizer and emulsifier that can be utilized in multiple fluids processing applications. Recently, we have filed a patent application for a small home appliance. This new product is designed directly with consumer in mind and the first step for our company to introduce our technology outside of the industrial sector where we typically sell our products.

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

We plan on continuing to invest in research and development and file for new and improved patents.

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two parties, our President as well as our former Chief Executive Officer (CEO) who currently serves as our Technology Senior Manager, where certain devices and methods involved in our hydrodynamic cavitation processes invented by the President and former CEO/current Technology Senior Manager have been assigned to the subsidiary. In exchange, that subsidiary agreed to pay a royalty of 5% of gross revenues to each of the President and former CEO/current Technology Senior Manager for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by us on May 13, 2010, from our subsidiary. Our former CEO/current Technology Senior Manager and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2021.

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

Employees

As of June 30, 2021, we had four full-time employees and had engaged several consultants and independent contractors over the past year. Members of our technical team are comprised of experienced professionals who are chemists, civil, chemical, and mechanical engineers with expertise in hydrodynamic cavitation, nano technology and water treatment. These individuals hold degrees in Civil, Chemical, and Mechanical Engineering.

Research and Development Expenditures

During the fiscal years ended June 30, 2021 and 2020, we spent $21,000 and $18,000, respectively, on research and development activities.

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

The Company is not aware of any pending litigations.

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

		HIGH	LOW

Fiscal 2020	First Quarter	$0.04	$0.02
	Second Quarter	0.04	0.02
	Third Quarter	0.04	0.02
	Fourth Quarter	0.03	0.01

		HIGH	LOW

Fiscal 2021	First Quarter	$0.02	$0.01
	Second Quarter	0.02	0.01
	Third Quarter	0.07	0.02
	Fourth Quarter	0.08	0.04

Fiscal 2022	First Quarter	0.11	0.05

We became a public company through a share exchange that was affected in October 2008. The first day of public trading of our stock was November 11, 2008. Since our fiscal year end was changed to June 30, public trading of our stock began in the second quarter of fiscal 2009. As of September 30, 2021, there were approximately 1,500 holders of record of our Common Stock. This does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms. The closing price of our common stock on October 5, 2021 was $0.080.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Equity Securities and Use of Proceeds

In June 2021, we issued 11,269,538 shares of common stock at a selling price of $0.065 per share and 11,269,538 of warrants, exercisable at $0.09 to various entities and individuals for net proceeds of $729,000. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public. No sales commissions or other remuneration was paid in connection with this issuance.

In July 2021, we issued 12,071,785 shares of common stock at a selling price of $0.065 per share and 12,071,785 of warrants, exercisable at $0.09 to various entities and individuals for net proceeds of $729,000. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public. No sales commissions or other remuneration was paid in connection with this issuance.

We did not sell any equity securities during the year ended June 30, 2020.

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

We have developed, patented, and commercialized proprietary technology that can be used for processing of various industrial and consumer-oriented fluids. Our patented Nano Reactor® is the critical components of the CTi Nano Neutralization® System which has been shown to reduce operating costs and increase yields in processing oils and fats. CTi holds and applied for numerous patents covering technology and various processes in US and Internationally, covering vegetable and crude oil refining, processed and frac water treatment, algae oil extraction, and alcoholic beverage enhancement. During our Fiscal 2021, we have continuously worked on developing additional technologies and products related to low pressure nano reactor (LPN™). LPN™ is designed to become a highly efficient mixer and homogenizer. We believe that LPN™ has a great commercial utilization opportunity by providing efficient and cost-effective solution in multiple fluid processing industries. LPN™ has a number of advantages over current mechanically operated mixers and homogenizers. Industrial application of our technology in produced and frac water treatment system, LPN™ along with our proprietary chemical formulations have depicted measurable and quantifiable advantages over industry standard processes and equipment. Additionally, our miniature low pressure nano reactor MLPN has become an integral part of Barmuze®, a small home appliance device for enhancing taste and extracting unwanted impurities typically present in alcoholic beverages.

During the year ended June 30, 2021, we recorded revenue of $558,000 and net loss of $649,000, respectively.

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

During the year ended June 30, 2021, we incurred net loss of $649,000 and used cash in operating activities of $250,000. As of June 30, 2021, we have a working capital deficiency of $401,000 and a stockholders’ deficit of $411,000.

Management’s plan is to generate income from operations by licensing our technology globally through Desmet Ballestra Group (Desmet), agreements with EnviroWaterTek and Alchemy Beverages, Inc. In October 2018, we signed a three-year global R and D, Marketing and Technology License Agreement with Desmet for the sale and licensing of our Nano Reactor® and Nano Neutralization® Systems. This agreement is a continuation of the original agreement we signed with Desmet in May 2012. As part of the agreement, Desmet is also obligated to provide us with monthly advances of $50,000 to be applied against our share in gross profit from the sale of reactors. During the year ended June 30, 2021, advances received from Desmet amounted to $639,000, of which $104,000 was recorded as revenues. These funds service operational expenses on monthly basis.

Our agreement with Enviro WaterTek signed in March of 2019, has generated sales of LPN™’s and recurring revenue stream in our fiscal 2021, resulting in aggregate revenue of $17,000

There was no revenue produced in relationship to our agreement with Alchemy Beverages, Inc.

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

Leases

The Company accounts for leases under guidance of Accounting Standards Codification (“ASC”) 842, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its office lease as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

Results of Operations

Below is summary comparing fiscal 2021 and fiscal 2020.

	For the Years Ended
	June 30,
	2021	2020	$ Change	% Change

Revenue	$558,000	$1,663,000	$(1,105,000)	(66)%
Cost of revenue	(20,000)	(40,000)	(20,000)	(50)%
Gross profit	538,000	1,623,000	(1,085,000)	(67)%

General and administrative expenses	1,264,000	1,469,000	(205,000)	(14)%
Research and development expenses	21,000	18,000	3,000	17%
Total operating expenses	1,285,000	1,487,000	(202,000)	(14)%

Income (loss/) from operations	(747,000)	136,000	(883,000)	(649)%

Loss on transfer of accrued payroll	–	(8,000)	8,000	(100)%
Gain on forgiveness of note payable	104,000	–	104,000	100%
Interest expense	(6,000)	–	(6,000)	100%
Net income (loss)	$(649,000)	$128,000	$(777,000)	(607)%

Revenue

During the year ended June 30, 2021, revenue decrease by 66% to $558,000 and it was derived from the sale of our Nano Reactor® and CTi Nano Neutralization Systems to Desmet of $345,000 pursuant to 4 purchase orders received and corresponding share in gross profit in the aggregate of $301,000. In addition, the Company also recorded an aggregate revenue of $17,000 from the sale of LPN™ and water processing to Enviro Watertek, LLC.

During the year ended June 30, 2020, our revenue was $1,663,000 and it was derived from the sale of our Nano Reactor® and CTi Nano Neutralization Systems to Desmet of $427,000 pursuant to 6 purchase orders received and corresponding share in gross profit in the aggregate of $266,000. The Company also recorded an aggregate revenue of $42,000 from the sale of LPN™ and water processing usage fee to Enviro Watertek, LLC. In addition, we also recorded revenue of 887,000 to account for non-refundable fees received pursuant to our agreement with GEA that expired in December 2019.

 Operating Expenses

Operating expenses for fiscal 2021 amounted to $1,292,000 versus $1,487,000 in fiscal 2020, a decrease of $195,000 or 14%. The decrease in operating expenses was attributed to lower legal fees, office and stock compensation expense compared to fiscal 2020, and amendment of certain stock warrants issued in prior period. Non-cash expense items such as amortization and depreciation expense of $18,000, primarily amounted to a small proportion of operating expenses, with major expense categories being salaries and payroll taxes of approximately $629,000, legal and professional fees of approximately $126,000, for travel, insurance and marketing services combined $156,000 Research and development (R&D) expense was $21,000 compared to $18,000 the same as in the year ended June 30, 2020.

Operating expenses for fiscal 2020 amounted to $1,487,000. Non-cash expense items such as amortization and depreciation expense of $41,000 among others, amounted to a small proportion of operating expenses, with major expense categories being salaries and payroll taxes of approximately $699,000, legal and professional fees of $97,000,000, travel, various insurance policies and marketing services were $167,000.

Research and development (R&D) expense during the year ended June 30, 2021 was $21,000 compared to $18,000 during the year ended June 30, 2020.

Net Income (Loss)

Our reporting net loss in fiscal 2021 was $649,000 compared to net income in fiscal 2020 of $128,000.

Liquidity and Capital Resources

Our cash balance at June 30, 2021 increased to $1,363,000 compared to $759,000 at June 30, 2020.

For the year ended June 30, 2021 cash used in operating activities was $250,000, cash used in investing activities was $128,000, and cash generated from financing activities was $982,000.

For the year ended June 30, 2020 cash provided by operating activities was $56,000, cash used in investing activities was $50,000, and cash provided by financing activities was $104,000.

During the year ended June 30, 2021, we incurred a net loss of $649,000 and at June 30, 2021, we had a stockholder deficit of $411,000 and working capital deficiency of $401,000. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2021 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

Management’s plan is to generate income from operations by continuing to license its technology globally. Additionally, we anticipate generating revenues from our agreements with EW and ABI.

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
Los Angeles, CA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cavitation Technologies, Inc. (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred recurring operating losses and used cash in operations since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of variable consideration

As described in Notes 1 and 2 to the consolidated financial statements, the Company receives a share of the gross profit earned by one of its distributors upon such distributors sale of products which include the Company's Nano Reactor® and CTi Nano Neutralization® System products.  The Company's performance obligation related to the sale of its products is completed upon the shipment of the products to the distributor.  Accordingly, at such time, the expected future share of gross profit to be earned from distributors is treated as variable consideration and recognized as revenue using the most likely amount method, subject to variable consideration constraints.

We identified management’s estimation and valuation of variable consideration as a critical audit matter because of the significant judgement by management in estimating the Company’s share of gross profit to be earned from distributors and the high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating the reasonableness of the significant assumptions used in developing the estimate.

Our primary audit procedures related to the estimation of variable consideration included the following, among others:

•	We evaluated the appropriateness of the Company’s revenue recognition policy, including its compliance with applicable accounting standards.
•	We tested the completeness, accuracy, and relevance of the underlying data used in management’s estimates by testing recorded revenues to supporting documents.
•	We evaluated the reasonableness of management's estimate of variable consideration in accordance with their accounting policies based on contractual terms and historical data and variable consideration estimates, including potential variable consideration constraints.
•	We confirmed the Company’s share of gross profit with the distributor.

We have served as the Company’s auditor since 2013.

/s/ Weinberg & Company, P.A.

Los Angeles, California
October 13, 2021

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2021	June 30, 2020
ASSETS

Current assets:
Cash and cash equivalents	$1,363,000	$759,000
Accounts receivable	6,000	104,000
Inventory	25,000	47,000
Total current assets	1,394,000	910,000

Property and equipment, net	182,000	76,000
Operating lease right-of-use asset	245,000	308,000
Other assets	10,000	10,000
Total assets	$1,831,000	$1,304,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$342,000	$316,000
Accrued payroll and payroll taxes – related parties	667,000	693,000
Related party payable	1,000	1,000
Operating lease liability, current portion	58,000	54,000
Customer advances	727,000	368,000
Total current liabilities	1,795,000	1,432,000

Notes payable, non-current	254,000	104,000
Operating lease liability, non-current portion	193,000	258,000
Total liabilities	2,242,000	1,794,000

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2021 and 2020, respectively	–	–
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 208,267,444 and 196,997,906 shares issued and outstanding as June 30, 2021 and 2020, respectively	208,000	197,000
Additional paid-in capital	24,008,000	23,291,000
Accumulated deficit	(24,627,000)	(23,978,000)
Total stockholders' deficit	(411,000)	(490,000)
Total liabilities and stockholders' deficit	$1,831,000	$1,304,000

See accompanying notes to the consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,
	2021	2020

Revenue	$558,000	$1,663,000
Cost of revenue	(20,000)	(40,000)
Gross profit	538,000	1,623,000

General and administrative expenses	1,264,000	1,469,000
Research and development expenses	21,000	18,000
Total operating expenses	1,285,000	1,487,000

Income (loss) from operations	(747,000)	136,000

Other Income (Expense)
Gain on forgiveness of PPP Loan	104,000	–
Interest expense	(6,000)	–
Loss on transfer of accrued payroll	–	(8,000)
	98,000	(8,000)

Income (loss) before income taxes	(649,000)	128,000
Provision for income taxes	–	–
Net income (loss)	$(649,000)	$128,000

Net income (loss) per share,
Basic and diluted	$(0.00)	$0.00

Weighted average shares outstanding,
Basic and diluted	197,224,988	196,997,906

See accompanying notes to the consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

YEARS ENDED JUNE 30, 2021 AND 2020

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2019	196,997,906	$197,000	$23,090,000	$(24,106,000)	$(819,000)
Fair value of warrants granted for services	–	–	194,000	–	194,000
Fair value of amended warrants	–	–	7,000	–	7,000
Net income	–	–	–	128,000	128,000
Balance at June 30, 2020	196,997,906	197,000	23,291,000	(23,978,000)	(490,000)
Common stock issued for cash	11,269,538	11,000	717,000	–	728,000
Net loss	–	–	–	(649,000)	(649,000)
Balance at June 30, 2021	208,267,444	$208,000	$24,008,000	$(24,627,000)	$(411,000)

See accompanying notes to the consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2021	2020
Operating activities:
Net income (loss)	$(649,000)	$128,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	22,000	39,000
Fair value of common stock issued for services	–	194,000
Fair value of vested warrants – stock compensation expense	–	7,000
Amortization of operating lease right-of-use assets	63,000	60,000
Gain on forgiveness of note payable	(104,000)	–
Loss on transfer of accrued payroll	–	8,000
Allowance for bad debts	–	5,000
Effect of changes in:	–	–
Accounts receivable	98,000	131,000
Inventory	22,000	10,000
Accounts payable and accrued expenses	26,000	(75,000)
Accrued payroll and payroll taxes – related parties	(26,000)	(3,000)
Customer advances	359,000	(392,000)
Operating lease liabilities	(61,000)	(56,000)
Net cash provided by (used in) operating activities	(250,000)	56,000

Investing activities:
Purchase of property and equipment	(128,000)	(50,000)
Cash used in investing activities	(128,000)	(50,000)

Financing activities:
Proceeds from notes payable	254,000	104,000
Proceeds from sale of common stock	728,000	–
Cash generated from financing activities	982,000	104,000

Net increase in cash and cash equivalents	604,000	110,000

Cash and cash equivalents, beginning of period	759,000	649,000
Cash and cash equivalents, end of period	$1,363,000	$759,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental disclosures of cash flow information:
Transfer of accrued payroll to accounts payable and accrued expenses	$–	$204,000
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$–	$368,000

See accompanying notes to the consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2021 AND 2020

Note 1 – Organization and Summary of Significant Accounting Policies

Cavitation Technologies, Inc. (“the Company,” “CTi,” “we,” “us,” and “our”) is a Nevada corporation originally incorporated in January 2007 under the name Bio Energy, Inc. The Company has developed, patented, and commercialized proprietary technology used in our Nano Reactor® and LPN™ liquid processing applications.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in accompanying consolidated financial statements, during the year ended June 30, 2021, the Company incurred a net loss of $649,000 and at June 30, 2021 the Company had a stockholder deficit of $411,000 and working capital deficiency of $401,000. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from an inability of the Company to continue as a going concern.

As of June 30, 2021, the Company has cash in the amount of $1,363,000. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management’s plan is to increase revenues by continuing to license its technology globally. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect.

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

Covid-19

During the year ended June 30, 2021, the COVID-19 pandemic did not have a material net impact on our operating results. The Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

As of June 30, 2021, the Company has been following the recommendations of local health authorities to minimize exposure risk for its employees, including having employees work remotely and utilizing electronic submission of invoices and payments.

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

As of June 30, 2021, and 2020, Company had deposits in excess of federally insured limit with one bank. The Company believes that no significant concentration of credit risk exists with respect to this cash balances because of its assessment of the creditworthiness and financial viability of this financial institution.

Accounts Receivable

Accounts receivable are generally recorded at the invoiced amounts net of an allowance for expected losses. The Company evaluates the collectability of our trade accounts receivable based on a number of factors. In circumstances where it becomes aware of a specific customer’s inability to meet its financial obligations to us, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount that management believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due trade accounts receivable outstanding. At June 30, 2021 and 2020, the Company had no reserve recorded for uncollectible accounts receivable.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined on a specific item basis. Inventory is composed of finished goods and represents costs incurred to manufacture the Company’s Nano Reactor® systems and LPN™.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Betterments, renewals, and extraordinary repairs that extend the life of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to retired assets are removed from the Company’s accounts, and the gain or loss on dispositions, if any, is recognized in the consolidated statements of operations.

Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives.

Leasehold improvements	Shorter of the life of the asset or lease term
Furniture	5-7 Years
Office equipment	5 Years
Lab equipment	4 Years
Skid systems	4 Years

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

For the years ended June 30, 2021 and 2020, the Company did not recognize any impairment for its property and equipment.

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

Leases

The Company accounts for its leases in accordance with the guidance of FASB Accounting Standards Codification (“ASC”) 842, Leases. The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments The Company adopted ASC 842 on July 1, 2019. There was no cumulative-effect adjustment to accumulated deficit (see Note 3).

Fair Value Measurement

FASB ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

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

As of June 30, 2021, and 2020, the carrying value of certain accounts such as accounts receivable, inventory, accounts payable, accrued expenses and accrued payroll approximates their fair value due to the short-term nature of such instruments.

Share-Based Compensation

We periodically issue stock options, warrants and common stock to employees and non-employees for services and capital raising transactions. We account for share-based payments under the guidance of ASC 718 , which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. We estimate the fair value of stock option and warrant awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in our Statements of Operations. We estimate the fair value of restricted stock awards to employees and directors using the market price of our common stock on the date of grant, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in our Statements of Operations. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services.

Under ASC 718, the amount of cash or other assets transferred (or liabilities incurred) to repurchase an equity award shall be charged to equity, to the extent that the amount paid does not exceed the fair value of the equity instruments repurchased at the repurchase date. Any excess of the repurchase price over the fair value of the instruments repurchased shall be recognized as additional compensation cost.

Advertising Costs

Advertising costs, including marketing expense, incurred in the normal course of operations are expensed as incurred. Advertising expenses amounted to $12,000 and $20,000 for the years ended June 30, 2021 and 2020 respectively and was reported as part of General and administrative expenses in the accompanying Consolidated Statements of Operations.

Research and Development Costs

Research and development expenses relate primarily to the development, design, testing of preproduction prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development costs recorded during the years ended June 30, 2021 and 2020 amounted to $21,000 and $18,000, respectively.

Warranty Policy

The Company provides a limited warranty with every set of reactors sold, typically 2 to 5 years. The Company has not experienced significant claims under its warranty policy, and management determined no accrual for warranty reserve was necessary at June 30, 2021 and 2020.

Net Income (Loss) Per Share

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

The following table sets forth the computation of basic and diluted loss per common share.

	June 30,
	2021	2020

Net income (loss)	$(649,000)	$128,000

Weighted average common shares – basic	197,224,988	196,997,906
Dilutive effect of outstanding stock options and warrants	–	–
Weighted average shares – diluted	197,224,988	196,997,906

Net loss per common share:
Basic and Diluted	$(0.00)	$(0.00)

There were no adjustments to net income (loss) required for purposes of computing diluted earnings per share. At June 30, 2021 and 2020, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of its diluted earnings per share, as their effect would have been anti-dilutive.

	June 30, 2021	June 30, 2020
Options	11,000,000	11,000,000
Warrants	98,966,049	87,696,511

Concentrations

During the year ended June 30, 2021, we recorded 96% of our revenue from Desmet Ballestra (Desmet) and 3% from Enviro Watertek, LLC (EW) (see Note 2).

During the year ended June 30, 2020, we recorded 53% of our revenue from GEA Westfalia (GEA), 45% from Desmet and 2% from EW (see Note 2).

At June 30, 2021 and 2020, 100% of accounts receivable were due from EW and Desmet, respectively.

Segment

As of June 30, 2021, the Company operated one reportable business segment. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify fora scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective July 1, 2024, for the Company. Early adoption is permitted, but no earlier than July 1, 2021, including interim periods within that year. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements, but currently does not believe ASU 2020-06 will have a significant impact on the Company.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 2 – Contracts with Customers

Desmet Ballestra Agreement

In October 2018, we signed a three-year global R and D, Marketing and Technology License Agreement with Desmet Ballestra (Desmet) for the sale and licensing of our reactors. This agreement was a continuation of an original agreement we signed with Desmet in 2012 and amended in 2016. As part of the October 2018 agreement, Desmet provided us monthly advances of $50,000 through October 1, 2021, to be applied against gross profit share from future sales. The agreement expired on October 1, 2021, and the Company is in negotiations with Desmet for a new agreement.

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

The Company also receives a share in gross profit, as defined, from the sale of Desmet’s integrated neutralization system to its customer of which the reactors are an integral component. Such amount is subject to adjustment based on certain factors including costs over run. The Company has no control with regards to the sale and installation of Nano Reactor® and CTi Nano Neutralization® System, between Desmet and the end customer. In accordance with ASC 606, the Company has determined that the gross profit to be earned from Desmet, its distributor is variable consideration, and evaluates the amount of the potential payments and the likelihood that the payments will be received using the most likely amount approach (subject to the variable consideration constraint). Estimates are available from our distributor which are considered in the determination of the most likely amount. However, given the lack of control over the sale to the end customer and the lack of history of prior sales, the Company considered these as variable revenue constraints, and as such, the amount of revenue recognized is limited to the actual amount of cash received under the contract which the Company has determined is not refundable and probable that a significant revenue reversal would not occur. Further, Company has been able to develop an expectation of the actual collection based on its historical experience.

During the year ended June 30, 2021, the Company recorded sales of $346,000 from Nano Reactor® sales and $191,000 from gross profit share for a total revenue of $537,000 from Desmet.

During the year ended June 30, 2020, the Company recorded sales of $483,000 from Nano Reactor® sales and $266,000 from gross profit share for a total revenue of $749,000 from Desmet.

As of June 30, 2021 and 2020, advances received from Desmet related to the Company’s share in gross profit amounted to $727,000 and $368,000, respectively. These advances will only be recognized as revenues once the condition for revenue recognition have been met.

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

During the year ended June 30, 2021 and 2020, the Company recorded revenues of $17,000 and $38,000, respectively. Revenues from processing of frack water volumes and utilization will only be recognized upon collection from EW.

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

From January 2017 through December 2019, the Company received total non-refundable payments of $877,000 from GEA. For the years ending June 30, 2017 through June 30, 2019, the Company accounted for these payments as customer advances as they represent deferred profit sharing revenue in anticipation of future sales of the Company’s reactors to GEA. The agreement with GEA expired in December 2019 and was not renewed. During the term of the agreement, the Company did not sell any reactors to GEA. The Company determined that its performance obligation to provide reactors to GEA had expired based on terms of the agreement. Accordingly, for the year ending June 30, 2020, the Company recognized the $877,000 of non-refundable payments received in 2017 to 2019 as revenue.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	June 30,	June 30,
	2021	2020

Lease costs:
Operating lease (included in general and administrative in the Company’s consolidated statement of operations)	$74,000	$73,000

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$71,000	$69,000

Weighted average remaining lease term – operating leases (in years)	3.6	4.6
Average discount rate – operating leases	4%	4%

The supplemental balance sheet information related to leases for the period is as follows:
Long-term right-of-use assets	$245,000	$308,000

Short-term operating lease liabilities	$58,000	$54,000
Long-term operating lease liabilities	193,000	258,000
Total operating lease liabilities	$251,000	$312,000

Maturity of the Company’s lease liabilities are as follows:

Operating
Year Ending June 30:	Lease
2022	$72,000
2023	75,000
2024	78,000
2025	47,000
2026 and thereafter	–
Total lease payments	272,000
Less: Imputed interest/present value	(21,000)
Present value of lease liabilities	$251,000

Note 4 - Property and Equipment

Property and equipment consist of the following as of June 30, 2021 and 2020:

	June 30,	June 30,
	2021	2020

Leasehold improvement	$2,000	$2,000
Furniture	27,000	27,000
Office equipment	2,000	2,000
Equipment	484,000	356,000
Systems	187,000	187,000
	702,000	574,000
Less: accumulated depreciation and amortization	(520,000)	(498,000)
Property and equipment, net	$182,000	$76,000

Depreciation expense for the years ended June 30, 2021 and 2020 amounted to $22,000 and $39,000, respectively and was recorded as part of General and Administrative expenses in the accompanying Consolidated Statements of Operations.

Note 5 – Related Party Transactions

Accrued Payroll and Payroll Taxes

In prior periods, the Company accrued salaries and estimated payroll taxes due to current and former officers of the Company. During the year ended June 30, 2020, the Company reduced accrued payroll by $3,000. In addition, $196,000 due to a former officer was acquired from the former officer by Strategic IR(SIR), an unrelated party. The former officer, SIR, and the Company agreed that the amount of the accrued payroll totaled $204,000, and the Company recorded a loss on the transfer of the liability to SIR of $8,000. As of June 30, 2020, outstanding balance of accrued payroll and payroll taxes-related parties totaled $693,000.

During the year ended June 30, 2021, the Company reduced accrued payroll by $26,000. As of June 30, 2021, accrued payroll and payroll taxes-related parties totaled $667,000.

Note 6 – Notes Payable

	June 30,	June 30,
	2021	2020

A. Note Payable - PPP#1	$104,000	$104,000
B. Note Payable - PPP#2	104,000	–
C. Note Payable - EIDL	150,000	–
Total	$254,000	$104,000

A.	On April 16, 2020, the Company was granted a loan for $104,000 (PPP #1) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “Cares Act”). PPP #1 loan was scheduled to mature in April 2022 had a 1% per annum interest rate, and was subject to the terms and conditions applicable to loans administered by the Small Business Administration (“SBA”) under the CARES Act. The Company applied ASC 470, Debt, to account for PPP #1 loan. The Company used the entire PPP #1 loan amount for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent, and qualifying utilities. As of June 30, 2020, the outstanding balance of PPP #1 loan was $104,000. In May, 2021, the SBA approved the forgiveness of PPP #1 loan of $104,000, and we recognized a gain on extinguishment of PPP #1 loan of $104,000 during the year ended June 30, 2021.

B.	On March 26, 2021, the Company received a second loan of $104,000 pursuant to the PPP (PPP #2) that is scheduled to mature in March 2026. PPP #2 loan bears interest at 1% per annum, is unsecured, and guaranteed by the Small Business Administration (the “SBA”). The Company applied ASC 470, Debt, to account for PPP #2 loan. Funds from PPP #2 loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. The Company believes it used the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company is currently in the process of applying for forgiveness of the PPP #2 loan with respect to these qualifying expenses, however, the Company cannot assure that such forgiveness of any portion of PPP #2 loan will occur. The Company was in compliance with the terms of PPP #2 loan as of June 30, 2021. As of June 30, 2021, the outstanding balance of PPP #2 loan was $104,000.

C.	In July 2020, the Company received a loan of $150,000 from the SBA under its Economic Injury Disaster Loan (EIDL) assistance program. The EIDL loan is payable over 30 years, bears interest at a rate of 3.75% per annum and secured by all tangible and intangible property of the Company. The Company was in compliance with the terms of the EIDL loan as of June 30, 2021. As of June 30, 2021, the outstanding balance of the note payable was $150,000.

Note 7 - Stockholders’ Deficit

Preferred Stock

On March 17, 2009, the Company filed an Amended and Restated Articles of Incorporation and created two new series of preferred stock, the first of which is designated Series A Preferred Stock and the second of which is designated as Series B Preferred Stock. The total number of shares of Common Stock which this corporation has authority to issue is 1,000,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock of which 5,000,000 shares are designated as Series A Preferred Stock, and 5,000,000 shares are designated as Series B Preferred Stock, with the rights, preferences and privileges of the Series B Preferred Stock to be designated by the Board of Directors. Each share of Common Stock and Preferred Stock has a par value of $0.001. As of June 30, 2021, and 2020, there are no shares of Series A or Series B Preferred Stock issued and outstanding.

Common Stock

During the year ended June 30, 2021, the Company issued 11,269,538 shares of common stock and 11,269,538 fully vested warrants to purchase common stock over a period of five years with an exercise price of $0.09 per share in exchange for net cash proceeds of $728,000 or a selling price of $0.065 per unit.

Stock Options

The Company has not adopted a formal stock option plan. However, it has assumed outstanding stock options resulting from the acquisition of its wholly owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non-plan grants. A summary of the stock option activity from June 30, 2021 and 2020 is as follows:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at June 30, 2019	11,000,000	$0.03	3.36
- Granted	–	–	–
- Forfeited	–	–	–
- Exercised	–	–	–
- Expired	–	–	–
Outstanding at June 30, 2020	11,000,000	$0.03	6.07
- Granted	–	–	–
- Forfeited	–	–	–
- Exercised	–	–	–
- Expired	–	–	–
Outstanding at June 30, 2021	11,000,000	$0.03	5.07

During the year ended June 30, 2020, stock options granted in prior years to purchase 8,500,000 shares of common stock were modified to increase their expiration period to ten years. All other terms of the original grant did not change. As a result of this modification, the Company recorded stock compensation expense of $2,000 to account for the incremental change in fair value of these options before and after the modification based upon a Black-Scholes Option Pricing model.

As of June 30, 2021, all outstanding options were fully vested and exercisable. The intrinsic value of the outstanding options as of June 30, 2021 was $330,000. The following table summarizes additional information concerning options outstanding and exercisable at June 30, 2021.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.03	11,000,000	5.07	$0.03	11,000,000	5.07
	11,000,000			11,000,000

Warrants

A summary of the Company’s warrant activity and related information from as of June 30, 2021 and 2020 is as follows.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
Warrants		Price	(Years)

Outstanding at June 30, 2019	79,263,176	$0.07	4.45
Granted	9,800,000	0.03	10.00
Exercised	–
Expired	(1,366,665)
Outstanding at June 30, 2020	87,696,511	0.07	5.64
Granted	11,269.538	0.09	5.00
Exercised	–
Expired	–
Outstanding at June 30, 2021	98,966,049	$0.07	4.49

During the year ended June 30, 2021, the Company granted warrants to purchase 11,269,538 shares of common stock in relation to the issuance of common stock (see Common Stock above).

During the year ended June 30, 2020, the Company granted warrants to purchase 9,800,000 shares of common stock to officers, directors, and employees for services rendered. The warrants are fully vested upon grant, exercisable at $0.03 per share, and will expire in ten years. Total fair value of these warrants amounted to $194,000 based upon a Black-Scholes Option Pricing model. Also, during the year ended June 30, 2020, stock warrants granted in prior years to purchase 27,100,000 shares of common stock were modified to increase their expiration period to ten years. All other terms of the original grant did not change. As a result of this modification, the Company recorded stock compensation expense of $5,000 to account for the incremental change in fair value of these warrants before and after the modification based upon a Black-Scholes Option Pricing model.

As of June 30, 2021, all outstanding warrants were fully vested and exercisable. The intrinsic value of the outstanding warrants as of June 30, 2021 was $1,482,000. The following table summarizes additional information concerning warrants outstanding and exercisable at June 30, 2021.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.03 - $0.05	68,736,518	6.02	$0.03	68,736,518	$0.03
$0.08 - $0.12	30,229,531	3.26	$0.10	30,229,531	$0.10
	98,966,049			98,966,049

The fair value of the warrant awards was estimated using the Black-Scholes method based on the following weighted-average assumptions:

June 30,
2020

Risk-free interest rate	0.56%
Contractual terms (years)	5.99
Expected volatility	264%
Expected dividend yield	0%

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

Note 8 - Income Taxes

For the year ended June 30, 2021, the Company recorded no provision for income taxes due to the Company’s taxable net loss position. For the year ended June 30, 2020, the Company recorded no provision for income taxes due to available Federal net operating loss (NOL) carryforwards that are available to reduce taxable income.

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The components of deferred tax assets are presented below.

At June 30, 2021, the Company had available Federal NOL carryforwards of approximately $9.8 million that are available to reduce future taxable income. The Federal NOL carry forward expires through 2036. The NOLs are subject to statutory limitations under Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carry forwards.

During the year ended June 30, 2021 and 2020, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards due to recurring operating losses. Based on their valuation, the Company determined that the net deferred tax assets, do not meet the requirements to realize, and as such, the Company has provided a full valuation allowance against them.

At June 30, 2021 and 2020, significant component of the Company’s deferred tax assets and liabilities are as follows:

	June 30,	June 30,
	2021	2020
Net Operating loss carryforwards	$2,758,000	$2,620,000
Stock compensation expense	840,000	840,000
Total net deferred tax assets	3,598,000	3,460,000
Less valuation discount	(3,598,000)	(3,460,000)
Net deferred tax assets	$–	$–

A reconciliation of the effective income tax to statutory US federal income tax is as follows:

	June 30,	June 30,
	2021	2020
Federal statutory rate	(21)%	(21)%
State income taxes, net of Federal benefit	(7)%	(7)%
Valuation allowance	28%	28%
Income tax provision	–	–

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

The following summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years

Federal	2014 – 2020
California	2014 – 2020

The Company’s net operating loss carry forwards are subject to IRS examination until they are utilized and such tax years are closed.

Note 9 – Commitments and Contingencies

Royalty Agreements

On July 1, 2008, the Company’s wholly owned subsidiary entered into Patent Assignment Agreements with two parties, its President as well as its former Chief Executive Officer (CEO) and current Technology Senior Manager, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and former CEO/ current Technology Senior Manager have been assigned to the Company. In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of the President and former CEO/ current Technology Senior Manager for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010. The Company’s former CEO/ current Technology Senior Manager and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2021 and 2020.

On April 30, 2008 (as amended November 22, 2010), the Company’s wholly owned subsidiary entered into an employment agreement with the Director of Chemical and Analytical Department (the “Inventor”) providing that the Inventor shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of June 30, 2021, and 2020 no patents have been granted in which this person is the legally named inventor.

Note 10 – Subsequent Events

Subsequent to June 30, 2021, the Company issued 12,071,785 shares of common stock and 12,071,785 fully vested warrants to purchase common stock over a period of five years with an exercise price of $0.09 per share in exchange for net cash proceeds of $785,000 or a selling price of $0.065 per share.

Subsequent to June 30, 2021, the SBA forgave the Company’s PPP #2 loan payable of $104,000 obtained in March 2021. The Company will account for the forgiven loan as a gain on forgiveness of debt.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of June 30, 2021.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal controls and procedures, (as defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the year ended June 30, 2021. Management conducted as assessment of our internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Our management concluded that as of June 30, 2021, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of June 30, 2020:

1.	We do not employ full time in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With respect to material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

2.	We have ineffective controls over segregation of duties due to limited resources and number of employees.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Audit committee standing members consisted of Igor Gorodnitsky and James Fuller as of June 30, 2021. We anticipate forming compensation, governance, and other committees as necessary.

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to us during fiscal 2020 updated forms were filed, ended June 30, 2021, there were no delinquent forms filed during the year.

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

ITEM 11. Executive Compensation.

Summary Compensation Table

The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the years ended June 30, 2021 and 2020 by our “named executive officers,” consisting of (i) each individual serving as principal executive officer, and (ii) our Chief Financial Officer/Chief Operating Officer, our other executive officer.

								Changes in
								Pension
								Value and
							Non-Equity	Non-Qualified	All
					Stock	Warrant	Incentive Plan	Deferred	Other
	Year	Salary		Bonus	Awards (1)	Awards	Compensation	Compensation	Compensation	Totals
Igor Gorodnitsky	2021	$173,800	(i)	$–	–	$–	$–	$–	$–	$173,800
President, Principal Executive Officer	2020	$173,000	(i)	$–	–	$–	$–	$–	$–	$173,000

Naum Voloshin	2021	$173,800	(ii)	$–	–	$–	$–	$–	$–	$173,800
Principal Accounting Officer	2020	$173,000	(ii)	$–	–	$–	$–	$–	$–	$173,000

Outstanding Equity Awards at Fiscal Year-End

The table below reflects all outstanding equity awards made to each of the named executive officers that are outstanding as of June 30, 2021

		Option Awards
		Number	Number
		of securities	of securities
		Underlying	Underlying
	Option/warrant	Unexercised	Unexercised	Option/warrant	Option/warrant
	grant	Options/warrants	Options/warrants	Exercise	expiration
Name	date	# Exercisable	# Unexercisable	Price	date

Igor Gorodnitsky	1/13/2017	3,000,000	–	$0.03	1/13/2027
President and	12/26/2019	3,000,000	–	$0.03	12/26/2029
Principal Executive Officer	5/18/2020	3,000,000	–	$0.045	5/18/2030
	5/18/2020	2,000,000	–	$0.03	5/18/2030
	5/18/2020	3,000,000	–	$0.03	5/18/2030
	5/18/2020	1,250,000	–	$0.03	5/18/2030

Naum Voloshin	12/26/2019	3,000,000	–	$0.03	12/26/2029
Principal Accounting Officer	5/18/2020	3,000,000	–	$0.045	5/18/2030
	5/18/2020	3,000,000	–	$0.03	5/18/2030

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

2021 Director Compensation

The following table sets forth information for the fiscal year ended June 30, 2021 regarding the compensation of our directors who at June 30, 2021 were not also named executive officers.

	Fees			Non-equity
	Earned			inventive	Non-qualified
	or paid	Stock	Option	plan	deferred	All other
	in cash	Awards	Awards	compensation	compensation	compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)

James Fuller (1)	$–	$–	$–	$–	$–	$–	$–
	$–	$–	$–	$–	$–	$–	$–

As of June 30, 2021, the following table sets forth the number of aggregate outstanding option awards held by each of our directors who were not also named executive officers:

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

Accrued Payroll and Payroll Taxes

As of June 30, 2021, and 2020, the Company had accrued unpaid salaries to officers and former officers amounting to $667,000 and $693,000 respectively.

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

ITEM 14.  Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Weinberg & Company, P.A. for the years ended June 30, 2021 and 2020. All fees described below were approved by the Board:

	June 30, 2021	June 30, 2020

Audit Fees and Expenses (1)	$85,000	$96,000
Audit Related Fees (2)	$–	$–
All Other Fees	$13,000	$7,000

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

(2)	The audit related fees were for professional services rendered for additional filing for registration statements and forms with the SEC.

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

3.   Exhibits

The exhibits required by Item 601 of Regulation S-K are included in Item 15(b) below.

(b) - Exhibits.

			Incorporated by Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form	Pd. Ending	Exhibit	Filing Date

3(i)(a)	Articles of Incorporation - original name of Bioenergy, Inc.		SB-2	N/A	3.1	October 19, 2006
3(i)(b)	Articles of Incorporation - Amended and Restated		10-Q	December 31, 2008	3-1	February 17, 2009
3(i)(c)	Articles of Incorporation - Amended and Restated		10-Q	June 30, 2009	3-1	May 14, 2009
3(i)(d)	Articles of Incorporation - Amended; increase in authorized shares		8-K	N/A	N/A	October 29, 2009
3(i)(e)	Articles of Incorporation - Certificate of Amendment; forward split		10-Q	December 31, 2009	3-1	November 16, 2009
10.1	Patent Assignment Agreement between the Company and Roman Gordon dated July 1, 2008.		8-K	June 30, 2009	10.1	May 18, 2010
10.2	Patent Assignment Agreement between the Company and Igor Gorodnitsky dated July 1, 2008.		8-K	June 30, 2009	10.2	May 18, 2010
10.3	Assignment of Patent Assignment Agreement between the Company and Roman Gordon		8-K	June 30, 2009	10.3	May 18, 2010
10.4	Assignment of Patent Assignment Agreement between the Company and Igor Gorodnitsky		8-K	June 30, 2009	10.4	May 18, 2010
10.5	Employment Agreement between the Company and Roman Gordon date March 17, 2008		10K/A	June 30, 2009	10.3	October 20, 2011
10.6	Employment Agreement between the Company and Igor Gorodnitsky dated March 17, 2008		10K/A	June 30, 2009	10.4	October 20, 2011
10.7	Employment Agreement with R.L. Hartshorn dated Sept. 22, 2009		10-Q	December 31, 2011	10.7	February 10, 2012

10.8	Employment and Confidentiality and Invention Assignment Agreement between the Company and Varvara Grichko dated April 30, 2008	10-Q	December 31, 2010	10.3	February 11, 2011
10.9	Board of Director Agreement - James Fuller	10-Q	December 31, 2011	10.12	October 20, 2011
10.10	Technology and License Agreement with Desmet Ballestra dated 14 May 2012	10-K	June 30, 2012	10.1	October 15, 2012
10.11	Convertible Note Payable - Prolific Group LLC - $25,000	10-Q	December 31, 2011	10.40	February 10, 2012
10.12	Convertible Note Payable - Tripod Group LLC - $30,000	10-Q	December 31, 2011	10.41	February 10, 2012
14.1	Code of Business Conduct and Ethics*		10-K	June 30, 2011	14.1	September 28, 2011
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

*	In accordance with Regulation S-K 406 of the Securities Act of 1934, we undertake to provide to any person without charge, upon request, a copy of our “Code of Business Conduct and Ethics”. A copy may be requested by sending an email to info@cavitationtechnologies.com.

(c) - Financial Statement Schedules

See Item (a) 2 above.

ITEM 16. SUMMARY. FORM 10-K SUMMARY

Not applicable

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	October 13, 2021
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	October 13, 2021
N. Voloshin	(Principal Financial Officer)

/s/ James Fuller	Audit Committee Chairman,	October 13, 2021
James Fuller	Independent Financial Expert

