Form 10-Q
period 2021-09-30
Cavitation Technologies, Inc.
filed 2021-11-22
CIK 1376793

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

Commission File Number: 0-29901

Cavitation Technologies,Inc.
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Small reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES    ☐        No    ☒

As of November 15, 2021, the issuer had 220,339,229 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2021	2021
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,882,000	$1,363,000
Accounts receivable	483,000	6,000
Inventory	3,000	25,000
Total current assets	2,368,000	1,394,000

Property and equipment, net	432,000	182,000
Operating lease right of use asset, net	229,000	245,000
Other assets	10,000	10,000
Total assets	$3,039,000	$1,831,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$329,000	$342,000
Accrued payroll and payroll taxes due to officers	667,000	667,000
Related party payable	1,000	1,000
Operating lease liability, current portion	56,000	58,000
Advances from distributor	959,000	727,000
Total current liabilities	2,012,000	1,795,000

Notes payable, non-current	150,000	254,000
Operating lease liability, non-current portion	179,000	193,000
Total liabilities	2,341,000	2,242,000

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively	–	–
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 220,339,229 and 208,267,444 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively	220,000	208,000
Additional paid-in capital	24,781,000	24,008,000
Accumulated deficit	(24,303,000)	(24,627,000)
Total stockholders' equity (deficit)	698,000	(411,000)
Total liabilities and stockholders' equity (deficit)	$3,039,000	$1,831,000

See accompanying notes, to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	September 30,
	2021	2020

Revenue	$551,000	$418,000
Cost of revenue	(23,000)	(11,000)
Gross profit	528,000	407,000

General and administrative expenses	306,000	310,000
Research and development expenses	–	6,000
Total operating expenses	306,000	316,000

Income from operations	222,000	91,000

Other income (expense):
Gain on forgiveness of note payable	104,000	–
Interest expense	(2,000)	–
Total Other income (expense)	102,000	–

Provision for income taxes	–	–

Net income	$324,000	$91,000

Net income per share,
Basic and Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding,
Basic and Diluted	218,906,958	196,997,906

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
AS OF SEPTEMBER 30, 2021 AND 2020

	Three Months Ended September 30, 2021 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2021	208,267,444	$208,000	$24,008,000	$(24,627,000)	$(411,000)
Common Stock issued for cash	12,071,785	12,000	773,000	–	785,000
Net income	–	–	–	324,000	324,000
Balance at September 30, 2021	220,339,229	$220,000	$24,781,000	$(24,303,000)	$698,000

	Three Months Ended September 30, 2020 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2020	196,997,906	$197,000	$23,291,000	$(23,978,000)	$(490,000)
Net income	–	–	–	91,000	91,000
Balance at September 30, 2020	196,997,906	$197,000	$23,291,000	$(23,887,000)	$(399,000)

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended September 30,
	2021	2020

Operating activities:
Net income	$324,000	$91,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	–	8,000
Amortization of right of use Asset	16,000	16,000
Gain on forgiveness of note payable	(104,000)	–
Effect of changes in:
Accounts receivable	(477,000)	(138,000)
Inventory	22,000	11,000
Accounts payable and accrued expenses	(13,000)	6,000
Accrued payroll and payroll taxes due to officers	–	(16,000)
Advances from distributor	232,000	(76,000)
Operating lease liability	(16,000)	(14,000)
Net cash provided by (used in) operating activities	(16,000)	(112,000)

Cash flow from investing activities:
Purchase of property and equipment	(250,000)	(75,000)
Net cash used in investing activities	(250,000)	(75,000)

Cash flow from financing activities:
Proceeds from note payable	–	150,000
Proceeds from sale of common stock with warrants	785,000	–
Net cash provided by financing activities	785,000	150,000

Net increase (decrease) in cash and cash equivalents	519,000	(37,000)

Cash and cash equivalents, beginning of period	1,363,000	759,000
Cash and cash equivalents, end of period	$1,882,000	$722,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three months ended September 30, 2021 and 2020

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") as promulgated in the United States of America ("U.S.") and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three months ended September 30, 2021 are not indicative of the results that may be expected for the fiscal year ending June 30, 2022. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2021 filed on October 13, 2021. The condensed consolidated balance sheet as of June 30, 2021 has been derived from the audited financial statements included in the Form 10-K for that year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. During the three months ended September 30, 2021, the Company used cash in operations of $16,000 and has not been generating sufficient revenues to fund its operations. These factors, among others, raise doubt about the Company's ability to continue as a going concern. In addition, our independent registered public accounting firm, in their report on our audited financial statements for the fiscal year ended June 30, 2021, expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

As of September, 30 2021 we had cash and cash equivalents on hand of $1,882,000. In addition to the cash on hand, management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partners, Desmet Ballestra Group (Desmet), agreement with Alchemy Beverages, Inc (ABI), and agreement with Enviro Watertek, LLC (EWT).

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

Covid-19

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, has adversely affected workforces, customers, economies, and financial markets globally. It has also disrupted the normal operations of many businesses. This outbreak could decrease spending, adversely affect demand for the Company’s products, and harm the Company’s business and results of operations. During the three months ended September 30, 2021, the Company believes the COVID-19 pandemic did not materially impact its operating results due to the nature of the Company’s business and its operations. The Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

As of September 30, 2021, the Company has been following the recommendations of local health authorities to minimize exposure risk for its employees, including the temporary closure of its corporate office and having employees work remotely. Most vendors have transitioned to electronic submission of invoices and payments.

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

The Company recorded no provision for income taxes during the three months ended September 30, 2021 and 2020 due to available Federal net operating loss (NOL) carryforwards of approximately $9 million that are available to reduce taxable income.

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

As of September 30, 2021, the Company had 11,000,000 stock options and 111,037,834 stock warrants outstanding to purchase shares of common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive.

Concentrations

Cash - cash is deposited in one financial institution. The balances held at this financial institution at times may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits of up to $250,000.

Accounts Receivable – accounts receivable at September 30, 2021 were all due from Desmet. At June 30, 2021, account receivable were all due from another customer, Enviro WaterTek.

Accounts Payable and Accrued Expenses – two vendors accounted 62% and 13% of accounts payable and accrued expenses as of September 30, 2021. Two vendors accounted 59% and 13% of accounts payable and accrued expenses as of June 30, 2021 .

Revenues – revenues during the three months period ended September 30, 2021 and 2020, were all from Desmet (see Note 2).

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

On September 30, 2021 and June 30, 2021, the fair values of cash and cash equivalents, accounts receivable, inventory and accounts payable and accrued expenses approximate their carrying values due to their short-term nature.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective July 1, 2024, for the Company. Early adoption is permitted, but no earlier than July 1, 2021. Effective July 1, 2021, the Company early adopted ASU 2020-06 and that adoption did not have an impact our financial statements and related disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. An issuer measures the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange. ASU 2021-04 introduces a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 is not expected to have a material impact on the Company’s financial statements or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 2 - Agreement with Distributor

Desmet Ballestra Agreement

In October 2018, we signed a three-year global Research and Development (R&D), Marketing and Technology License Agreement with Desmet for the sale and licensing of our reactors. This agreement was a continuation of an original agreement we signed with Desmet in fiscal 2012 and amended in fiscal 2016. As part of the October 2018 agreement, Desmet provided us monthly advances of $50,000 through October 1, 2021 to be applied against our gross profit share from future sales. The agreement expires in October 2021. The Company is currently in negotiations with Desmet for a similar three year agreement.

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

During the three months ended September 30, 2021, the Company recorded revenues of $483,000 from Nano Reactor® sales and $68,000 from gross profit share for a total revenue of $551,000 from Desmet.

During the three months ended September 30, 2020, the Company recorded revenues of $242,000 from Nano Reactor® sales and $176,000 from gross profit share for a total revenue of $418,000.

As of September 30, 2021, accounts receivable from Desmet related to the sale of Nano Reactor® amounted to $483,000.

As of September 30, 2021 and June 30, 2021, advances received from Desmet related to the Company’s share in gross profit amounted to $959,000 and $727,000, respectively. These advances will only be recognized as revenues once the condition for revenue recognition have been met.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

September 30, 2021
Lease costs:
Operating lease (included in general and administrative in the Company’s consolidated statement of operations)	$18,000

Other information
Cash paid for amounts included in the measurement of lease liabilities	$18,000

Weighted average remaining lease term – operating leases (in years)	3.4
Average discount rate – operating leases	4%

The supplemental balance sheet information related to leases for the period is as follows:

Long-term right-of-use assets	$229,000

Short-term operating lease liabilities	56,000
Long-term operating lease liabilities	179,000
Total operating lease liabilities	$235,000

Maturity of the Company’s lease liabilities are as follows:

Year Ending June 30:	Operating Lease

2022 (9 months remaining)	$54,000
2023	75,000
2024	78,000
2025 and thereafter	47,000
Total lease payments	254,000
Less: Imputed interest/present value	(19,000)
Present value of lease liabilities	$235,000

Note 4 – Related Party Transactions

Accrued Payroll and Payroll Taxes

In prior periods, the Company accrued salaries and estimated payroll taxes due to current and former officers of the Company. As of September 30, 2021 and June 30, 2021, total accrued payroll and payroll taxes-related parties amounted to $667,000, respectively.

Note 5 – Notes Payable

	September 30, 2021	June 30, 2021
A. Note Payable – PPP	$–	$104,000
B. Note Payable - EIDL	150,000	150,000
Total	$150,000	$254,000

A.	On April 16, 2020, the Company received loan proceeds in the amount of $104,000 pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “Cares Act”), which was enacted on March 27, 2020. The note was scheduled to mature in April 2022 and had a 1% interest rate and was subject to the terms and conditions applicable to loans administered by the Small Business Administration (SBA) under the CARES Act. As of June 30, 2021, outstanding balance of the PPP note payable amounted to $104,000

During the period ended September 30, 2021, pursuant to the provisions of the PPP, the entire note payable of $104,000 was forgiven by the SBA and was accounted as gain on extinguishment of debt.

B.	In July 2020, the Company received a loan of $150,000 from the Small Business Association under its Economic Injury Disaster Loan (EIDL) assistance program. The EIDL loan is payable over 30 years, bears interest at a rate of 3.75% per annum and secured by all tangible and intangible property of the Company. As of September 30, 2021 and June 30, 2021, the outstanding balance of the note payable amounted to $150,000, respectively.

Note 6 - Stockholders' Equity (Deficit)

Common Stock

During the period ended September 30, 2021, the Company issued 12,071,785 shares of common stock and 12,071,785 fully vested warrants to purchase common stock over a period of five years with an exercise price of $0.09 per share in exchange for net cash proceeds of $785,000 or a selling price of $0.065 per unit.

Stock Options

The Company has not adopted a formal stock option plan. However, it has assumed outstanding stock options resulting from the acquisition of its wholly-owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non- plan grants. A summary of the stock option activity during the three months ended September 30, 2021 is as follows:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at June 30, 2021	11,000,000	$0.03	5.07
- Granted	–	–	–
- Forfeited	–	–	–
- Exercised	–	–	–
- Expired	–	–	–
Outstanding at September 30, 2021	11,000,000	$0.03	4.82
Exercisable and vested at September 30, 2021	11,000,000	$0.03	4.82

As of September 30, 2021, all outstanding options are fully vested with an intrinsic value of $330,000. The following table summarizes additional information concerning options outstanding and exercisable at September 30, 2021.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.03	11,000,000	5.82	$0.03	11,000,000	4.82

Warrants

A summary of the Company's warrant activity and related information for the three months ended on September 30, 2021 is as follows.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at June 30, 2021	98,966,049	$0.07	4.49
- Granted	12,071,785	–	–
- Exercised	–	–	–
- Expired	–	–	–
Outstanding at September 30, 2021	111,037,834	$0.07	4.32
Vested and exercisable at September 30, 2021	111,037,834	$0.07	4.32

As of September 30, 2021, all outstanding warrants are fully vested with an intrinsic value of $1,482,000. The following table summarizes additional information concerning warrants outstanding and exercisable at September 30, 2021.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.03 - 0.05	68,736,518	6.55	$0.04	68,736,518	$0.04
$0.09	23,341,323	4.78	$.09	23,341,323	$0.09
$0.12	18,959,993	2.24	$0.12	18,959,993	$0.12
	111,037,834			111,037,834

Note 7 - Commitments and Contingencies

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two parties, our President and Technology Development Supervisor, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and the Technology Development Supervisor have been assigned to the Subsidiary.  In exchange, the Subsidiary agreed to pay a royalty of 5% of gross revenues to each of the President and Technology Development Supervisor for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by Cavitation Technologies on May 13, 2010 from its subsidiary. The Company's President and Global Technology Manager both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through September 30, 2021.

On April 30, 2008 and as amended on November 22, 2010, our wholly owned subsidiary entered into an employment agreement with our former Director of Chemical and Analytical Department (the "Inventor") to receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of September 30, 2021, no patents have been granted in which this person is the legally named inventor.

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

We are engaged in manufacturing our Nano-Reactors, which are designed to help refine vegetable oils, biodiesel transesterification and treatment of produced and frack water. Our near-term goal is to continue to sell our systems through our partner Desmet Ballestra, EW and ABI.

During the past several years we have developed a number of new applications utilizing the core principal of our technology. Our low pressure non-reactors (LPN) can be utilized in multiple industries that process large volumes of fluids, such as produced and frack water treatment and anticipate accelerated commercial sales in our fiscal 2022. Further, we have miniaturized our non-reactors to be utilized in various consumer oriented products, such as, processing and enhancing spirits and wines, drinking water with infusion of vitamins, minerals and cannabidiol (CBD) oil.

We had an agreement to license our technology globally through our strategic partner, Desmet Ballestra Group (Desmet) and existing agreements with Enviro Watertek, LLC (EW) and Alchemy Beverages, Inc (ABI). Desmet have been providing monthly advances of $50,000. Our license agreement with Desmet has ended on October 1. 2021, however, we are finalizing a new three years license agreement and should announce it shortly. Additionally, we are working with ABI on expansion of our alcoholic beverages license agreement with a new strategic partner and anticipate to announce in November-December 2021. We may need additional funding, and may attempt to raise additional debt and/or equity financing to fund operations and additional working capital. However, there is no assurance that we will be successful in obtaining such financing or obtained sufficient amounts necessary to meet our business needs, or that we will be able to meet our future contractual obligations.

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

Results of Operations

Results of Operations for the Three Months Ended September 30, 2021 and 2020

	For the Three Months Ended
	September 30,
	2021	2020	$ Change	% Change

Revenue	$551,000	$418,000	$133,000	32%
Cost of revenue	(23,000)	(11,000)	12,000	109%
Gross profit	528,000	407,000	121,000	30%

General and administrative expenses	306,000	310,000	(4,000)	(1%	)
Research and development expenses	–	6,000	(6,000)	(100%	)
Total operating expenses	306,000	316,000	(10,000)	3%
Other income, net	102,000	–	102,000	100%
Net income	$324,000	$91,000	$233,000	256%

Revenue

The Company generates revenues from the sale of the Nano Reactor® to customers/distributor as well as share in gross profit from the sale of such reactors by our distributors to their customers.

During the three months ended September 30, 2021, the Company recognized revenues of $551,000 from sale of reactors and the corresponding share in gross profit pursuant to two purchase orders received from Desmet.

During the three months ended September 30, 2020, the Company recognized revenues of $418,000 from sale of reactors and the corresponding share in gross profit pursuant to two purchase orders received from Desmet.

Cost of Revenue

During the three months ended September 30, 2021, our cost of sales amounted to $23,000, and to $11,000 during the same period in prior year, which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the three months ended September 30, 2021 amounted to $306,000 compared with $316,000 for the same period in 2020, a decrease of $10,000, or 3%. The slight decrease in operating expenses was primarily due to reduction in cost associated with R&D expenses.

Liquidity and Capital Resources

During the three months ended September 30, 2021, the Company used cash in operations of $16,000 and has not been generating sufficient revenues to fund its operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2021 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern.

As of September 30, 2021, we had cash and cash equivalents on hand of $1,882,000. In addition to the funds on hand, management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partner Desmet Ballestra Group (Desmet), and existing agreements with Alchemy Beverages, Inc. (ABI) and Enviro Watertek (EW).

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

Cash Flow

Net cash used in operating activities during the three months ended September 30, 2021 amounted to $16,000 compared to net cash used in operating activities of $122,000 during the three months ended September 30, 2020.

Net cash used in investing activities during the three months ended September 30, 2021 amounted to $250,000 as a result of a deposit made for a purchase of an equipment compared to $75,000 for the period ended September 30,2020.

Net cash provided in financing activities during the three months ended September 30, 2021 amounted to $785,000 as a result of the sale of our common stock, compared to $150,000 as a result of a note payable obtained from the Small Business Association under its Economic Injury Disaster Loan (EIDL) assistance program.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of September 30, 2021, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the first quarter of fiscal 2021 that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosures

None

Item 5 - Other Information

None

Item 6 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

			Incorporated by Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form	Pd. Ending	Exhibit	Filing Date

3(i)(a)	Articles of Incorporation - original name of Bioenergy, Inc.		SB-2	N/A	3.1	October 19, 2006
3(i)(b)	Articles of Incorporation - Amended and Restated		10-Q	December 31, 2008	3-1	February 17, 2009
3(i)(c)	Articles of Incorporation - Amended and Restated		10-Q	June 30, 2009	3-1	May 14, 2009
3(i)(d)	Articles of Incorporation - Amended; increase in authorized shares		8-K	N/A	N/A	October 29, 2009
3(i)(e)	Articles of Incorporation - Certificate of Amendment; forward split		10-Q	December 31, 2009	3-1	November 16, 2009

10.1	Patent Assignment Agreement between the Company and Roman Gordon dated July 1, 2008.		8-K	June 30, 2009	10.1	May 18, 2010
10.2	Patent Assignment Agreement between the Company and Igor Gorodnitsky dated July 1, 2008.		8-K	June 30, 2009	10.2	May 18, 2010
10.3	Assignment of Patent Assignment Agreement between the Company and Roman Gordon		8-K	June 30, 2009	10.3	May 18, 2010
10.4	Assignment of Patent Assignment Agreement between the Company and Igor Gorodnitsky		8-K	June 30, 2009	10.4	May 18, 2010
10.5	Employment Agreement between the Company and Roman Gordon date March 17, 2008		10K/A	June 30, 2009	10.3	October 20, 2011
10.6	Employment Agreement between the Company and Igor Gorodnitsky dated March 17, 2008		10K/A	June 30, 2009	10.4	October 20, 2011
10.7	Employment and Confidentiality and Invention Assignment Agreement between the Company and Varvara Grichko dated April 30, 2008		10-Q	December 31, 2010	10.3	February 11, 2011
10.8	Board of Director Agreement - James Fuller		10-Q	December 31, 2011	10.12	October 20, 2011
10.9	Technology and License Agreement with Desmet Ballestra dated 14 May 2012		10-K	June 30, 2012	10.1	October 15, 2012
10.10	Short Term Loan Agreement - CEO		10-K	June 30, 2012	10.11	October 15, 2012
10.11	Loan Agreement - Desmet Ballestra - Oct. 26, 2010
14.1	Code of Business Conduct and Ethics*		10-K	June 30, 2011	14.1	September 28, 2011
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).	X
*	In accordance with Regulation S-K 406 of the Securities Act of 1934, we undertake to provide to any person without charge, upon request, a copy of our "Code of Business Conduct and Ethics". A copy may be requested by sending an email to info@cavitationtechnologies.com.

SIGNATURES

Pursuant to the requirements of the securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	November 22, 2021
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	November 22, 2021
N. Voloshin	(Principal Financial Officer)

/s/ Jim Fuller	Audit Committee Chairman,	November 22, 2021
Jim Fuller	Independent Financial Expert

