Form 10-Q
period 2021-12-31
Cavitation Technologies, Inc.
filed 2022-02-22
CIK 1376793

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

YES   ☐    NO   ☒

As of February 15, 2022, the issuer had 260,287,611 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30
	2021	2021
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,100,000	$1,363,000
Account receivable (including $4,000 accounts receivable from related party)	8,000	6,000
Inventory	–	25,000
Total current assets	1,108,000	1,394,000

Property and equipment, net	182,000	182,000
Operating lease right-of-use asset, net	213,000	245,000
Investment in unconsolidated joint venture	1,179,000	–
Other assets	10,000	10,000
Total assets	$2,692,000	$1,831,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$315,000	$342,000
Accrued payroll and payroll taxes due to officers	529,000	667,000
Related party payable	–	1,000
Customer advances	959,000	727,000
Operating lease liability, current portion	60,000	58,000
Total current liabilities	1,863,000	1,795,000

Operating lease liability, non-current	162,000	254,000
Notes payable, non-current	289,000	193,000
Total liabilities	2,314,000	2,242,000

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021 and June 30, 2021 respectively	–	–
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 254,697,695 shares issued and outstanding as of December 31, 2021 and 208,267,444 as of June 30, 2021, respectively	254,000	208,000
Additional paid-in capital	24,866,000	24,008,000
Accumulated deficit	(24,742,000)	(24,627,000)
Total stockholders' equity (deficit)	378,000	(411,000)
Total liabilities and stockholders' equity (deficit)	$2,692,000	$1,831,000

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$109,000	$72,000	$660,000	$489,000
Revenue - related party	4,000	–	4,000	–
Cost of revenue	(3,000)	(2,000)	(26,000)	(12,000)
Gross profit	110,000	70,000	638,000	477,000
Operating expenses:
General and administrative expenses	546,000	283,000	852,000	593,000
Research and development expenses	2,000	5,000	2,000	11,000
Total operating expenses	548,000	288,000	854,000	604,000
Loss from operations	(438,000)	(218,000)	(216,000)	(127,000)
Other income (expense):
Gain on forgiveness of PPP note payable	–	–	104,000	–
Interest expense	(1,000)	(3,000)	(3,000)	(3,000)
	(1,000)	(3,000)	101,000	(3,000)
Net loss	$(439,000)	$(221,000)	$(115,000)	(130,000)
Net loss per share,
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	(0.00)
Weighted average number of common shares outstanding, Basic and Diluted	232,704,916	196,997,906	225,805,937	196,997,906

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited)

Three Months Ended December 31, 2021

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at September 30, 2021	220,339,229	$220,000	$24,781,000	$(24,303,000)	$698,000
Common stock issued upon exercise of warrants	28,090,790	28,000	42,000	–	70,000
Common stock issued upon exercise of options	6,267,946	6,000	3,000	–	9,000
Fair value of warrants granted for services	–	–	40,000	–	40,000
Net loss	–	–	–	(439,000)	(439,000)
Balance at December 31, 2021	254,697,965	$254,000	$24,866,000	$(24,742,000)	$378,000

Six Months Ended December 31, 2021

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at June 30, 2021	208,267,444	$208,000	$24,008,000	$(24,627,000)	$(411,000)
Common stock issued for cash	12,071,785	12,000	773,000	–	785,000
Fair value of common stock issued upon exercise of warrants	28,090,790	28,000	42,000	–	70,000
Common stock issued upon exercise of options	6,267,946	6,000	3,000	–	9,000
Fair value of warrants granted for services	–	–	40,000	–	40,000
Net loss	–	–	–	(115,000)	(115,000)
Balance at December 31, 2021	254,697,965	$254,000	$24,866,000	$(24,742,000)	$378,000

Three Months Ended December 31, 2020

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at September 30, 2020	196,997,906	$197,000	$23,291,000	$(23,887,000)	$(399,000)
Net loss	–	–	–	(221,000)	(221,000)
Balance at December 31, 2020	196,997,906	$197,000	$23,291,000	$(24,108,000)	$(620,000)

Six Months Ended December 31, 2020

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at June 30, 2020	196,997,906	$197,000	$23,291,000	$(23,978,000)	$(490,000)
Net loss	–	–	–	(130,000)	(130,000)
Balance at December 31, 2020	196,997,906	$197,000	$23,291,000	$(24,108,000)	$(620,000)

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(115,000)	$(130,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	–	13,000
Stock compensation	119,000	–
Amortization of operating lease right-of-use assets	32,000	31,000
Gain on forgiveness of PPP note payable	(104,000)	–
Change in operating assets and liabilities:
Accounts receivable	(2,000)	70,000
Inventory	25,000	(20,000)
Accounts payable and accrued expenses	(27,000)	61,000
Accrued payroll and payroll taxes due to officers	–	(26,000)
Customer advances	232,000	138,000
Operating lease liability	(29,000)	(29,000)
Net cash provided by (used in) operating activities	131,000	108,000
Cash flows from investing activities:
Capital contribution for investment in unconsolidated joint venture	(1,179,000)	(125,000)
Net cash used in investing activities	(1,179,000)	(125,000)
Cash flows from financing activities:
Proceeds from issuance of stock	785,000	–
Proceeds from issuance of a note payable	–	150,000
Cash provided by investing activities	785,000	150,000
Net decrease in cash	(263,000)	133,000
Cash at the beginning of the period	1,363,000	759,000
Cash at end of period	1,100,000	892,000
Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–
Supplemental disclosures of non-cash investing and financing activities:
Issuance of note payable to settle accrued payroll and liability – related party	$139,000	$–

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of and for the six months ended December 31, 202021 and 2020

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") as promulgated in the United States of America ("U.S.") and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the six months ended December 31, 2021 are not indicative of the results that may be expected for the fiscal year ending June 30, 2022. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2021 filed on October 13, 2021. The condensed consolidated balance sheet as of June 30, 2021 has been derived from the audited financial statements included in the Form 10-K for that year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplates continuation of the Company as a going concern. During the six months ended December 31, 2021, the Company incurred a net loss of $115,000 and has not been generating sufficient revenues to fund its operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In addition, our independent registered public accounting firm, in their report on our audited financial statements for the fiscal year ended June 30, 2021, raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments that might be necessary if the Company is unable to continue as a going concern.

As of December, 31 2021 we had cash and cash equivalents on hand of $1,100,000. In addition to the cash on hand, management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partners, Desmet Ballestra Group (Desmet), agreement with Enviro Watertek, LLC (EWT), and agreement with Alchemy Beverages, Inc (ABI).

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

Covid-19

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, has adversely affected workforces, customers, economies, and financial markets globally. It has also disrupted the normal operations of many businesses. This outbreak could decrease spending, adversely affect demand for the Company’s products, and harm the Company’s business and results of operations. During the six months ended December 31, 2021, the Company believes the COVID-19 pandemic did not materially impact its operating results due to the nature of the Company’s business and its operations. The Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

As of December 31, 2021, the Company has been following the recommendations of local health authorities to minimize exposure risk for its employees, including the temporary closure of its corporate office and having employees work remotely. Most vendors have transitioned to electronic submission of invoices and payments.

Principles of Consolidation

The consolidated financial statements include the accounts of Cavitation Technologies, Inc. and its wholly owned subsidiary Hydrodynamic Technology, Inc. Inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in allowance for bad debts, reserve for inventory obsolescence, impairment analysis for property and equipment, valuation of investment in unconsolidated joint venture, accrual of potential liabilities, the valuation allowance for deferred tax assets, and assumptions used in valuing our stock options, warrants, and common stock issued for services, among other items. Actual results could differ from these estimates.

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

In addition, the Company also recognizes revenues from usage fees of certain reactors. Usage fees are recognized based on actual usage by the customer. Usage fees are determined by applying a contractual rate (e.g. $0.05 per barrel) to actual barrels of production, as defined.

Investment in Unconsolidated Joint Venture

The Company accounts for its investment in an unconsolidated joint venture under the equity method of accounting as we exercise significant influence over, but do not control, the joint venture. The investment in the unconsolidated joint venture is initially recorded at cost, and subsequently increased for capital contributions and allocations of net income, and decreased for capital distributions and allocations of net loss. Equity in net income (loss) from the unconsolidated joint venture is allocated based on our economic interest. We assess our investment in unconsolidated joint venture for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We do not believe that the value of our equity investment was impaired as of December 31, 2021.

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

As of December 31, 2021, the Company had 2,500,000 stock options and 70,504,500 stock warrants outstanding (and out of the money) to purchase shares of common stock that were not included in the diluted net income per common share because their effect would be anti-dilutive.

Concentrations

Cash - cash is deposited in one financial institution. The balances held at this financial institution at times may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits of up to $250,000.

Accounts Payable and Accrued Expenses – two vendors accounted 54% and 11% of accounts payable and accrued expenses as of December 31, 2021. Two vendors accounted 59% and 13% of accounts payable and accrued expenses as of June 30, 2021.

Revenues – 100% and 96% of the Company’s revenues during the six- and three-months period ended December 31, 2021, respectively, were derived from Desmet (see Note 2). Revenue for the six and three months ended December 31, 2020 were all derived from Desmet.

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

On December 31, 2021 and June 30, 2021, the fair values of cash and cash equivalents, accounts receivable, inventory and accounts payable and accrued expenses approximate their carrying values due to their short-term nature.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments ("ASC 326”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses ("CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows. In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify fora scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective July 1, 2024, for the Company. Early adoption is permitted, but no earlier than July 1, 2021. Effective July 1, 2021, the Company early adopted ASU2020-06 and that adoption did not have an impact our financial statements and related disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. An issuer measures the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification orexchange.ASU2021-04 introduces a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 is not expected to have a material impact on the Company’s financial statements or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements

Note 2 – Contracts with Desmet Ballestra

The Company has the following agreements with Desmet Ballestra (Desmet):

a.	October 2018 Agreement (expired in October 2021, see “b” below) - In October 2018, we signed a three-year global Research and Development (R&D), Marketing and Technology License Agreement with Desmet for the sale and licensing of our reactors. This agreement was a continuation of an original agreement we signed with Desmet in fiscal 2012 and amended in fiscal 2016. As part of the October 2018 agreement, Desmet provided us monthly advances of $50,000 through October 1, 2021 to be applied against our gross profit share from future sales.

In accordance with ASC 606, the Company recognized the revenue from the sale of reactors at the time of shipment of the Nano reactor hardware as such shipment was deemed to be the Company’s only performance obligation and the Company had no more continuing obligation other than the reactor’s two-year standard warranty. Desmet pays for such reactors on credit terms and the amount of the sale was recorded as a receivable upon acceptance by Desmet.

The Company also recognized revenue from its share of gross profit to be earned from distributors. In accordance with ASC 606, the Company determined that the gross profit to be earned from Desmet was a variable consideration, and evaluated the amount of the potential payments and the likelihood that the payments would be received using the most likely amount approach (subject to the variable consideration constraint). Estimates were available from our distributor which were considered in the determination of the most likely amount. However, given the lack of control over the sale to the end customer and the lack of history of prior sales, the Company considered these as variable revenue constraints, and as such, the amount of gross profit share revenue recognized was limited to the actual amount of cash received under the contract which the Company had determined was not refundable and probable that a significant revenue reversal would not occur. Further, the Company had not been able to develop an expectation of the actual collection based on its historical experience. The Company also had no control with regards to the sale and installation of Nano Reactor® and CTi Nano Neutralization® System, between Desmet and the end customer.

During the six months ended December 31, 2021, the Company recorded revenues of $483,000 from sale of reactors and $68,000 from gross profit share for a total revenue from Desmet of $551,000. During the three months ended December 31, 2021, there were no revenues recorded from Desmet (see “b” below).

During the six months ended December 31, 2020, the Company recorded sales of $276,000 from sale of reactors and $213,000 from its share of gross profits share for a total revenue from Desmet of $489,000 from Desmet. During the three months ended December 31, 2020, the Company recorded sales of $36,000 from reactor sales and $36,000 from its share gross profit for a total revenue from Desmet of $72,000.

As part of the October 2018 agreement, the Company also recorded advances of $959,000 as of December 31, 2021, to account for cash received from Desmet to be applied to the Company’s share of future gross profits. As the agreement with Desmet expired in October 2021, the Company is in discussions with Desmet with regards to the treatment of this outstanding advances.

b.	October 2021 Agreement – In October 2021, the Company executed a new three-year agreement with Desmet that is a continuation of the October 2018 agreement. Pursuant to the October 2021 agreement, the Company will continue to recognize revenue from the sale of its Nano Reactors to Desmet. In addition, Desmet agreed to provide the Company monthly advances of $40,000 through October 1, 2024 to be applied against future sales of reactors. However, under the October 2021 agreement, the Company is no longer entitled to revenue from a share of gross profit to be earned from distributors.

During the three months ended December 31, 2021, the Company recorded revenues of $110,000 from sale of reactors to Desmet pursuant to the October 2021 agreement.

As of December 31, 2021, accounts receivable from Desmet related to the sale of Nano Reactor® amounted to $4,000.

Note 3 – Investment in unconsolidated joint venture

In September 2021, the Company formed a joint venture (referred to as “Ameredev”) with Delaware Water Company, LLC (Delaware). Delaware has certain contracts in place to provide recycled water to operators of certain active oil and gas wells. Under the joint venture agreement, the Company contributed $1.2 million that was used by Ameredev to increase the capacity of certain pipelines and water treatment facilities operated by Delaware. Pursuant to the joint venture agreement, for each barrel of recycled water that Ameredev sells, Delaware will receive $0.010 per barrel, and the Company will receive $0.05 per barrel, with the balance of net income (loss) being allocated 70% to Delaware and 30% to the Company. The Company accounts for this investment as an equity method investment. The joint venture will terminate the earlier of three years (unless extended by unanimous agreement of the Board and Members of Ameredev) from the date of the agreement or by unanimous agreement of the Board and Members of Ameredev.

During the three and six-month periods ended December 31, 2021, the Company recorded usage fee from the joint venture of $4,000. During the three and six-month periods ended December 31, 2021, there was no profit or (loss) from the joint venture recorded.

A summarized balance sheet as of December 31, 2021, and summarized statement of operations for the three and six-month periods ended December 31, 2021, for Ameredev is present below:

Balance Sheet:

Amount
Joint venture asset - equipment	$1,288,000
Total assets	$1,288,000

Partnership equity	$1,288,000
Total liabilities and partnership equity	$1,288,000

Income Statement:

Amount
Revenue from joint venture	$13,000
Usage fees paid to Cavitation and Delaware	(13,000)
Net income	$–

Note 4 – Operating Lease

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Six Months Ended December 31, 2021

Lease cost
Operating lease cost (included in general and administrative in the Company’s unaudited condensed statement of operations)	$36,000

Other information
Cash paid for amounts included in the measurement of lease liabilities	$35,000
Weighted average remaining lease term – operating leases (in years)	3.1
Average discount rate – operating leases	4%

The supplemental balance sheet information related to leases for the period is as follows:

At December 31, 2021

Operating leases
Long-term right-of-use assets	$213,000

Short-term operating lease liabilities	$60,000
Long-term operating lease liabilities	162,000
Total operating lease liabilities	$222,000

Year ending June 30	Operating Lease

2022 (remaining 6 months)	$37,000
2023	75,000
2024	78,000
2025 and thereafter	47,000
Total lease payments	237,000
Less: Imputed interest/present value discount	(15,000)
Present value of lease liabilities	$222,000

Note 5 – Related Party Transactions

Accrued Payroll and Payroll Taxes

In prior periods, the Company accrued salaries and estimated payroll taxes due to current and former officers of the Company. As of June 30, 2021, total accrued payroll and payroll taxes-related parties amounted to $677,000.

In December 2021, the Company and a former officer settled an accrued payroll and other related party payable with a total balance of $139,000. As part of the settlement, the Company transferred the liability to an unrelated entity, Sandra Investment and issued a promissory note of $139,000.

As of December 31, 2021, total accrued payroll and payroll taxes-related parties amounted to $529,000.

Note 6 – Notes Payable

	December 30, 2021	June 30, 2021
A. Note Payable – PPP	$–	$104,000
B. Note Payable – EIDL	150,000	150,000
C. Sandra Investment	139,000	–
Total	$289,000	$254,000

A.

On April 16, 2020, the Company received loan proceeds in the amount of $104,000 pursuant to the Paycheck Protection Program("PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the "Cares Act”), which was enacted on March 27, 2020. The note was scheduled to mature in April 2022 and had a 1% interest rate and was subject to the terms and conditions applicable to loans administered by the Small Business Administration (SBA) under the CARES Act. As of June 30, 2021, outstanding balance of the PPP note payable amounted to $104,000.

During the period ended December 31, 2021, pursuant to the provisions of the PPP, the entire note payable of $104,000 was forgiven by the SBA and was accounted as gain on extinguishment of debt.

B.	In July 2020, the Company received a loan of $150,000 from the Small Business Association under its Economic Injury Disaster Loan (EIDL)assistance program. The EIDL loan is payable over 30 years, bears interest at a rate of 3.75% per annum and secured by all tangible and intangible property of the Company. As of December 31, 2021 and June 30, 2021, the outstanding balance of the note payable amounted to $150,000, respectively.

C.	In December 2021, as part of a settlement of accrued payroll with a former officer of the Company, the Company issued a promissory note to Sandra Investment, an unrelated entity. The note is unsecured, bears interest at a rate of 3% per annum and will mature in two years or December 10, 2023.

Note 7 - Stockholders' Equity (Deficit)

Common Stock

During the period ended December 31, 2021, the Company issued 12,071,785 shares of common stock and 12,071,785 fully vested warrants to purchase common stock over a period of five years with an exercise price of $0.09 per share in exchange for net cash proceeds of $785,000 or a selling price of $0.065 per unit.

Stock Options

The Company has not adopted a formal stock option plan. However, it has assumed outstanding stock options resulting from the acquisition of its wholly owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non- plan grants. A summary of the stock option activity during the six months ended December 31, 2021 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)

Outstanding at June 30, 2021	11,000,000	$0.03	6.07
- Granted	–	–	–
- Forfeited	–	–	–
- Exercised	(8,500,000)	–	–
- Expired	–	–	–
Outstanding at December 31, 2021, vested and exercisable	2,500,000	$0.03	0.75

During the period ended December 31, 2021, the Company issued 6,267,946 shares of common stock upon a cashless exercise of 8,500,000 stock options. In addition, the Company also recognized stock compensation of $9,000 to account the fair value of additional common stock issued as a result of the exercise.

As of December 31, 2021 all outstanding options are fully vested with intrinsic value of $175,000 The following table summarizes additional information concerning options outstanding and exercisable at December 31, 2021.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)

$0.03	2,500,000	0.75	$0.03	2,500,000	0.75

Stock Warrants

A summary of the Company's warrant activity and related information for the six months ended on December 31, 2021 is as follows:

Warrants		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)

Outstanding at June 30, 2021	98,966,049	$0.07	4.49
Granted	12,571,785	0.09	5.00
Exercised	(41,500,000)	–	–
Expired	–	–	–
Outstanding at December 31, 2021, vested and exercisable	70,037,834	$0.08	3.08

During the period ended December 31, 2021, the Company granted a consultant warrants to purchase 500,000 shares of common stock for services rendered. The warrants are exercisable at $0.09 per share, will expire in 5 years and fully vested upon grant. Total fair value of these warrants upon grant amounted to $40,000 computed using the Black Scholes Option pricing model and was recorded as stock compensation expense. In addition, the Company also issued 28,090,790 shares of common stock upon a cashless exercise of 41,500,000 stock warrants. The Company also recognized stock compensation of $70,000 to account the fair value of additional common stock issued as a result of the exercise.

As of December 31, 2021, all outstanding warrants are fully vested with intrinsic value of $1,837,000. The following table summarizes additional information concerning warrants outstanding and exercisable at December 31, 2021.

	Warrants Outstanding			Warrants Exercisable
Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.03 - 0.05	27,236,518	2.56	$0.03 - 0.05	27,236,518	$0.03
$0.09	23,841,323	4.50	$0.09	23,841,323	$0.09
$0.12	18,959,993	2.00	$0.12	18,959,993	$0.12
	70,037,834			70,037,834

Note 8 - Commitments and Contingencies

Royalty Agreements

On July 1, 2008, the Company entered into Patent Assignment Agreements with two parties, our President and Technology Development Supervisor, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and the Technology Development Supervisor have been assigned to the Subsidiary.  In exchange, the Subsidiary agreed to pay a royalty of 5% of gross revenues to each of the President and Technology Development Supervisor for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by Cavitation Technologies on May 13, 2010 from its subsidiary. The Company's President and Technology Development Supervisor both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through December 31, 2021.

On April 30, 2008 and as amended on November 22, 2010, our wholly owned subsidiary entered into an employment agreement with our former Director of Chemical and Analytical Department (the "Inventor") to receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of December 31, 2021, no patents have been granted in which this person is the legally named inventor.

Note 9 – Subsequent Event

Subsequent to December 31, 2021, the Company issued 5,589,646 shares of common stock upon a cashless exercise of 7,610,000 stock warrants.

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

Overview of our Business

Cavitation Technologies, Inc. ("CTi"), a Nevada corporation, was originally incorporated under the name Bio Energy, Inc. We design and engineer environmentally friendly technology-based systems that are designed to serve large, growing, global markets such as vegetable oil refining, renewable fuels, water treatment, algae oil extraction, biodiesel production, water-oil emulsions and crude oil yield enhancement. Our systems are designed to process industrial liquids at a lower cost and higher yield than conventional technology. We are a process and product development that has developed, patented, and commercialized proprietary technology. CTi has developed, patented, and commercialized proprietary technology that can be used for processing of industrial fluids. CTi's patented Nano Reactor® is the critical components of the CTi Nano Neutralization® System which is commercially proven to reduce operating costs and increase yields in processing oils and fats. CTi has two issued patents relating to our Nano Reactor® systems and has filed several national and international patents to employ its proprietary technology in applications including, vegetable oil refining, biodiesel production, waste water treatment, algae oil extraction, and alcoholic beverage enhancement. We are engaged in manufacturing our Nano-Reactors, which are designed to help refine vegetable oils, biodiesel transesterification and treatment of produced and frack water. Our near-term goal is to continue to sell our systems through our partner Desmet Ballestra, EW and ABI. During the past several years we have developed a number of new applications utilizing the core principal of our technology. Our low-pressure non-reactors (LPN)can be utilized in multiple industries that process large volumes of fluids, such as produced and frack water treatment and anticipate accelerated commercial sales in our fiscal 2022. Further, we have miniaturized our non-reactors to be utilized in various consumer-oriented products, such as, processing and enhancing spirits and wines, drinking water with infusion of vitamins, minerals and cannabidiol (CBD) oil. We had an agreement to license our technology globally through our strategic partner, Desmet Ballestra Group (Desmet) and existing agreements with Enviro Watertek, LLC (EW) and Alchemy Beverages, Inc (ABI). Desmet have been providing monthly advances of $40,000 in accordance with a license agreement with Desmet which has been renewed on October 1, 2021. Additionally, we are working with ABI on expansion of our alcoholic beverages license agreement with a new strategic partner and anticipate to announce a new agreement in our March 2022. We may need additional funding, and may attempt to raise additional debt and/or equity financing to fund operations and additional working capital. However, there is no assurance that we will be successful in obtaining such financing or obtained sufficient amounts necessary to meet our business needs, or that we will be able to meet our future contractual obligations.

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

Results of Operations

Results of Operations for the Three Months Ended December 31, 2021, Compared to the Three Months Ended December 31, 2020

The following is a comparison of our results of operations for the three months ended December 31, 2021, and 2020.

	For the Three Months Ended
	December 31,
	2021	2020	$ Change	% Change

Revenue	$113,000	$72,000	$41,000	57%
Cost of revenue	3,000	2,000	(1,000)	50%
Gross profit	110,000	70,000	40,000	57%

General and administrative expenses	546,000	283,000	263,000	93%
Research and development expenses	2,000	5,000	(3,000)	(60%	)
Total operating expenses	548,000	288,000	260,000	90%
Interest expense	(1,000)	3,000	2,000	(67%)
Net loss	$(439,000)	$(221,000)	$(218,000)	99%

Revenue

The Company generates revenues from the sale of the Nano Reactor® to customers/distributor as well as share in gross profit from the sale of such reactors by our distributors to their customers.

During the three months ended December 31, 2021, we recorded $109,000 in revenue from sale of reactors to our distributor Desmet pursuant to three purchase orders and usage fees of $4,000 from our investment in Ameredev, for a total of $113,000.

During the three months ended December 31, 2020, we recorded $36,000 in revenue from sale of reactors to our distributor Desmet pursuant to four purchase orders and corresponding share in gross profit of 36,000 for a total of $72,000.

Cost of Revenue

During the three months ended December 31, 2021, our cost of sales amounted to $3,000 and to $2,000 during the same period in prior year, which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the three months ended December 31, 2021 amounted to $546,000 compared with $288,000 for the same period in 2020, an increase of $206,000 or 72%. The increase was mainly due to stock compensation expense of $119,000 and costs related to our expansion in produced water treatment.

Research and development (R&D) expenses remain minimal and it is our intention to pursue R&D as our cash position improves.

Interest Expense

During the three months ended December 31, 2021 and 2020, the Company recognized interest expense of $1,000 and $3,000, respectively, pursuant to the terms of our outstanding notes payable.

Results of Operations for the Six Months Ended December 31, 2021 Compared to the Six Months Ended December 31, 2020

The following is a comparison of our results of operations for the six months ended December 31, 2021 and 2020.

	For the Six Months Ended
	December 31,
	2021	2020	$ Change	% Change

Revenue	$664,000	$489,000	$175,000	36%
Cost of revenue	26,000	12,000	14,000	117%
Gross profit	638,000	477,000	161,000	34%

General and administrative expenses	852,000	593,000	259,000	44%
Research and development expenses	2,000	11,000	(9,000)	(82)%
Total operating expenses	854,000	604,000	250,000	41%
Gain on forgiveness of note payable	104,000	-	104,000	100%
Interest Expense	(3,000)	3,000	-	-
Net loss	$(115,000)	$(130,000)	$15,000	(12%	)

Revenue

The Company generates revenues from the sale of the Nano Reactor® to customers/distributor as well as share in profit from the water treatment processing.

During the six months ended December 31, 2021, we recorded $592,000 in revenue from sale of reactors to our distributor Desmet pursuant to five purchase orders and revenue from share in gross profit of $68,000 and usage fees of $4,000 from our investment in Ameredev, for a total of $664,000.

During the six months ended December 31, 2020, the Company recognized revenues of $277,000 from sale of reactors pursuant to three purchase orders and $212,000 from share in gross profit to Desmet for a total revenue of $489,000.

Cost of Revenue

During the six months ended December 31, 2021, our cost of sales amounted to $26,000 and to $12,000 during the same period in prior year, which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the six months ended December 31, 2021 amounted to $852,000 compared with $593,000 for the same period in 2020, an increase of $259,000 or 44%. The increase was mainly due to stock compensation expense of $119,000 and costs related to our expansion in produced water treatment.

Research and development (R&D) expenses remained minimal and it is our intention to pursue R&D as our cash position permits.

Other income (expense)

Other income increased by as a result of the forgiveness of the Company’s PPP loan of $104,000. There was no similar transaction in the prior period.

Liquidity and Capital Resource

During the six months ended December 31, 2021 the Company incurred a net loss of $115,000 and a working capital deficit of $755,000. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2021 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2021, we had cash and cash equivalents on hand of $1,100,000 and are not generating sufficient revenues to fund operations. In addition, management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partners, Desmet Ballestra Group (Desmet), Enviro Watertek (EW) and Alchemy Beverages, Inc. (ABI). Desmet has been providing us monthly advances of $40,000 and our renewed contract is through October 1, 2024 to be applied against from future reactor sales.

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

Cash Flow

Net cash generated from operating activities during the six months ended December 31, 2021, amounted to $131,000 compared to net cash generated from operating activities of $108,000 for the same period in fiscal 2020.

Net cash used in investing activities during the six months ended December 31, 2021 amounted to $1,179,000,000 as a result of an investment in a joint venture compared to $125,000 for the same period ended in fiscal 2020.

Net cash provided in financing activities during the six months ended December 31, 2021, amounted to $785,000 as a result of the sale of our common stock, compared to $150,000 as a result of a note payable obtained from the Small Business Association under its Economic Injury Disaster Loan (EIDL) assistance program.

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

Investment in Unconsolidated Joint Venture

The Company accounts for its investment in an unconsolidated joint venture under the equity method of accounting as we exercise significant influence over, but do not control, the joint venture. The investment in the unconsolidated joint venture is initially recorded at cost, and subsequently increased for capital contributions and allocations of net income, and decreased for capital distributions and allocations of net loss. Equity in net income (loss) from the unconsolidated joint venture is allocated based on our economic interest. We assess our investment in unconsolidated joint venture for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We do not believe that the value of our equity investment was impaired as of December 31, 2021.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of December 31, 2021, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of December 31, 2021.

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

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	February 22, 2022
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	February 22, 2022
N. Voloshin	(Principal Financial Officer)

/s/ Jim Fuller	Audit Committee Chairman, Independent Financial Expert	February 22, 2022
Jim Fuller

