Form 10-Q
period 2022-03-31
Cavitation Technologies, Inc.
filed 2022-05-23
CIK 1376793

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

(818) 718-0905

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

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

YES ☐       NO ☒

As of May 16, 2022, the issuer had 272,158,397 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$779,000	$1,363,000
Account receivable	36,000	6,000
Inventory	50,000	25,000
Total current assets	865,000	1,394,000

Property and equipment, net	182,000	182,000
Equity method investment	1,260,000	–
Operating lease right-of-use asset	197,000	245,000
Other assets	10,000	10,000
Total assets	$2,514,000	$1,831,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$97,000	$342,000
Accrued payroll and payroll taxes due to officers	280,000	667,000
Customer advances	1,039,000	727,000
Related party payable	–	1,000
Operation lease liability, current portion	61,000	58,000
Total current liabilities	1,477,000	1,795,000

Operation lease liability	145,000	193,000
Notes payable, non-current	150,000	254,000
Total liabilities	1,772,000	2,242,000

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022, and June 30, 2021, respectively	–	–
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 272,701,844 shares issued and outstanding and shares issued and outstanding as of March 31, 2022, and 208,267,444 as of June 30, 2021, respectively	272,000	208,000
Additional paid-in capital	25,810,000	24,008,000
Accumulated deficit	(25,340,000	(24,627,000)
Total stockholders’ equity (deficit)	742,000	(411,000)
Total liabilities and stockholders’ equity (deficit)	$2,514,000	$1,831,000

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$–	$137,000	$660,000	$626,000
Revenue – related party	38,000	11,000	42,000	11,000
Total revenue	38,000	148,000	702,000	637,000

Cost of revenue	–	(3,000)	(26,000)	(15,000)
Cost of revenue – related party	(16,000)	–	(16,000)	–
Gross profit	22,000	145,000	660,000	622,000

General and administrative expenses	270,000	285,000	1,122,000	878,000
Research and development expenses	14,000		16,000	11,000
Total operating expenses	284,000	285,000	1,138,000	889,000

Loss from operations	(262,000)	(140,000)	(478,000)	(267,000)

Other income (expense)
Gain on forgiveness of PPP note payable	–	–	104,000	–
Loss on settlement of liabilities	(371,000)	–	(371,000)	–
Income from equity method investment	37,000	–	37,000	–
Interest expense	(2,000)	–	(5,000)	(3,000)

Net Loss	$(598,000)	$(140,000)	$(713,000)	$(270,000)

Net Loss per share,
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding,
Basic	268,618,159	196,997,906	239,868,345	196,997,906
Diluted	268,618,159	196,997,906	239,868,345	196,997,906

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)

Three Months Ended March 31, 2022

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at December 31, 2021	254,697,965	$254,000	$24,866,000	$(24,742,000)	$378,000
Common stock issued upon exercise of warrants	6,316,919	6,000	1,000	–	7,000
Fair value of common stock issued for services	500,000	1,000	24,000	–	25,000
Fair value of stock issued to settle liabilities	11,186,960	11,000	919,000	–	930,000
Net loss	–	–	–	(598,000)	(598,000)
Balance at March 31, 2022	272,701,844	$272,000	$25,810,000	$(25,340,000)	$742,000

Nine Months Ended March 31, 2022

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at June 30, 2021	208,267,444	$208,000	$24,008,000	$(24,627,000)	$(411,000)
Common stock issued for cash	12,071,785	12,000	773,000	–	785,000
Common stock issued upon exercise of warrants	34,407,709	34,000	43,000	–	77,000
Common stock issued upon exercise of options	6,267,946	6,000	3,000	–	9,000
Fair value of warrants granted for services	–	–	40,000	–	40,000
Fair value of common stock issued for services	500,000	1,000	24,000	–	25,000
Fair value of stock issued to settle liabilities	11,186,960	11,000	919,000	–	930,000
Net loss				(713,000)	(713,000)
Balance at March 31, 2022	272,701,844	$272,000	$25,810,000	$(25,340,000)	$742,000

Three Months Ended March 31, 2021

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at December 31, 2020	196,997,906	$197,000	$23,291,000	$(23,887,000)	$(399,000)
Net loss	–	–	–	(140,000)	(140,000)
Balance at March 31, 2021	196,997,906	$197,000	$23,291,000	$(24,248,000)	$(760,000)

Nine Months Ended March 31, 2021

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at June 30, 2020	196,997,906	$197,000	$23,291,000	$(23,978,000)	$(490,000)
Net loss	–	–	–	(270,000)	(270,000)
Balance at March 31, 2021	196,997,906	$197,000	$23,291,000	$(24,248,000)	$(760,000)

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended March 31,
	2022	2021

Operating activities:
Net loss	$(713,000)	$(270,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	–	17,000
Fair value of shares issued for stock compensation	151,000	–
Gain on forgiveness of PPP note payable	(104,000)	–
Loss on settlement of liabilities	371,000	–
Income from equity method investment	(37,000)	–
Change in operating assets and liabilities:
Accounts receivable	(30,000)	(10,000))
Inventory	(25,000)	(17,000)
Prepaid expenses		(2,000)
Operating lease right-of-use assets	48,000	47,000
Accounts payable and accrued expenses	(30,000)	(15,000)
Accrued payroll and payroll taxes due to officers	(44,000)	(26,000)
Advances from distributors	312,000	270,000
Operating lease liability	(45,000)	(44,000)
Net cash used in operating activities	(146,000)	(50,000)

Investing Activities
Capital contribution equity method investment	(1,223,000)	(125,000)
Cash used in investing activities	(1,223,000)	(125,000)

Financing activities
Proceeds from issuance of common stock	785,000	–
Proceeds from notes payable	–	254,000
Cash provided by financing activities	785,000	254,000

Net change in cash	(584,000)	79,000
Cash, beginning of period	$1,363,000	$759,000
Cash, end of period	$779,000	$838,000

Non-cash Financing activities
Settlement of debt for common stock	$559,000	$–

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of and for the nine months ended March 31, 2022 and 2021

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") as promulgated in the United States of America ("U.S.") and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the nine months ended March 31, 2022 are not indicative of the results that may be expected for the fiscal year ending June 30, 2022. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2021 filed on October 13, 2021. The condensed consolidated balance sheet as of June 30, 2021 has been derived from the audited financial statements included in the Form 10-K for that year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplates continuation of the Company as a going concern. During the nine months ended March 31, 2022, the Company incurred a loss of $(713,000), and at March 31, 2022, the Company had a working capital deficit of $612,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In addition, our independent registered public accounting firm, in their report on our audited financial statements for the fiscal year ended June 30, 2021, raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments that might be necessary if the Company is unable to continue as a going concern.

As of March, 31 2022 we had cash and cash equivalents on hand of $779,000 and are not generating sufficient funds to cover operations. In addition to the cash on hand, management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partners, including the extension or renewal of our existing global R and D, Marketing and Technology License Agreement with Desmet Ballestra Group (Desmet), agreement with Alchemy Beverages, Inc (ABI), and agreement with Enviro Watertek, LLC (EWT).

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

Covid-19

During the nine months ended March 31, 2022, the Company believes the COVID-19 pandemic did not materially impact its operating results due to the nature of the Company’s business and its operations. The Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

As of March 31, 2022, the Company has been following the recommendations of local health authorities to minimize exposure risk for its employees, including the temporary closure of its corporate office and having employees work remotely. Most vendors have transitioned to electronic submission of invoices and payments.

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

Revenue Recognition

The Company follows the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (“ASC 606”).

Revenue from the sale of the Company’s Nano Reactors is recognized when products are shipped from our manufacturing facilities as this is our sole performance obligation under these contracts and we have no continuing obligation to the customer.

Revenue from the Company’s share of gross profit to be earned from distributors, as defined, which the Company treats as variable consideration, is recognized using the most likely amount method. Estimates are available from our distributor which are considered in the determination of the most likely amount.

Revenue from usage fees is recognized by the Company based on actual usage by the customer.

The Company provides a limited warranty with every set of reactors sold, typically 2 to 5 years. The Company has not experienced significant claims under its warranty policy, and management determined no accrual for warranty reserve was necessary at March 31, 2022 or June 30, 2021.

Equity Method Investment

The Company accounts for investments in entities in which the Company has significant influence over the entity’s financial and operating policies, but does not control, using the equity method of accounting. The equity method investments are initially recorded at cost, and subsequently increased for capital contributions and allocations of net income, and decreased for capital distributions and allocations of net loss. Equity in net income (loss) from the equity method investment is allocated based on the Company’s economic interest. The Company assesses its investment in equity method investments for recoverability, and if it is determined that a loss in value of the investment is other than temporary, the Company writes down the investment to its fair value. The Company does not believe that the value of its equity method investment was impaired as of March 31, 2022.

Loss Per Share

The Company’s computation of loss per share (EPS) includes basic and diluted EPS. Basic EPS is calculated by dividing the Company’s net loss available to common stockholders by the weighted average number of common shares during the period. Shares of restricted stock subject to vesting are included in basic weighted average common shares outstanding from the time they vest. Diluted EPS reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net loss of the Company. In computing diluted EPS, the treasury stock method assumes that outstanding options and warrants are exercised, and the proceeds are used to purchase common stock at the average market price and there were no instruments that would result in issuance of additional shares during the period.

As of March 31, 2022, the Company had 1,250,000 stock options and 61,427,834 stock warrants outstanding to purchase shares of common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive.

Concentrations

Cash - cash is deposited in one financial institution. The balances held at this financial institution at times may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits of up to $250,000.

Accounts Receivable – accounts receivable at March 31, 2022 and June 30, 2021, were due from Desmet (see Note 2).

Accounts Payable and Accrued Expenses – one vendor accounted 88%, and 89% of accounts payable and accrued expenses as of March 31, 2022, respectively. Two vendors accounted 64% and 14% of accounts payable and accrued expenses as of June 30, 2021.

Revenues – revenues during the nine months period ended March 31, 2022 and 2021, were 95% and 94% of revenues, respectively, were from Desmet

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

On March 31, 2022 and June 30, 2021, the fair values of cash and cash equivalents, accounts receivable, inventory and accounts payable and accrued expenses approximate their carrying values due to their short-term nature.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity classified written call options (such as warrants) that remain equity classified after modification or exchange. An issuer measures the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange. ASU 2021-04 introduces a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 is not expected to have a material impact on the Company’s financial statements or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 2 - Contracts with Desmet Ballestra

The Company has the following agreements with Desmet Ballestra (Desmet), a company located in Europe:

A.	October 2021 Agreement – In October 2021, the Company executed a three-year agreement with Desmet that is a continuation of the October 2018 agreement (See B below). In accordance with ASC 606, the Company recognizes revenue from the sale of reactors at the time of shipment of the Nano reactor hardware as shipment is deemed to be the Company’s only performance obligation and the Company had no more continuing obligation other than the reactor’s two-year standard warranty. Desmet pays for such reactors on credit terms and the amount of a sale is recorded as a receivable upon acceptance by Desmet. In addition, Desmet agreed to provide the Company monthly advances of $40,000 through October 1, 2024 to be applied against future sales of reactors.

B.

October 2018 Agreement (expired in October 2021, see “A” above) - In October 2018, the Company signed a three-year global Research and Development (R&D), Marketing and Technology License Agreement with Desmet for the sale and licensing of the Company’s reactors. This agreement was a continuation of an original agreement the Company signed with Desmet in fiscal 2012 and amended in fiscal 2016.

As part of the October 2018 agreement, Desmet provided the Company monthly advances of $50,000 through October 1, 2021, to be applied against the Company’s gross profit share from future sales. In accordance with ASC 606, the Company determined that the gross profit to be earned from Desmet was a variable consideration and evaluated the amount of the potential payments and the likelihood that the payments would be received using the most likely amount approach (subject to the variable consideration constraint). Estimates were available from our distributor which were considered in the determination of the most likely amount. However, given the lack of control over the sale to the end customer and the lack of history of prior sales, the Company considered these as variable revenue constraints, and as such, the amount of gross profit share revenue recognized was limited to the actual amount of cash received under the contract which the Company had determined was not refundable and probable that a significant revenue reversal would not occur. Further, the Company had not been able to develop an expectation of the actual collection based on its historical experience. The Company also had no control with regards to the sale and installation of Nano Reactor® and CTi Nano Neutralization® System, between Desmet and the end customer. Under the October 2021 agreement (See “A” above), the Company is no longer entitled to revenue from a share of gross profit to be earned from distributors.

During the three months ended March 31, 2022, the Company did not record any revenue from Desmet for sales of reactors or for the Company’s gross profit share of sales. During the nine months ended March 31, 2022, the Company recorded total revenue from Desmet of $660,000, made up of $592,000 from reactor sales and $68,000 from the Company’s share of gross profit.

During the three months ended March 31, 2021, the Company recorded total revenue from Desmet of $137,000, made up of $69,000 from reactor sales and $68,000 from the Company’s share of gross profit. During the nine months ended March 31, 2021, the Company recorded total revenue from Desmet of $626,000, made up of $346,000 from reactor sales and $280,000 from the Company’s share of gross profit.

As of March 31, 2022, the Company has recorded customer advances of $959,000 to account for cash received from Desmet under the October 2018 agreement, to be applied to the Company’s share of future gross profits. As the October 2018 agreement with Desmet expired in October 2021, the Company is in discussions with Desmet with regards to the treatment of these outstanding advances. Also as of March 31, 2022, the Company has recorded customer advances of $80,000 under the October 2021 agreement, to account for cash received from Desmet to be applied to the Company’s share of future sales.

Note 3 - Investment in equity method investment

In 2019, the Company and Delaware Water Company, LLC (Delaware) formed a limited liability company called Enviro WaterTek LLC (“Enviro”). Enviro is owned 50% by the Company and 50% by Delaware, and the Company accounts for its investment in Enviro under the equity method. From 2019 to 2021, Enviro had no operations.

In September 2021, the Company and Delaware entered into a separate agreement under Enviro for a specific project (referred to as “Ameredev”). Delaware has certain contracts in place to provide recycled water to operators of certain active oil and gas wells. Under the agreement, the Company contributed $1.2 million that was used by Ameredev to increase the capacity of certain pipelines and water treatment facilities operated by Delaware. Pursuant to the agreement, for each barrel of recycled water that Ameredev sells, Delaware will receive $0.10 per barrel, and the Company will receive $0.05 per barrel (referred to as usage fees), with the balance of net income (loss) from Ameredev being allocated 70% to Delaware and 30% to the Company. The Ameredev agreement will terminate the earlier of three years (unless extended by unanimous agreement of the Board and Members of Ameredev) from the date of the agreement or by unanimous agreement of the Board and Members of Ameredev.

During the three months ended March 31, 2022, the Company recorded total revenues from Ameredev of $38,000, made up of $32,000 from the sale of reactors, and $6,000 from usage fees. During the nine months ended March 31, 2022, the Company recorded total revenues from Ameredev of $42,000, made up of $32,000 from the sale of reactors, and $10,000 from usage fees.

Also during the three and nine months ended March 31, 2022, the Company recognized $37,000 of its share of earnings of the equity method investment.

During the three and nine months ended March 31, 2021, the Company recorded revenues of $11,000 from the usage fee. During the three and nine months ended March 31, 2021, there was no share of earnings or losses of the equity method investment.

The following table summarizes the activity of the Company’s equity method investment:

March 31, 2022
Balance at beginning of period	$–
Contributions to equity method investment	1,223,000
Equity in earnings of equity method investment	37,000
Balance at end of period	$1,260,000

A summarized balance sheet as of March 31, 2022, for Ameredev, and a summarized statement of operations for the nine-months ended March 31, 2022, for Ameredev is presented below:

Balance Sheet:

Amount
Property and equipment	$1,223,000
Total assets	$1,223,000

Partners equity	$1,223,000
Total liabilities and equity	$1,223,000

Income Statement:

Amount
Revenue	$160,000
Usage fees paid to Cavitation and Delaware	(36,000)
Net income	$124,000

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Nine Months Ended March 31, 2022

Lease cost
Operating lease cost (included in general and administrative in the Company’s unaudited condensed statement of operations)	$59,000

Other information
Cash paid for amounts included in the measurement of lease liabilities	$54,000
Weighted average remaining lease term – operating leases (in years)	2.8
Average discount rate – operating leases	4%

The supplemental balance sheet information related to leases for the period is as follows:

At March 31, 2022

Operating leases
Long-term right-of-use assets	$197,000

Short-term operating lease liabilities	$61,000
Long-term operating lease liabilities	145,000
Total operating lease liabilities	$206,000

Period ending March 31	Operating Lease

2022 (remaining 3 months)	$19,000
2023	75,000
2024	78,000
2025	47,000
Total lease payments	219,000
Less: Imputed interest/present value discount	(13,000)
Present value of lease liabilities	$206,000

Note 5 – Related Party Transactions

Accrued Payroll and Payroll Taxes

In prior periods, the Company accrued salaries and estimated payroll taxes due to current and former officers of the Company. As of June 30, 2021, total accrued payroll and payroll taxes-related parties amounted to $677,000.

In December 2021 and March 2022, two former officers of the Company agreed to transfer accrued payroll due them totaling $356,000 to an unrelated entity, Sandra Investment (“Sandra”). Sandra assumed the liabilities and the Company issued two promissory notes aggregating $356,000 to Sandra to facilitate the transfer. In January 2022 and March 2022, the Company issued a total of 8,411,260 shares of its common stock with a fair value of $522,000 to settle in full the two promissory notes aggregating $356,000, and recorded a loss on settlement of the liabilities of $166,000 (see note 7).

As of March 31, 2022, total accrued payroll and payroll taxes-related parties amounted to $280,000.

Note 6 – Notes Payable

	March 31, 2022	June 30, 2021
A. Note Payable – PPP	$–	$104,000
B. Note Payable - EIDL	150,000	150,000
Total	$150,000	$254,000

A.	On April 16, 2020, the Company received loan proceeds in the amount of $104,000 pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “Cares Act”), which was enacted on March 27, 2020. The note is scheduled to mature in April 2022 and has a 1% interest rate and is subject to the terms and conditions applicable to loans administered by the Small Business Administration (SBA) under the CARES Act. The Company applied ASC 470, Debt, to account for the PPP loan. The loan and accrued interest are forgivable as long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. Forgiveness of the note is only available for principal that is used for the limited purposes that qualify for forgiveness under SBA requirements, and that to obtain forgiveness, the Company must request it and must provide documentation in accordance with the SBA requirements, and certify that the amounts the Company is requesting to be forgiven qualify under those requirements. The Company also understands that it shall remain responsible under the note for any amounts not forgiven, and that interest payable under the note will not be forgiven but that the SBA may pay the loan interest on forgiven amounts. The Company applied and obtained in March 2022 for forgiveness of the entire PPP loan for the total amount of $104,000. As of March 31, 2022, and June 30, 2021, the outstanding balance of the note payable amounted to zero and $104,000, respectively.

B.	In July 2020, the Company received a loan of $150,000 from the Small Business Association under its Economic Injury Disaster Loan (EIDL) assistance program. The EIDL loan is payable over 30 years, bears interest at a rate of 3.75% per annum and secured by all tangible and intangible property of the Company. As of March 31, 2022, the outstanding balance of the note payable amounted to $150,000.

Note 7 - Stockholders' Deficit

Common Stock

Shares issued for cash

During the period ended March 31, 2022, the Company sold 12,071,785 shares of common stock and warrants to purchase 12,071,785 shares of common stock in a private placement for $0.065 per unit, for net proceeds of $785,000. The warrants have an exercise price of $0.09 per share, were fully vested upon issuance, and have a term of five years.

Shares issued upon exercise of options and warrants

During the period ended March 31, 2022, the Company issued 6,181,818 shares of common stock upon the cashless exercise of stock options exercisable into 8,500,000 shares of common stock. As a result of the exercise the Company also recognized stock compensation of $9,000 to account the fair value of 86,128 additional shares of common stock issued to the option holders.

During the period ended March 31, 2022, the Company issued 33,864,262 shares of common stock upon the cashless exercise of warrants exercisable into 50,110,000 shares of common stock. As a result of the exercise, the Company also recognized stock compensation of $77,000 to account the fair value of 543,447 additional shares of common stock issued to the warrant holders.

Shares issued for services

In March 2022, the Company issued 500,000 shares to a consultant for services for a total fair value of $25,000. The fair value was based on the closing price of the Company’s common stock on the date the shares were granted.

Shares issued for the settlement of liabilities

In January 2022 and March 2022, the Company issued a total of 8,411,260 shares of its common stock with a fair value of $522,000 to settle in full two promissory notes aggregating $356,000 (see Note 5), and recorded a loss on settlement of the liabilities of $166,000.

In January 2022, the Company issued 4,080,000 shares of common stock with a fair value of $409,000 to settle accounts payable of $203,849, and recorded a loss on settlement of the liability of $205,000.

Stock Options

The Company has not adopted a formal stock option plan. However, it has assumed outstanding stock options resulting from the acquisition of its wholly-owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non- plan grants. A summary of the stock option activity during the nine months ended March 31, 2022 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at June 30, 2021	11,000,000	$0.03	6.07
- Granted	–	–	–
- Forfeited	–	–	–
- Exercised	(8,500,000)	0.03
- Expired	(1,250,000)	0.03	–
Outstanding at March 31, 2022 vested and exercisable	1,250,000	$0.03	0.56

There was no intrinsic value of the outstanding options as of March 31, 2022 as the exercise price of these options were greater than the market price. The following table summarizes additional information concerning options outstanding and exercisable at March 31, 2021.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Remaining Life (Years)

$0.03	1,250,000	1.12	$0.03	1,250,000	1.12

Stock Warrants

A summary of the Company's warrant activity and related information for the nine months ended on March 31, 2022 is as follows:

Warrants		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)

Outstanding at June 30, 2021	98,966,049	$0.07	5.64
Granted	12,571,785	0.09	5.0
Exercised	(50,110,000)	0.03
Expired	–
Outstanding at March 31, 2022 vested and exercisable	61,427,834	$0.09	2.88

During the period ended March 31, 2022, the Company granted a consultant warrants to purchase 500,000 shares of common stock for services rendered. The warrants are exercisable at $0.09 per share, will expire in 5 years and fully vested upon grant. Total fair value of these warrants upon grant amounted to $40,000 computed using the Black Scholes Option pricing model and was recorded as stock compensation expense.

As of March 31, 2022, all outstanding warrants are fully vested. The intrinsic value of the outstanding warrants as of March 31, 2022 was $216,000. The following table summarizes additional information concerning warrants outstanding and exercisable at March 31, 2021.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.03 - 0.05	18,626,518	2.88	$0.03 – 0.05	19,626,518	$2.88
0.09	23,841,323	4.26	0.09	23,841,323	4.26
$0.12	18,959,993	1.74	$0.12	18,959,993	$1.74
	61,427,834			61,427,834

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

On April 30, 2008 and as amended on November 22, 2010, our wholly owned subsidiary entered into an employment agreement with our former Director of Chemical and Analytical Department (the "Inventor") to receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of March 31, 2022 no patents have been granted in which this person is the legally named inventor.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

The following is a comparison of our results of operations for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended
	March 31,
	2022	2021	$ Change	% Change

Revenue	$–	$137,000	$(137,000)	(100)%
Revenue from related party	38,000	11,000	27,000	245%
Cost of revenue	(16,000)	(3,000)	(13,000)	433%
Gross profit	22,000	145,000	(123,000)	(85)%

General and administrative expenses	270,000	285,000	(15,000)	(5)%
Research and development expenses	14,000	–	14,000	100%
Total operating expenses	284,000	285,000	(1,000)	(1)%
Loss from operations	(262,000)	(140,000)	(122,000)	87%
Income from equity method investment	37,000	–	37,000	100%
Loss on settlement of liabilities	(371,000)	–	(371,000)	(100)%
Interest expense	(2,000)	–	(2,000)	(100)%
Net loss	$(598,000)	$(140,000)	$(458,000)	(527)%

Revenue

The Company generates revenues from the sale of the Nano Reactor® to customers/distributor as well as share in gross profit from the sale of such reactors by our distributors to their customers. Additionally, the Company generates revenues from its equity method investment.

During the three months ended March 31, 2022 we recorded $38,000 in revenue compared to $148,000 for months ended March 31, 2021. Revenues decreased since the Company did not receive any orders from Desmet, offset by sale of reactors to the equity method investment.

Cost of Revenue

During the three months ended March 31, 2022 and 2021, our cost of sales amounted to $16,000 and $3,000 respectively during the same period in prior year, which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the three months ended March 31, 2022 amounted to $284,000 compared with $285,000 for the same period in 2021, a decrease of $1,000 or 1%. Decrease in general and administrative expense due to decrease in professional expenses.

Research and development (R&D) expenses remained relatively low as we continued to rely on Desmet and GEA for support in R&D and development of new applications for our technology. It is our intention to pursue R&D as our cash position permits.

During the three months ended March 31, 2022 the Company recognized other income (expense) of $(336,000), primarily made up of loss on settlement of liabilities of 371,000.

Results of Operations for the Nine Months Ended March 31, 2022 Compared to the Nine Months Ended March 31, 2021

The following is a comparison of our results of operations for the nine months ended March 31, 2022 and 2021.

	For the Nine Months Ended
	March 31,
	2022	2021	$ Change	% Change

Revenue	$660,000	$626,000	$34,000	5%
Revenue from related party	42,000	11,000	31,000	282%
Cost of revenue	(42,000)	(15,000)	(27,000)	180%
Gross profit	660,000	622,000	38,000	6%

General and administrative expenses	1,122,000	878,000	244,000	28%
Research and development expenses	16,000	11,000	5,000	45%
Total operating expenses	1,138,000	889,000	249,000	28%
Loss from operations	(478,000)	(267,000)	(211,000)	79%
Gain on forgiveness of PPP note payable	104,000	-	104,000	100%
Loss on settlement of liabilities	(371,000)	-	(371,000)	(100)%
Income from equity method investment	37,000	-	37,000	100%
Interest expense	(5,000)	(3,000)	(2,000)	67%
Net loss	$(713,000)	$(270,000)	$(443,000)	164%

Revenue

The Company generates revenues from the sale of the Nano Reactor® to customers/distributor as well as share in gross profit from the sale of such reactors by our distributors to their customers. Additionally, the Company generates revenues from its equity method investment.

During the nine months ended March 31, 2022 the Company recognized revenues of $702,000.

During the nine months ended March 31, 2021 we recorded $637,000 in revenue.

Cost of Revenue

During the nine months ended March 31, 2022 and 2021, our cost of sales amounted to $42,000, and $15,000 during the same period in prior year, which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the nine months ended March 31, 2022 amounted to $1,122,000 compared with $878,000 for the same period in 2021, an increase of $244,000 or 28%. The increase were due to increase in payroll expenses, increase in stock compensation expenses, offset by decrease in professional expenses.

Research and development (R&D) expenses remained relatively low as we continued to rely on Desmet for support in R&D and development of new applications for our technology. It is our intention to pursue R&D as our cash position permits.

Other Income

During the nine months ended March 31, 2022 the Company recognized other income (expense) of $(235,000), primarily made up of loss on settlement of liabilities of 371,000 offset by gain on forgiveness of PPP note payable of $104,000 and income from equity investment of $37,000.

Liquidity and Capital Resource

During the nine months ended March 31, 2022 the Company incurred a net loss of $713,000 and had a negative cash flow from operations of $146,000, had a working capital deficiency of $612,000 and a stockholders' deficit of $742,000. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2021 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern.

As of March 31, 2022 we had cash and cash equivalents on hand of $779,000 and are not generating sufficient revenues to fund operations. In addition, management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partners, Desmet Ballestra Group (Desmet), Enviro Watertek (EW) and Alchemy Beverages, Inc. (ABI). Desmet has been providing us monthly advances of $40,000 and our renewed contract is through October 1, 2024 to be applied against from future reactor sales.

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

Cash Flow

Net cash used in operating activities during the nine months ended March 31, 2022 amounted to $146,000 compared to net cash used in operating activities of $50,000 for the same period in fiscal 2021.

Funding for the operating activities was provided primarily by sales of our systems to Desmet and advances from distributor.

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

Revenue Recognition

The Company follows the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. ASC 606.

Revenue from the sale of the Company’s Nano Reactors is recognized when products are shipped from our manufacturing facilities as this is our sole performance obligation under these contracts and we have no continuing obligation to the customer.

Revenue from the Company’s share of gross profit to be earned from distributors, as defined, which the Company treats as variable consideration, is recognized using the most likely amount method. Estimates are available from our distributor which are considered in the determination of the most likely amount.

Revenue from usage fees is recognized by the Company based on actual usage by the customer.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of March 31, 2022 the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the third quarter of fiscal 2022 that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

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

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosures

None

Item 5 - Other Information

None

Item 6 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

			Incorporated by Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form	Pd. Ending	Exhibit	Filing Date

3(i)(a)	Articles of Incorporation - original name of Bioenergy, Inc.		SB-2	N/A	3.1	October 19, 2006
3(i)(b)	Articles of Incorporation - Amended and Restated		10-Q	December 31, 2008	3-1	February 17, 2009
3(i)(c)	Articles of Incorporation - Amended and Restated		10-Q	June 30, 2009	3-1	May 14, 2009
3(i)(d)	Articles of Incorporation - Amended; increase in authorized shares		8-K	N/A	N/A	October 29, 2009
3(i)(e)	Articles of Incorporation - Certificate of Amendment; forward split		10-Q	December 31, 2009	3-1	November 16, 2009
10.1	Patent Assignment Agreement between the Company and Roman Gordon dated July 1, 2008.		8-K	June 30, 2009	10.1	May 18, 2010
10.2	Patent Assignment Agreement between the Company and Igor Gorodnitsky dated July 1, 2008.		8-K	June 30, 2009	10.2	May 18, 2010
10.3	Assignment of Patent Assignment Agreement between the Company and Roman Gordon		8-K	June 30, 2009	10.3	May 18, 2010
10.4	Assignment of Patent Assignment Agreement between the Company and Igor Gorodnitsky		8-K	June 30, 2009	10.4	May 18, 2010
10.5	Employment Agreement between the Company and Roman Gordon date March 17, 2008		10K/A	June 30, 2009	10.3	October 20, 2011
10.6	Employment Agreement between the Company and Igor Gorodnitsky dated March 17, 2008		10K/A	June 30, 2009	10.4	October 20, 2011
10.7	Employment and Confidentiality and Invention Assignment Agreement between the Company and Varvara Grichko dated April 30, 2008		10-Q	December 31, 2010	10.3	February 11, 2011
10.8	Board of Director Agreement - James Fuller		10-Q	December 31, 2011	10.12	October 20, 2011
10.9	Technology and License Agreement with Desmet Ballestra dated 14 May 2012		10-K	June 30, 2012	10.1	October 15, 2012
10.10	Short Term Loan Agreement - CEO		10-K	June 30, 2012	10.11	October 15, 2012
10.11	Loan Agreement - Desmet Ballestra - Oct. 26, 2010
14.1	Code of Business Conduct and Ethics*		10-K	June 30, 2011	14.1	September 28, 2011
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

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

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	May 23, 2022
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	May 23, 2022
N. Voloshin	(Principal Financial Officer)

/s/ Jim Fuller	Audit Committee Chairman, Independent Financial Expert	May 23, 2022
Jim Fuller

