Form 10-K
period 2022-06-30
Cavitation Technologies, Inc.
filed 2022-10-13
CIK 1376793

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FROM THE TRANSITION PERIOD FROM _____ TO _______.

For the fiscal year ended June 30, 2022

Commission file number 000-53239

Cavitation Technologies, Inc.

(Exact name of Registrant as Specified in its Charter)

Nevada	20-4907818
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10019 CANOGA AVENUE, CHATSWORTH,CALIFORNIA 91311
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant by reference to the price at which the common equity was last sold, or of the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $23,372,000 as of December 31, 2021 based on the closing price of $0.096 per share and 260,287,611 shares outstanding.

The registrant had 276,698,831 shares of common stock outstanding on September 28, 2022.

DOCUMENTS INCORPORATED BY REFERENCE:

None

CAVITATION TECHNOLOGIES, INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED JUNE 30, 2022

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

The global consumption of vegetable oils has grown consistently at a rate of about 4.1% p.a. from 90.5 million metric tons (MMT) in 2001 to approximately 213 million metric tons (MMT) in 2021-2022. In 2021-2022 consumption of vegetable oil was 213.2 MMT compared to 206.4 MMT in 2020-2021, an increase approximately 3% (https://www.statista.com/statistics/263978/global-vegetable-oil-production-since-2000-2001/). It is also a highly competitive commodity market in which the lowest-cost producer has the advantage.

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

On January 22, 2016, Desmet and the Company executed a new three year License Agreement with essentially the same terms with the May 2012 agreement that was effective August 1, 2015. As part of the agreement, Desmet provided, under certain conditions, limited monthly advance payments of $50,000 to be applied against gross profit share from future sales. The agreement expired in August 2018.

On October 1, 2018, Desmet and the Company executed a new three year License Agreement with essentially the same terms with the January 2016 agreement. As part of the agreement, Desmet provided us under certain conditions, limited monthly advances of $50,000 through October 1, 2021, to be applied against gross profit share from future sales. The agreement expired in October 2021.

On November 1, 2021, Desmet and the Company executed a new three-year License Agreement. As part of the agreement, Desmet provides the Company monthly advances of $40,000 through November 1, 2024, to be applied against from future reactor sales.

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

Additionally, in fiscal 2017 Desmet installed our first Nano Reactor® at a bio-diesel production plant in South America. Bio-diesel industry has been under pricing pressure for a considerable period of time and slow to adopt to newer technologies. We are continuously working with Desmet pursuing additional sales opportunities in Asia and South America, however, the acceptance of our technology has been slow and there were no sales generated in our Fiscal 2022.

Enviro Watertek, LLC

In April 2019, the Company and Delaware Water Company, LLC (Delaware) formed a limited liability company called Enviro WaterTek LLC (“Enviro” ,“EW”). Enviro is owned 50% by the Company and 50% by Delaware, and the Company accounts for its investment in Enviro under the equity method of accounting. From 2019 to 2021, Enviro had insignificant operations. This agreement covers our first commercial entrance into industrial treatment of produced and frac water. Fracking industry has seen a significant growth over the past ten years, reaching daily water consumption volume of over 58 million barrels per day. Our newly designed Low Pressure Nano Reactor (LPN™) was specifically developed to be integrated into produced water treatment system along with our proprietary chemical formulations, and has depicted measurable and quantifiable advantages over industry standard processes and equipment. Our agreement with EW provides for sales on LPN™ plus recurring revenue stream based on processing of produced and frac water volumes and utilization. Our agreement with EW has a fifteen-year term. In March 2020, global pandemic of COVID-19 has taken an unexpected negative impact on the oil and gas industry worldwide, and has consequently impaired our ability to rapidly accelerate LPN™ sales and recurring revenue stream. While the industry has gone through a major overhaul, we are seeing a gradual recovery in the industry. Our current system installations can handle approximately 25,000 barrels per day (BPD), and we received $46,000 in total revenue in our Fiscal 2022 from sale of reactors and usage fee.

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

As of June 30, 2022 and the date of this report, ABI has not generated any sales under Cameo brand. Since June 2018, the Company and ABI have developed a small table top home appliance unit Barmuze® utilizing MLPN , allowing consumers to experience a new way of enjoying wines and spirits, utilizing CTi’s patented and patent pending technologies to molecularly restructure alcohol, convert harsh acids to pleasant tasting esters, and reduce levels of certain impurities commonly present in alcohol.

During fiscal 2022 and 2021, we have received approval for several patent applications, protecting our technology and processing rights, expanding our broad portfolio of patents.

During fiscals 2022 and 2021, there were no sales or royalties generated pertaining to our agreement with Alchemy Beverages, Inc. The investment in ABI has no value assigned to it, which approximates its fair value.

Customers Dependence

We continue to sell our industrial capacity Nano Reactor® and Nano Neutralization® System through our strategic partner Desmet and most of our revenue for the fiscal year ended June 30, 2022, was derived from sales of reactors to Desmet and the corresponding gross profit share. We have generated minimal revenue pertaining to our licensing agreement with EW in our fiscal 2022. We had no revenue of LPN™ due to COVID-19, whereas oil production in US has negative impact on oil & gas industry. Oil and gas industry has seen a recovery, while price of oil has spiked to around $100 per barrel, and we foresee a great opportunity for our technology providing a significant upside potential both at the point of sale and recurring revenue stream.

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

Patents

Our Cavitation Generator patent was issued during fiscal 2011. In addition, we have a patent for our Multi-Stage Cavitation Device Nano Reactor® that was issued on October 25, 2011. In the fiscal 2014 we received approvals for another apparatus patent and 2 additional process patents in the US. As of June 30, 2022, our portfolio of patents included 19 issued patents in the United States and 12 issued patents internationally. Our patents cover multiple process and applications of our technology in vegetable oil refining, production of biodiesel, treatment of process and industrial water, upgrade of hydrocarbons and enhancing of alcoholic beverages. We continuously develop new technologies and applications, as we have filed new patent applications for Low Pressure Nano-Reactors LPN™. LPN™ is a highly efficient homogenizer and emulsifier that can be utilized in multiple fluids processing applications. Recently, we have filed a patent application for a small home appliance. This new product is designed directly with consumer in mind and the first step for our company to introduce our technology outside of the industrial sector where we typically sell our products.

Issued

US	Cavitation Generator	7,762,715

US	Multi-Stage Cavitation Device	8,042,989

US	Process for Producing Biodiesel Through Lower Molecular Weight Alcohol-Targeted Cavitation	8,603,198

US	High-Throughput Cavitation and Electro Coagulation Apparatus	8,673,129

US	Extraction of Oil from Algae by Hydrodynamic Cavitation for Biodiesel Production	8,709,750

US	Flow-Through Cavitation-Assisted Rapid Modification of Crude Oil	8,894,273

US	Method for Cavitation-Assisted Refining, Degumming and Dewaxing of Oil and Fat	8,911,808

US	Process to Remove Impurities from Triacylglycerol Oil	8,945,644

US	Process for Producing Biodiesel Through Lower Molecular Weight Alcohol-Targeted Cavitation	8,981,135

US	Process for Removing Waxes and Phospholipids from Vegetable Oils and Increasing Production of Food Grade Lecithin Therefrom	9,357,790

US	Method and Flow Through Hydrodynamic Cavitational Apparatus for Alterations of Beverages	9,474,301

US	Method for Cavitation-Assisted Refining, Degumming and Dewaxing of Oil and Fat	9,481,853

US	Process for Extracting Carbohydrates from Biomass and Converting the Carbohydrates into Biofuels	9,611,496

US	Flow-Through Cavitation-Assisted Rapid Modification of Crude Oil	9,719,025

US	Processes for Increasing Bioalcohol Yield from Biomass	9,944,964

US	Processes for Increasing Bioalcohol Yield from Biomass	9,988,651

US	Processes for Extracting Carbohydrates from Biomass and Converting the Carbohydrates into Biofuels	10.093.953

US	Variable Flow Through Cavitation Device	10,507,442

US	System and Method for Purification of Drinking Water, Ethanol and Alcohol Beverages of Impurities	10,781,113

Int’l	Process to Remove Impurities from Triacylglycerol Oil	Ar AR083000B1

Int’l	Cavitation Generator	Br - PI0919602-1

Int’l	Process to Remove Impurities from Triacylglycerol Oil	Ca - 2,809,236

Int’l	Process to Remove Impurities from Triacylglycerol Oil	Malaysia MY164311A

Int’l	Process to Remove Impurities from Triacylglycerol Oil	Mexico – MX/E/2013/015504

Int’l	Process to Remove Impurities from Triacylglycerol Oil	Singapore P187241

Int’l	Process to Remove Impurities from Triacylglycerol Oil	Mexico – MX/a/2016/006201

Int’l	Process to Remove Impurities from Triacylglycerol Oil	EU 10 857 392.4

Int’l	Method for Cavitation-Assisted Refining, Degumming and Dewaxing of Oil and Fat	Br PI0919602-1

Int’l	Process to Remove Impurities from Triacylglycerol Oil	Fr E 2 616 156

Int’l	Process to Remove Impurities from Triacylglycerol Oil	Gr 2 616 156

Int’l	Process to Remove Impurities from Triacylglycerol Oil	UK 2 616 156

US

US	System and Method for Purification of Alcohol Beverages of Impurities US 10781113
US	Method and Device for Producing of High-Quality Alcoholic Beverages US 10876084 Patent Pending Update

US	Tabletop Beverage Cavitation Device

US	Method for Purification of Drinking Water, Ethanol and Alcohol Beverages of Impurities

US	Process for Increasing Plant Protein Yield from Biomass

Br	Process to Remove Impurities from Triacylglycerol Oil

Eu	System and Method for Purification of Drinking Water, Ethanol and Alcohol Beverages of Impurities

Br	Process to Remove Impurities from Triacylglycerol Oil

We plan on continuing to invest in research and development and file for new and improved patents.

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two parties, our President as well as our former Chief Executive Officer (CEO) who currently serves as our Technology Senior Manager, where certain devices and methods involved in our hydrodynamic cavitation processes invented by the President and former CEO/current Technology Senior Manager have been assigned to the subsidiary. In exchange, that subsidiary agreed to pay a royalty of 5% of gross revenues to each of the President and former CEO/current Technology Senior Manager for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by us on May 13, 2010, from our subsidiary. Our former CEO/current Technology Senior Manager and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2022.

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

Employees

As of June 30, 2022, we had four full-time employees and had engaged several consultants and independent contractors over the past year. Members of our technical team are comprised of experienced professionals who are chemists, civil, chemical, and mechanical engineers with expertise in hydrodynamic cavitation, nano technology and water treatment. These individuals hold degrees in Civil, Chemical, and Mechanical Engineering.

Research and Development Expenditures

During the fiscal years ended June 30, 2022 and 2021, we spent $17,000 and $21,000, respectively, on research and development activities.

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

		HIGH	LOW

Fiscal 2021	First Quarter	$0.02	$0.01
	Second Quarter	0.02	0.01
	Third Quarter	0.07	0.02
	Fourth Quarter	0.08	0.04

		HIGH	LOW

Fiscal 2022	First Quarter	$0.11	$0.05
	Second Quarter	0.12	0.06
	Third Quarter	0.12	0.04
	Fourth Quarter	0.06	0.04

Fiscal 2023	First Quarter	0.05	0.04

We became a public company through a share exchange that was affected in October 2008. The first day of public trading of our stock was November 11, 2008. Since our fiscal year end was changed to June 30, public trading of our stock began in the second quarter of fiscal 2009. As of September 30, 2022, there were approximately 1,500 holders of record of our Common Stock. This does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms. The closing price of our common stock on September 23, 2022 was $0.04.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Equity Securities and Use of Proceeds

We sold equity securities during the year ended June 30, 2022 and 2021 as follows:

In July 2021, we issued 12,071,785 shares of common stock at a selling price of $0.065 per share and 12,071,785 of warrants, exercisable at $0.09 to various entities and individuals for net proceeds of $785,000. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public. No sales commissions or other remuneration was paid in connection with this issuance.

In June 2021, we issued 11,269,538 shares of common stock at a selling price of $0.065 per share and 11,269,538 of warrants, exercisable at $0.09 to various entities and individuals for net proceeds of $728,000. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public. No sales commissions or other remuneration was paid in connection with this issuance.

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

We have developed, patented, and commercialized proprietary technology that can be used for processing of various industrial and consumer-oriented fluids. Our patented Nano Reactor® is the critical components of the CTi Nano Neutralization® System which has been shown to reduce operating costs and increase yields in processing oils and fats. CTi holds and applied for numerous patents covering technology and various processes in US and Internationally, covering vegetable and crude oil refining, processed and frac water treatment, algae oil extraction, and alcoholic beverage enhancement. During our Fiscal 2022, we have continuously worked on developing additional technologies and products related to low pressure nano reactor (LPN™). LPN™ is designed to become a highly efficient mixer and homogenizer. We believe that LPN™ has a great commercial utilization opportunity by providing efficient and cost-effective solution in multiple fluid processing industries. LPN™ has a number of advantages over current mechanically operated mixers and homogenizers. Industrial application of our technology in produced and frac water treatment system, LPN™ along with our proprietary chemical formulations have depicted measurable and quantifiable advantages over industry standard processes and equipment. Additionally, our miniature low pressure nano reactor MLPN has become an integral part of Barmuze®, a small home appliance device for enhancing taste and extracting unwanted impurities typically present in alcoholic beverages.

During the year ended June 30, 2022, we recorded revenue of $1,665,000 and net loss of $619,000, respectively.

Inflation and potential recession

We are, and our suppliers are experiencing significant broad-based inflation of manufacturing and distribution costs as well as transportation challenges, partially as a result of the pandemic. Although we do not believe that inflation has had a material effect on our business, financial condition or results of operations, it may in the future. We are monitoring cost structures and evaluating to what extent any such costs can be passed on to customers, taking into account the overall impact of increasing inflation and interest rate pressures on consumers. We expect input cost inflation to continue at least throughout 2022. If we are unable to successfully manage the effects of inflation, our business, operating results, cash flows and financial condition may be adversely affected. Additionally, there have been various economic indicators that the United States economy may be entering a recession in upcoming quarters. An economic recession could potentially impact the general business environment and the capital markets, which may have a material negative impact on our financial results.

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

During the year ended June 30, 2022, we incurred net loss of $619,000 and used cash in operating activities of $484,000. As of June 30, 2022, we have a working capital deficiency of $30,000 and a stockholders’ surplus of $1,110,000.

Management’s plan is to generate income from operations by licensing our technology globally through Desmet Ballestra Group (Desmet), agreements with EnviroWaterTek and Alchemy Beverages, Inc. In October 2018, we signed a three-year global R and D, Marketing and Technology License Agreement with Desmet for the sale and licensing of our Nano Reactor® and Nano Neutralization® Systems. This agreement is a continuation of the original agreement we signed with Desmet in May 2012. As part of the agreement, Desmet is also obligated to provide us with monthly advances of $40,000 to be applied against the sale of reactors. During the year ended June 30, 2022, advances received from Desmet amounted to $300,000 and together with previous period advances of $727,000, were recorded as revenues totaling $1,027,000. These funds service operational expenses on monthly basis.

Our agreement with Enviro WaterTek signed in March of 2019, has generated sales of LPN™’s and recurring revenue stream in our fiscal 2022, resulting in aggregate revenue of $46,000

There was no revenue produced in relationship to our agreement with Alchemy Beverages, Inc.

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

Equity Method Investment

The Company accounts for investments in entities in which the Company has significant influence over the entity’s financial and operating policies, but does not control, using the equity method of accounting. The equity method investments are initially recorded at cost, and subsequently increased for capital contributions and allocations of net income, and decreased for capital distributions and allocations of net loss. Equity in net income (loss) from the equity method investment is allocated based on the Company’s economic interest. The Company assesses its investment in equity method investments for recoverability, and if it is determined that a loss in value of the investment is other than temporary, the Company writes down the investment to its fair value. The Company does not believe that the value of its equity method investment was impaired as of June 30, 2022.

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

Results of Operations

Below is summary comparing fiscal 2022 and fiscal 2021.

	For the Years Ended
	June 30,
	2022	2021	$ Change	% Change

Revenue	$1,619,000	$537,000	$1,082,000	201%
Revenue-related party	46,000	21,000	25,000	119%
Cost of revenue	(41,000)	(20,000)	(21,000)	105%
Gross profit	1,624,000	538,000	1,086,000	202%

General and administrative expenses	1,728,000	1,264,000	464,000	36%
Impairment of equipment	178,000	–	178,000	100%
Research and development expenses	17,000	21,000	(4,000)	(19)%
Total operating expenses	1,923,000	1,285,000	638,000	50%

Income (loss/) from operations	(299,000)	(747,000)	448,000	68%

Gain on forgiveness of PPP Loan	104,000	104,000	–	-%
Loss on settlement of liabilities	(371,000)	–	(371,000)	(100)%
Loss from equity method investment	(48,000)	–	26,000	100%
Interest expense	(5,000)	(6,000)	1,000	17%
Net income (loss)	$(619,000)	$(649,000)	$115,000	(18)%

Revenue

During the year ended June 30, 2022, revenue increased by $1,107,000 to $1,665,000 and it was derived primarily from the sales of our Nano Reactor® and CTi Nano Neutralization Systems to Desmet of $592,000 and share in gross profit of $1,027,000. In addition, the Company also recorded an aggregate revenue of $46,000 from the sale of LPN™ and water processing to Enviro Watertek, LLC.

During the year ended June 30, 2021, our revenue was $558,000 and it was derived from the sale of our Nano Reactor® and CTi Nano Neutralization Systems to Desmet of $541,000, in addition, we recorded an aggregate revenue of $17,000 from the sale of LPN™ and water processing usage fee to Enviro Watertek, LLC.

Operating Expenses

Operating expenses for fiscal 2022 amounted to $1,923,000 versus $1,285,000 in fiscal 2021, an increase of $638,000 or 50%. The increase in operating expenses was attributed to an increase in advertising expenses of $95,000, an impairment charge of $178,000 on equipment, an increase in consulting fees of $99,000, an increase in legal fees of $54,000, non-cash stock based compensation expense of $352,000, with major expense categories being salaries and payroll taxes of approximately $744,000, legal and professional fees of approximately $198,000, marketing services of $107,000. Research and development (R&D) expense was $17,000 and $21,000 for the fiscal years ended June 30, 2022 and 2021.

Operating expenses for fiscal 2021 amounted to $1,285,000 versus $1,487,000 in fiscal 2020, a decrease of $195,000 or 14%. The decrease in operating expenses was attributed to lower legal fees, office and stock compensation expense compared to fiscal 2020, and amendment of certain stock warrants issued in prior period. Non-cash expense items such as amortization and depreciation expense of $18,000, primarily amounted to a small proportion of operating expenses, with major expense categories being salaries and payroll taxes of approximately $629,000, legal and professional fees of approximately $126,000, for travel, insurance and marketing services combined $156,000. Research and development (R&D) expense was $21,000 compared to $18,000 the same as in the year ended June 30, 2020.

Net Loss

Our reporting net loss in fiscal 2022 was $619,000 compared to $649,000 in fiscal 2021.

Liquidity and Capital Resources

Our cash balance at June 30, 2022 was $441,000, a decrease of $922,000 compared to $1,363,000 at June 30, 2021.

For the year ended June 30, 2022 cash used in operating activities was $484,000, cash used in investing activities was $1,223,000, and cash generated from financing activities was $785,000.

For the year ended June 30, 2021 cash provided by operating activities was $250,000, cash used in investing activities was $128,000, and cash provided by financing activities was $982,000.

Going concern

During the year ended June 30, 2022, we incurred a net loss of $619,000 and used cash in operating activities of $484,000. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2022 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

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
Los Angeles, CA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cavitation Technologies, Inc. (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments.  The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinion on the critical audit matters or on the accounts or disclosures to which they relates.

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

Accounting for Equity Method Investment

As described in Note 3 to the consolidated financial statements, in 2019, the Company and Delaware Water Company (Delaware) formed a limited liability company called Enviro WaterTek (“Enviro”) owned 50% by the Company and 50% by Delaware. In September 2021, the Company and Delaware entered into a separate agreement under Enviro for a specific project (referred to as “Ameredev”). Under the separate agreement, the Company contributed $1.2 million, and receives usage fees from Ameredev, as defined, with the balance of net income (loss) from Ameredev allocated 70% to Delaware and 30% to the Company. The Company accounts for its investment in Enviro Ameredev using the equity method of accounting based on its determination that it does not hold an absolute controlling financial interest but has the ability to exercise significant influence over the operating and financial policies of Enviro Ameredev.

We identified the accounting for the equity method investment as a critical audit matter because of the significance of the equity method investment to the Company’s financial statements, and the judgments made by management when assessing the results of the operations of the equity method investment. This required an increased extent of effort, and the high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating the reasonableness of managements assumptions used for recording the equity method investment.

Our primary audit procedures related to the accounting for equity method investment included the following, among others:

•	We obtained and read the executed Enviro Ameredev agreements to evaluate the accuracy and completeness of the terms used in management’s assessment that the Company does not control but has significant influence over Enviro Ameredev.
•	We evaluated the equity method investment and income from equity method investment by testing transactions related to the equity method investment, such as contributions, distributions, and the allocation of net income (loss).

We have served as the Company’s auditor since 2013.

/s/ Weinberg & Company, P.A.

Los Angeles, California
October 13, 2022

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,2022	June 30, 2021
ASSETS

Current assets:
Cash and cash equivalents	$441,000	$1,363,000
Accounts receivable	1,000	6,000
Inventory	48,000	25,000
Prepaid expenses	38,000	–
Total current assets	528,000	1,394,000

Property and equipment, net	4,000	182,000
Equity method investment	1,149,000	–
Operating lease right-of-use asset	180,000	245,000
Other assets	10,000	10,000
Total assets	$1,871,000	$1,831,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$135,000	$342,000
Accrued payroll and payroll taxes – related parties	280,000	667,000
Related party payable	–	1,000
Customer advances	80,000	727,000
Operating lease liability, current portion	63,000	58,000
Total current liabilities	558,000	1,795,000

Notes payable, non-current	150,000	254,000
Operating lease liability, non-current portion	127,000	193,000
Total liabilities	835,000	2,242,000

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and 2021, respectively	–	–
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 276,698,831 and 208,267,444 shares issued and outstanding as June 30, 2022 and 2021, respectively	277,000	208,000
Additional paid-in capital	26,005,000	24,008,000
Accumulated deficit	(25,246,000)	(24,627,000)
Total stockholders' equity (deficit)	1,036,000	(411,000)
Total liabilities and stockholders' equity (deficit)	$1,871,000	$1,831,000

See accompanying notes to the consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,
	2022	2021

Revenue	$1,619,000	$537,000
Revenue - related party	46,000	21,000
Cost of revenue	(41,000)	(20,000)
Gross profit	1,624,000	538,000

General and administrative expenses	1,728,000	1,264,000
Impairment of equipment	178,000	–
Research and development expenses	17,000	21,000
Total operating expenses	1,923,000	1,285,000

Loss from operations	(299,000)	(747,000)

Other Income (Expense)
Gain on forgiveness of PPP Loan	104,000	104,000
Loss on settlement of liabilities	(371,000)	–
Loss from equity method investment	(48,000)	–
Interest expense	(5,000)	(6,000)
Other, net	(320,000)	98,000

Net loss	$(619,000)	$(649,000)

Net loss per share,
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding,
Basic and diluted	248,736,262	197,224,988

See accompanying notes to the consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED JUNE 30, 2022 AND 2021

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2020	196,997,906	$197,000	$23,291,000	$(23,978,000)	$(490,000)
Common stock issued for cash	11,269,538	11,000	717,000	–	728,000
Net loss	–	–	–	(649,000)	(649,000)
Balance at June 30, 2021	208,267,444	208,000	24,008,000	(24,627,000)	(411,000)
Common stock issued for cash	12,071,785	12,000	773,000	–	785,000
Cashless exercise of warrants	33,715,228	34,000	(34,000)	–	–
Cashless exercise of options	6,181,818	6,000	(6,000)	–	–
Fair value of warrants granted for services	–	–	40,000	–	40,000
Fair value of common stock issued upon exercise of warrants and options	778,609	1,000	86,000		87,000
Fair value of common stock issued for services	4,500,000	5,000	220,000	–	225,000
Fair value of common stock issued to settle liabilities	11,183,947	11,000	918,000	–	929,000
Net loss	–	–	–	(619,000)	(619,000)
Balance at June 30, 2022	276,698,831	$277,000	$26,005,000	$(25,246,000)	$1,036,000

See accompanying notes to the consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2022	2021
Operating activities:
Net loss	$(619,000)	$(649,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	–	22,000
Fair value of common stock issued upon exercise of warrants and options	87,000	–
Fair value of warrants granted for services	40,000	–
Fair value of common stock issued for services	225,000	–
Gain on forgiveness of PPP note payable	(104,000)	(104,000)
Loss on settlement of liabilities	371,000	–
Impairment of equipment	178,000	–
Loss from equity method investment	48,000	–
Distribution from equity method investment	26,000	–
Effect of changes in:	–	–
Accounts receivable	5,000	98,000
Inventory	(23,000)	22,000
Prepaid expenses	(38,000)	–
Operating lease right-of-use assets	65,000	63,000
Accounts payable and accrued expenses	(3,000)	26,000
Accrued payroll and payroll taxes – related parties	(33,000)	(26,000)
Related party payable	(1,000)	–
Customer advances	(647,000)	359,000
Operating lease liabilities	(61,000)	(61,000)
Net cash used in operating activities	(484,000)	(250,000)

Investing activities:
Capital contribution to equity investment	(1,223,000)	–
Purchase of property and equipment	–	(128,000)
Cash used in investing activities	(1,223,000)	(128,000)

Financing activities:
Proceeds from notes payable	–	254,000
Proceeds from sale of common stock	785,000	728,000
Cash generated from financing activities	785,000	982,000

Net increase in cash and cash equivalents	(922,000)	604,000

Cash and cash equivalents, beginning of period	1,363,000	759,000
Cash and cash equivalents, end of period	$441,000	$1,363,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental disclosures of cash flow information:
Liabilities settled with common stock	$558,000	$–

See accompanying notes to the consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2022 AND 2021

Note 1 – Organization and Summary of Significant Accounting Policies

Cavitation Technologies, Inc. (“the Company,” “CTi,” “we,” “us,” and “our”) is a Nevada corporation originally incorporated in January 2007 under the name Bio Energy, Inc. The Company has developed, patented, and commercialized proprietary technology used in our Nano Reactor® and LPN™ liquid processing applications.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in accompanying consolidated financial statements, during the year ended June 30, 2022, the Company incurred a net loss of $619,000 and used cash in operating activities of $484,000. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from an inability of the Company to continue as a going concern.

As of June 30, 2022, the Company has cash in the amount of $441,000. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management’s plan is to increase revenues by continuing to license its technology globally. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect.

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

Covid-19

During the year ended June 30, 2022, the COVID-19 pandemic did not have a material net impact on our operating results. The Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

As of June 30, 2022, the Company has been following the recommendations of local health authorities to minimize exposure risk for its employees, including having employees work remotely and utilizing electronic submission of invoices and payments.

Principles of Consolidation

The consolidated financial statements include the accounts of Cavitation Technologies, Inc. and its wholly owned subsidiary Hydrodynamic Technology, Inc. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates include estimates for reserves for inventory obsolescence, valuation of our equity method investments, assumptions used in valuing our stock options, stock warrants and common stock issued for services and valuation allowance for our deferred tax asset, among other items. Actual results could differ from these estimates.

Revenue Recognition

The Company follows the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients. Revenue from sale of our Nano Reactors is recognized when products are shipped from our manufacturing facilities as this is our sole performance obligation under these contracts and we have no continuing obligation to the customer. The Company also recognizes revenue from its share of gross profit to be earned from distributors, as defined, which we treat as variable consideration and recognize using the most likely amount method. Estimates are available from our distributor which are considered in the determination of the most likely amount. However, given the lack of control over the sale to the end customer and the lack of history of prior sales, the amount of gross profit revenue recognized is limited to the actual amount of cash received under the contract which the Company has determined is not refundable and that a significant future reversal of cumulative revenue under the contract will not occur. In addition, the Company also recognizes revenues from usage fees of certain reactors. Usage fees are recognized based on actual usage by the customer.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2022 and 2021, the Company had no cash equivalents.

The Company maintains its cash with one domestic financial institution. From time to time, cash balances in this domestic bank may exceed federally insured limits provided by the Federal Deposit Insurance Corporation (“FDIC”) of up to $250,000.

As of June 30, 2022, and 2021, Company had deposits in excess of federally insured limit with one bank. The Company believes that no significant concentration of credit risk exists with respect to this cash balances because of its assessment of the creditworthiness and financial viability of this financial institution.

Accounts Receivable

Accounts receivable are generally recorded at the invoiced amounts net of an allowance for expected losses. The Company evaluates the collectability of our trade accounts receivable based on a number of factors. In circumstances where it becomes aware of a specific customer’s inability to meet its financial obligations to us, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount that management believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due trade accounts receivable outstanding. At June 30, 2022 and 2021, the Company had no reserve recorded for uncollectible accounts receivable.

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

Equity Method Investment

The Company accounts for investments in entities in which the Company has significant influence over the entity’s financial and operating policies, but does not control, using the equity method of accounting. The equity method investments are initially recorded at cost, and subsequently increased for capital contributions and allocations of net income, and decreased for capital distributions and allocations of net loss. Equity in net income (loss) from the equity method investment is allocated based on the Company’s economic interest. Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If it is determined that a loss in value of the equity method investment is other than temporary, an impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods, and available information at the time the analysis is prepared. The Company does not believe that the value of its equity method investment was impaired as of June 30, 2022.

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

Leases

The Company accounts for its leases in accordance with the guidance of FASB ASC 842, Leases. The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments (see Note 3).

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

As of June 30, 2022, and 2021, the carrying value of certain accounts such as accounts receivable, inventory, accounts payable, accrued expenses and accrued payroll approximates their fair value due to the short-term nature of such instruments.

Share-Based Compensation

We periodically issue stock options, warrants and common stock to employees and non-employees for services and capital raising transactions. We account for share-based payments under the guidance of FASB ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. We estimate the fair value of stock option and warrant awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in our Statements of Operations. We estimate the fair value of restricted stock awards to employees and directors using the market price of our common stock on the date of grant, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in our Statements of Operations. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services.

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

Advertising Costs

Advertising costs, including marketing expense, incurred in the normal course of operations are expensed as incurred. Advertising expenses amounted to $106,000 and $12,000 for the years ended June 30, 2022 and 2021 respectively and was reported as part of General and administrative expenses in the accompanying Consolidated Statements of Operations.

Research and Development Costs

Research and development expenses relate primarily to the development, design, testing of preproduction prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development costs recorded during the years ended June 30, 2022 and 2021 amounted to $17,000 and $21,000, respectively.

Warranty Policy

The Company provides a limited warranty with every set of reactors sold, typically 2 to 5 years. The Company has not experienced significant claims under its warranty policy, and management determined no accrual for warranty reserve was necessary at June 30, 2022 and 2021.

Net (Loss) Per Share

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

The following table sets forth the computation of basic and diluted loss per common share.

	June 30,
	2022	2021

Net loss	$(619,000)	$(649,000)

Weighted average common shares – basic	248,736,262	197,224,988
Dilutive effect of outstanding stock options and warrants	–	–
Weighted average shares – diluted	248,736,262	197,224,988

Net loss per common share:
Basic and Diluted	$(0.00)	$(0.00)

There were no adjustments to net income (loss) required for purposes of computing diluted earnings per share. At June 30, 2022 and 2021, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of its diluted earnings per share, as their effect would have been anti-dilutive.

	June 30, 2022	June 30, 2021
Options	1,250,000	11,000,000
Warrants	61,427,834	98,966,049

Concentrations

During the year ended June 30, 2022, we recorded 97% of our revenue from Desmet Ballestra (Desmet) and 3% from Enviro Watertek, LLC (EW) (see Note 2).

During the year ended June 30, 2021, we recorded 96% of our revenue from Desmet and 3% from EW (see Note 2).

At June 30, 2022 and 2021, 100% of accounts receivable were due from EW.

Segment

As of June 30, 2022, the Company operated one reportable business segment. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning July 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

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

During the year ended June 30, 2022, the Company recorded sales of $592,000 from Nano Reactor® sales from Desmet, and $1,027,000 from gross profit share for a total revenue of $1,619,000 from Desmet.

During the year ended June 30, 2021, the Company recorded sales of $346,000 from Nano Reactor® sales and $191,000 from gross profit share for a total revenue of $537,000 from Desmet.

As of June 30, 2022, advances received from Desmet related to future sales of reactors amounted to $80,000. At June 30, 2022, there were no advances received from Desmet related to the Company’s future gross profit share. At June 30, 2021, advances received from Desmet related to the Company’s future gross profit share amounted to $727,000.

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

During the year ended June 30, 2022, the Company recorded total revenues from Ameredev of $46,000, made up of $32,000 from the sale of reactors, and $13,000 from usage fees. During the year ended June 30, 2022, the Company recognized a loss of $48,000 related to the equity method investment.

During the year ended June 30, 2021, the Company recorded revenues of $21,000 from the usage fee. During the year ended June 30, 2021, there was no income or loss recognized for the equity method investment.

The following table summarizes the activity of the Company’s equity method investment:

June 30, 2022
Balance at beginning of period	$–
Contributions to equity method investment	1,223,000
Loss from equity method investment	(48,000)
Distribution from equity method investment	(26,000)
Balance at end of period	$1,149,000

A summarized balance sheet as of June 30, 2022, for Ameredev, and a summarized statement of operations for the year ended June 30, 2022, for Ameredev is presented below:

Balance Sheet:

Amount
Cash	$11,000
Property and equipment	$1,223,000
Total assets	$1,234,000

Accounts payable	$43,000
Partners equity	$1,191,000
Total liabilities and equity	$1,234,000

Income Statement:

Amount
Revenue	$165,000
Usage fees paid to Cavitation and Delaware	(41,000)
Operating expenses	(282,000)
Net loss	$(158,000)

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	June 30,	June 30,
	2022	2021

Lease costs:
Operating lease (included in general and administrative in the Company’s consolidated statement of operations)	$78,000	$74,000

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$72,000	$71,000

Weighted average remaining lease term – operating leases (in years)	2.6	3.6
Average discount rate – operating leases	4%	4%

The supplemental balance sheet information related to leases for the period is as follows:
Long-term right-of-use assets	$180,000	$245,000

Short-term operating lease liabilities	$63,000	$58,000
Long-term operating lease liabilities	127,000	193,000
Total operating lease liabilities	$190,000	$251,000

Supplemental cash flow information related to the lease liabilities are as follows:

Operating
Year Ending June 30:	Lease
2023	$75,000
2024	78,000
2025	47,000
Total lease payments	200,000
Less: Imputed interest/present value	(10,000)
Present value of lease liabilities	$190,000

Note 5 - Property and Equipment

Property and equipment consist of the following as of June 30, 2022 and 2021:

	June 30,	June 30,
	2022	2021

Leasehold improvement	$2,000	$2,000
Furniture	27,000	27,000
Office equipment	2,000	2,000
Equipment	306,000	484,000
Systems	187,000	187,000
	524,000	702,000
Less: accumulated depreciation and amortization	(520,000)	(520,000)
Property and equipment, net	$4,000	$182,000

Depreciation expense for the years ended June 30, 2022 and 2021 amounted to $0 and $22,000, respectively and was recorded as part of General and Administrative expenses in the accompanying Consolidated Statements of Operations.

In June 2022, the Company determined to cease further development and construction of certain testing equipment and a result, the Company write-down certain capitalized equipment costs of $178,000 that we considered abandoned. For the year ended June 30, 2021, the Company did not recognize any impairment for its property and equipment.

Note 6 – Related Party Transactions

At June 30, 2021, accrued salaries and estimated payroll taxes due to current and former officers of the Company totaled $667,000. During the year ended June 30, 2022, the Company paid $27,000 of accrued payroll expenses, reduced estimated payroll taxes by $44,000, and transferred $316,000 to an unrelated party, which was subsequently settled through the issuance of 6,855,700 shares of common stock (see Note 8). As of June 30, 2022, outstanding balance of accrued payroll and payroll taxes-related parties totaled $280,000.

Note 7 – Notes Payable

	June 30,	June 30,
	2022	2021

A. Note Payable - PPP#1	$–	$–
B. Note Payable - PPP#2	–	104,000
C. Note Payable - EIDL	150,000	150,000
Total	$150,000	$254,000

A.	On April 16, 2020, the Company was granted a loan for $104,000 (PPP #1) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “Cares Act”). PPP #1 loan was scheduled to mature in April 2022 had a 1% per annum interest rate, and was subject to the terms and conditions applicable to loans administered by the Small Business Administration (“SBA”) under the CARES Act. The Company applied ASC 470, Debt, to account for PPP #1 loan. In May, 2021, the SBA approved the forgiveness of PPP #1 loan of $104,000, and we recognized a gain on extinguishment of PPP #1 loan of $104,000 during the year ended June 30, 2021.

B.	On March 26, 2021, the Company was granted a of $104,000 (PPP #2) pursuant to the PPP that was scheduled to mature in March 2026. PPP #2 loan had an interest rate of 1% per annum, was unsecured, and guaranteed by the Small Business Administration (the “SBA”). In July 2021, the SBA approved the forgiveness of PPP #2 loan of $104,000, and we recognized a gain on extinguishment of PPP #2 loan of $104,000 during the year ended June 30, 2022.

C.	In July 2020, the Company received a loan of $150,000 from the SBA under its Economic Injury Disaster Loan (EIDL) assistance program. The EIDL loan is payable over 30 years, bears interest at a rate of 3.75% per annum and secured by all tangible and intangible property of the Company. The Company was in compliance with the terms of the EIDL loan as of June 30, 2021. As of June 30, 2022 and 2021, the outstanding balance of the note payable was $150,000, respectively.

Note 8 - Stockholders’ Deficit

Preferred Stock

On March 17, 2009, the Company filed an Amended and Restated Articles of Incorporation and created two new series of preferred stock, the first of which is designated Series A Preferred Stock and the second of which is designated as Series B Preferred Stock. The total number of shares of Common Stock which this corporation has authority to issue is 1,000,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock of which 5,000,000 shares are designated as Series A Preferred Stock, and 5,000,000 shares are designated as Series B Preferred Stock, with the rights, preferences and privileges of the Series B Preferred Stock to be designated by the Board of Directors. Each share of Common Stock and Preferred Stock has a par value of $0.001. As of June 30, 2022, and 2021, there are no shares of Series A or Series B Preferred Stock issued and outstanding.

Common Stock

Year Ending June 30, 2022

During the year ended June 30, 2022, the Company issued 12,071,785 shares of common stock and 12,071,785 fully vested warrant to purchase common stock over a period of 5 years with an exercise price of $0.09 per share in exchange for net cash proceeds of $785,000.

During the year ended June 30, 2022, the Company issued 34,407,709 shares of common stock to warrant holders who exercised their 50,110,000 warrants on a cashless basis.

During the year ended June 30, 2022, the Company issued 6,267,946 shares of common stock to option holders who exercised their 8,500,000 options on a cashless basis.

The Company issued an additional 778,609 with a fair value of $87,000 to the warrant and option holders who exercised their cashless exercise options above. These shares of common stock were valued based on the closing price of the Company’s common stock on the date the shares were issued.

During the year ended June 30, 2022, the Company issued 500,000 shares of common stock valued at $25,000 for services rendered. These shares of common stock were valued based on the closing price of the Company’s common stock on the date the Company entered into the agreement related to the issuance.

On June 16, 2022, the company granted an executive officer 4,000,000 shares of common stock as part of the officer's compensation valued at $200,000. These shares of common stock were valued based on the closing price of the Company’s common stock on the date the Company entered into the agreement related to the issuance.

During the year ended June 30, 2022, the Company issued 6,855,700 shares of common stock with a fair value of $718,000 to settle $316,000 of liabilities related to former accrued payroll (see Note 6) and $31,000 of additional liabilities. A loss on settlement of $371,000 was recognized. In addition, during the year ended June 30, 2022, the Company issued 4,331,260 shares of common stock with a fair value of valued at $211,000 to settle outstanding liabilities of $211,000, with no gain or recognized. These shares of common stock were valued based on the closing price of the Company’s common stock on the date the Company entered into the agreements related to such issuance.

Year Ending June 30, 2021

During the year ended June 30, 2021, the Company issued 11,269,538 shares of common stock and 11,269,538 fully vested warrants to purchase common stock over a period of five years with an exercise price of $0.09 per share in exchange for net cash proceeds of $728,000.

Stock Options

The Company has not adopted a formal stock option plan. However, it has assumed outstanding stock options resulting from the acquisition of its wholly owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non-plan grants. A summary of the stock option activity from June 30, 2022 and 2021 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at June 30, 2020	11,000,000	$0.03	6.07
- Granted	–	–	–
- Forfeited	–	–	–
- Exercised	–	–	–
- Expired	–	–	–
Outstanding at June 30, 2021	11,000,000	$0.03	6.07
- Granted	–	–	–
- Forfeited	–	–	–
- Exercised	(8,500,000)	0.03	6.07
- Expired	(1,250,000)	0.03	0.67
Outstanding at June 30, 2022	1,250,000	$0.03	0.43

As of June 30, 2022, all outstanding options were fully vested and exercisable. The intrinsic value of the outstanding options as of June 30, 2022 was $25,000. The following table summarizes additional information concerning options outstanding and exercisable at June 30, 2022.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.03	1,250,000	0.87	$0.03	1,250,000	0.87
	1,250,000			1,250,000

Warrants

A summary of the Company’s warrant activity and related information from as of June 30, 2022 and 2021 is as follows.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
Warrants		Price	(Years)

Outstanding at June 30, 2020	87,696,511	$0.07	5.64
Granted	11,269,538	0.09	5.00
Exercised	–
Expired	–
Outstanding at June 30, 2021	98,966,049	0.07	4.49
Granted	12,571,785	0.09	5.00
Exercised	(50,110,000)
Expired	–
Outstanding at June 30, 2022	61,427,834	$0.09	2.81

As of June 30, 2022, all outstanding warrants were fully vested and exercisable. The intrinsic value of the outstanding warrants as of June 30, 2022 was $216,000. The following table summarizes additional information concerning warrants outstanding and exercisable at June 30, 2022.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.03 - $0.05	18,626,518	2.63	$0.04	18,626,518	$0.04
$0.08 - $0.12	42,801,316	2.89	$0.10	42,801,316	$0.10
	61,427,834			61,427,834

Year Ending June 30, 2022

During the year ended June 30, 2022, the Company granted warrants to purchase 12,071,785 shares of common stock in relation to the issuance of common stock (see Common Stock above).

On August 1, 2021, the Company granted a service provider a warrant exercisable for 500,000 shares of common stock at an exercise price of $0.09 per share, these warrants were valued at $40,000.

The fair value of the warrant awards was estimated using the Black-Scholes method based on the following weighted-average assumptions:

June 30,
2021

Risk-free interest rate	0.66%
Contractual terms (years)	5 years
Expected volatility	258%
Expected dividend yield	0%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the warrants; the contractual terms represents full contractual term the warrants; expected volatility is based upon historical volatility of the Company’s common stock; and the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future.

Year Ending June 30, 2021

During the year ended June 30, 2021, the Company granted warrants to purchase 11,269,538 shares of common stock in relation to the issuance of common stock (see Common Stock above).

Note 9 - Income Taxes

For the year ended June 30, 2022, the Company recorded no provision for income taxes due to the Company’s taxable net loss position. For the year ended June 30, 2021, the Company recorded no provision for income taxes due to available Federal and State net operating loss (NOL) carryforwards that are available to reduce taxable income.

A reconciliation of the effective income tax to statutory US federal income tax is as follows:

	June 30,	June 30,
	2022	2021
Federal statutory rate	(21)%	(21)%
State income taxes, net of Federal benefit	(7)%	(7)%
Valuation allowance	28%	28%
Income tax provision	–	–

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The components of deferred tax assets are presented below.

At June 30, 2022, the Company had available Federal NOL carryforwards of approximately $10.5 million that are available to reduce future taxable income. The Federal NOL carry forward expires through 2037. The NOLs are subject to statutory limitations under Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carry forwards.

During the year ended June 30, 2022 and 2021, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards due to recurring operating losses. Based on their valuation, the Company determined that the net deferred tax assets, do not meet the requirements to realize, and as such, the Company has provided a full valuation allowance against them.

At June 30, 2022 and 2021, significant component of the Company’s deferred tax assets and liabilities are as follows:

	June 30,	June 30,
	2022	2021
Net Operating loss carryforwards	$3,063,000	$2,758,000
Stock compensation expense	938,000	840,000
Total net deferred tax assets	4,001,000	3,598,000
Less valuation discount	(4,001,000)	(3,598,000)
Net deferred tax assets	$–	$–

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

Note 10 – Commitments and Contingencies

Royalty Agreements

On July 1, 2008, the Company’s wholly owned subsidiary entered into Patent Assignment Agreements with two parties, its President as well as its former Chief Executive Officer (CEO) and current Technology Senior Manager, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and former CEO/ current Technology Senior Manager have been assigned to the Company. In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of the President and former CEO/ current Technology Senior Manager for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010. The Company’s former CEO/ current Technology Senior Manager and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2022 and 2021.

On April 30, 2008 (as amended November 22, 2010), the Company’s wholly owned subsidiary entered into an employment agreement with the Director of Chemical and Analytical Department (the “Inventor”) providing that the Inventor shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of June 30, 2022, and 2022 no patents have been granted in which this person is the legally named inventor.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of June 30, 2022.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal controls and procedures, (as defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the year ended June 30, 2021. Management conducted as assessment of our internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Our management concluded that as of June 30, 2022, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of June 30, 2022:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Person	Age	Position

Igor Gorodnitsky	62	President, PEO, Secretary and Director
Naum Voloshin	59	Principal Accounting Officer
James Fuller	82	Director
Jerry Bailey PhD	82	Director

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

Naum Voloshin. Mr. Voloshin has over 30 years of experience in investment banking, business operations and marketing. Prior to joining CTi, Mr. Voloshin has worked for several developmental stage companies in US, Europe and Asia. The scope of his duties was to provide management, financial reporting, funding, and marketing expertise.

Jerry Bailey PhD. Mr. Bailey has over 50 years of experience in the international petroleum industry. He is a former President of Exxon - Arabian Gulf and prior to that, served in various operating capacities for major oil producers throughout the Middle East and in the U.S. onshore and offshore sectors. Dr. Bailey is currently the Chairman of Bailey Petroleum, LLC, a consulting firm for major oil and gas exploration and development corporations. In addition, during his extensive career, Dr. Bailey has served in a variety of C-Suite and Board capacities for several oil & gas enterprises. Dr. Bailey holds a BS Degree in Chemical Engineering from the University of Houston, an MS Degree in Chemical Engineering from the New Jersey Institute of Technology, a PhD Degree from Columbia Pacific University and is a graduate of Engineering Doctoral Studies from Lamar University.

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

ITEM 11. Executive Compensation.

Summary Compensation Table

The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the years ended June 30, 2022 and 2021 by our “named executive officers,” consisting of (i) each individual serving as principal executive officer, and (ii) our Chief Financial Officer/Chief Operating Officer, our other executive officer.

	Year	Salary	Bonus	Stock Awards (1)	Warrant Awards	Non-Equity Incentive Plan Compen- sation	Changes in Pension Value and Non-Qualified Deferred Compen- sation	All Other Compen- sation	Totals
Igor Gorodnitsky	2022	$187,933	$–	$–	$–	$–	$–	$–	$187,933
President, Principal Executive Officer	2021	$173,800	$–	$–	$–	$–	$–	$–	$173,800

Naum Voloshin	2022	$207,746	$–	$200,000	$–	$–	$–	$–	$407,746
Principal Accounting Officer	2021	$173,800	$–	$–	$–	$–	$–	$–	$173,800

Outstanding Equity Awards at Fiscal Year-End

The table below reflects all outstanding equity awards made to each of the named executive officers that are outstanding as of June 30, 2022

	Restricted Stock Awards
Name	Restricted Stock grant date	Number of securities Underlying Restricted Stock Awards # Exercisable	Number of securities Underlying Restricted Stock Awards # Unexercisable	Restricted Stock Awards Grant Price
Naum Voloshin	6/21/2022	4,000,000	–	0.05
Principal Accounting Officer

The fair value of each restricted stock grant is the market value of the stock on the grant date.

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

2022 Director Compensation

The following table sets forth information for the fiscal year ended June 30, 2022 regarding the compensation of our directors who at June 30, 2022 were not also named executive officers.

	Fees			Non-equity
	Earned			inventive	Non-qualified
	or paid	Stock	Option	plan	deferred	All other
	in cash	Awards	Awards	compensation	compensation	compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)

James Fuller (1)	$–	$–	$–	$–	$–	$–	$–
Jerry Bailey	$–	$–	$–	$–	$–	$–	$–

As of June 30, 2022, the following table sets forth the number of aggregate outstanding option awards held by each of our directors who were not also named executive officers:

Aggregate
Number of
Name	Option Awards
–

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding the beneficial ownership of our common stock as of September 30, 2022, (the “Evaluation Date”) by: (i) each of our current directors, (ii) each of our named executive officers, and (iii) all such directors and executive officers as a group. We know of no other person or group of affiliated persons who beneficially own more than five percent of our common stock. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 276,698,831 shares outstanding as of the Evaluation Date, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable within 60 days of the Evaluation Date. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

		Amount and
		Nature of
		Beneficial	Percent of
Name of Beneficial Owner		Ownership	Class (1)
Igor Gorodnitsky	(2)	13,927,681	5.0%
President, Principal Executive Officer, Director

James Fuller	(3)	2,837,500	1.0%
Chairman of Audit Committee, Director

Naum Voloshin	(4)	10, 212,390	3.7%
Principal Accounting Officer
Dr. Gerald Bailey	(5)	400,000	*
Director

Directors and Officers		27,377,571	9.8%
(as a group, four individuals)

*	Less than 1%
(1)	Unless otherwise set forth below, the mailing address of Executive Officers, Directors and 5% or greater holders is in care of the Company,
(2)	Consists of 13,927,681 shares of common stock
(3)	Consists of 837,500 shares of common stock and warrants exercisable for 2,000,000[warrant list shows 1,500,000] shares of common stock, all of which re vested
(4)	Consists of 10,212,390 shares of common stock, including 4,000,000 restricted shares granted to Mr. Voloshin on June 21,, 2022.
(5)	Consists of warrants exercisable for 400,000 shares of common stock

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

Accrued Payroll and Payroll Taxes

As of June 30, 2022, and 2021, the Company had accrued unpaid salaries to officers and former officers amounting to $247,000 and $667,000 respectively.

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

ITEM 14.  Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Weinberg & Company, P.A. for the years ended June 30, 2022 and 2021. All fees described below were approved by the Board:

	June 30, 2022	June 30, 2021

Audit Fees and Expenses (1)	$112,000	$99,000
Audit Related Fees (2)	$–	$–
All Other Fees	$15,000	$13,000

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

(2)	The audit related fees were for professional services rendered for additional filing for registration statements and forms with the SEC.

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

3.   Exhibits

The exhibits required by Item 601 of Regulation S-K are included in Item 15(b) below.

(b) - Exhibits.

				Incorporated by Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form	Pd. Ending	Exhibit	Filing Date

3(i)(a)	Articles of Incorporation - original name of Bioenergy, Inc.		SB-2	N/A	3.1	October 19, 2006
3(i)(b)	Articles of Incorporation - Amended and Restated		10-Q	December 31, 2008	3.1	February 17, 2009
3(i)(c)	Articles of Incorporation - Amended and Restated		10-Q	June 30, 2009	3.1	May 14, 2009
3(i)(d)	Articles of Incorporation - Amended; increase in authorized shares		8-K	N/A	N/A	October 29, 2009
3(i)(e)	Articles of Incorporation - Certificate of Amendment; forward split		10-Q	December 31, 2009	3.1	November 16, 2009
10.1	Patent Assignment Agreement between the Company and Roman Gordon dated July 1, 2008.		8-K	June 30, 2009	10.1	May 18, 2010
10.2	Patent Assignment Agreement between the Company and Igor Gorodnitsky dated July 1, 2008.		8-K	June 30, 2009	10.2	May 18, 2010
10.3	Assignment of Patent Assignment Agreement between the Company and Roman Gordon		8-K	June 30, 2009	10.3	May 18, 2010
10.4	Assignment of Patent Assignment Agreement between the Company and Igor Gorodnitsky		8-K	June 30, 2009	10.4	May 18, 2010
10.5	Employment Agreement between the Company and Roman Gordon date March 17, 2008		10K/A	June 30, 2009	10.3	October 20, 2011
10.6	Employment Agreement between the Company and Igor Gorodnitsky dated March 17, 2008		10K/A	June 30, 2009	10.4	October 20, 2011
10.7	Employment Agreement with R.L. Hartshorn dated Sept. 22, 2009		10-Q	December 31, 2011	10.7	February 10, 2012
10.8	Employment and Confidentiality and Invention Assignment Agreement between the Company and Varvara Grichko dated April 30, 2008		10-Q	December 31, 2010	10.3	February 11, 2011

10.9	Board of Director Agreement - James Fuller		10-Q	December 31, 2011	10.12	October 20, 2011
10.1	Technology and License Agreement with Desmet Ballestra dated 14 May 2012		10-K	June 30, 2012	10.1	October 15, 2012
10.11	Convertible Note Payable - Prolific Group LLC - $25,000		10-Q	December 31, 2011	10.4	February 10, 2012
10.12	Convertible Note Payable - Tripod Group LLC - $30,000		10-Q	December 31, 2011	10.41	February 10, 2012
14.1	Code of Business Conduct and Ethics*		10-K	June 30, 2011	14.1	September 28, 2011
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	In accordance with Regulation S-K 406 of the Securities Act of 1934, we undertake to provide to any person without charge, upon request, a copy of our “Code of Business Conduct and Ethics”. A copy may be requested by sending an email to info@cavitationtechnologies.com.

(c) - Financial Statement Schedules

See Item (a) 2 above.

ITEM 16. SUMMARY. FORM 10-K SUMMARY

Not applicable

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	October __, 2022
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	October __, 2022
N. Voloshin	(Principal Financial Officer)

/s/ James Fuller	Audit Committee Chairman,	October __, 2022
James Fuller	Independent Financial Expert

