Form 10-Q
period 2022-09-30
Cavitation Technologies, Inc.
filed 2022-11-14
CIK 1376793

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 11, 2022, the issuer had 276,698,831 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2022	2022
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$367,000	$441,000
Accounts receivable	18,000	1,000
Inventory	48,000	48,000
Prepaid expenses	–	38,000
Total current assets	433,000	528,000

Property and equipment, net	4,000	4,000
Equity method investment	1,131,000	1,149,000
Operating lease right of use asset, net	163,000	180,000
Other assets	10,000	10,000
Total assets	$1,741,000	$1,871,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$139,000	$135,000
Accrued payroll and payroll taxes due to officers	280,000	280,000
Operating lease liability, current portion	63,000	63,000
Advances from distributor	36,000	80,000
Total current liabilities	518,000	558,000

Notes payable, non-current	150,000	150,000
Operating lease liability, non-current portion	110,000	127,000
Total liabilities	778,000	835,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and June 30, 2021, respectively	–	–
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 276,698,831 shares issued and outstanding as of September 30, 2022 and June 30, 2022	277,000	277,000
Additional paid-in capital	26,005,000	26,005,000
Accumulated deficit	(25,319,000)	(25,246,000)
Total stockholders' equity	963,000	1,036,000
Total liabilities and stockholders' equity	$1,741,000	$1,871,000

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	September 30,
	2022	2021

Revenue	$244,000	$551,000
Revenue – related party	17,000	–
Total revenues	261,000	551,000
Cost of revenue	(50,000)	(23,000)
Gross profit	211,000	528,000

General and administrative expenses	265,000	306,000

Income (loss) from operations	(54,000)	222,000

Other income (expense):
Gain on forgiveness of note payable	–	104,000
Loss from equity method investment	(18,000)	–
Interest expense	(1,000)	(2,000)
Total other income (expense)	(19,000)	102,000

Net (loss) income	$(73,000)	$324,000

Net income per share,
Basic and Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding,
Basic and Diluted	276,698,831	218,906,958

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

AS OF SEPTEMBER 30, 2022 AND 2021

	Three Months Ended September 30, 2022 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2022	276,698,831	$277,000	$26,005,000	$(25,246,000)	$1,036,000
Net loss	–	–	–	(73,000)	(73,000)
Balance at September 30, 2022	276,698,831	$277,000	$26,005,000	$(25,319,000)	$963,000

	Three Months Ended September 30, 2021 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2021	208,267,444	$208,000	$24,008,000	$(24,627,000)	$(411,000)
Common stock issued for cash	12,071,785	12,000	773,000	–	785,000
Net income	–	–	–	324,000	324,000
Balance at September 30, 2021	220,339,229	$220,000	$24,781,000	$(24,303,000)	$698,000

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended September 30,
	2022	2021

Operating activities:
Net income (loss)	$(73,000)	$324,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss from equity method investment	18,000	16,000
Gain on forgiveness of note payable	–	(104,000)
Effect of changes in:
Accounts receivable	(17,000)	(477,000)
Inventory	–	22,000
Prepaid expenses	38,000	–
Operating lease right-of-use assets	17,000	–
Accounts payable and accrued expenses	4,000	(13,000)
Advances/distributions from distributor	(44,000)	232,000
Operating lease liability	(17,000)	(16,000)
Net cash (used in) operating activities	(74,000)	(16,000)

Cash flow from investing activities:
Purchase of property and equipment	–	(250,000)
Net cash used in investing activities	–	(250,000)

Cash flow from financing activities:
Proceeds from sale of common stock with warrants	–	785,000
Net cash provided by financing activities	–	785,000

Net increase (decrease) in cash and cash equivalents	(74,000)	519,000

Cash and cash equivalents, beginning of period	441,000	1,363,000
Cash and cash equivalents, end of period	$367,000	$1,882,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three months ended September 30, 2022 and 2021

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") as promulgated in the United States of America ("U.S.") and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three months ended September 30, 2022 are not indicative of the results that may be expected for the fiscal year ending June 30, 2022. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2022 filed on October 13, 2022. The condensed consolidated balance sheet as of September 30, 2022 has been derived from the audited financial statements included in the Form 10-K for that year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplates continuation of the Company as a going concern. During the three months ended September 30, 2022, the Company incurred a loss of $(73,000), used cash in operating activities of $74,000 and at September 30, 2022, the Company had a working capital deficit of $85,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In addition, our independent registered public accounting firm, in their report on our audited financial statements for the fiscal year ended June 30, 2022, raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments that might be necessary if the Company is unable to continue as a going concern.

As of September 30, 2022 we had cash and cash equivalents on hand of $367,000 and are not generating sufficient funds to cover operations. In addition to the cash on hand, management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partners, including the extension or renewal of our existing global R and D, Marketing and Technology License Agreement with Desmet Ballestra Group (Desmet), agreement with Alchemy Beverages, Inc (ABI), and agreement with Enviro Watertek, LLC (EWT).

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

Covid-19

During the three months ended September 30, 2022, the Company believes the COVID-19 pandemic did not materially impact its operating results due to the nature of the Company’s business and its operations. The Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

As of September 30, 2022, the Company has been following the recommendations of local health authorities to minimize exposure risk for its employees, including the temporary closure of its corporate office and having employees work remotely. Most vendors have transitioned to electronic submission of invoices and payments.

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

Revenue from the Company’s share of gross profit to be earned from distributors, as defined, which the Company treated as variable consideration, was recognized using the most likely amount method. Pursuant to the October 2021 agreement with Desmet, the Company is no longer entitled to share of gross profit.

Revenue from usage fees is recognized by the Company based on actual usage by the customer.

The Company provides a limited warranty with every set of reactors sold, typically 2 to 5 years. The Company has not experienced significant claims under its warranty policy, and management determined no accrual for warranty reserve was necessary at September 30, 2022 or June 30, 2021.

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

Management reviews the equity method investment for impairment at least annually or whenever events or circumstances indicate a potential impairment and when circumstances indicate that their carrying values may not be recoverable.

At September 30, 2022, management concluded that there were no impairment indicators. If economic uncertainty increases and/or the global economy worsens, the Company's business, financial condition and results of operations may be sufficiently impacted to result in future impairment charges in the short-term.  Management will continue to monitor the effects that macroeconomic conditions have on its business and operations, and will review impairment indicators to the extent necessary in the upcoming months.

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

As of September 30, 2022, the Company had 1,250,000 stock options and 61,427,834 stock warrants outstanding to purchase shares of common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive.

Concentrations

Cash - cash is deposited in one financial institution. The balances held at this financial institution at times may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits of up to $250,000.

Accounts Receivable – accounts receivable at September 30, 2022 and June 30, 2022, were due from EW (see Note 3).

Accounts Payable and Accrued Expenses – one vendor accounted 100%, and 58% of accounts payable and accrued expenses as of September 30, 2022, respectively. One vendor accounted 88% and 67% of accounts payable and accrued expenses as of June 30, 2022.

Revenues – revenues during the three months period ended September 30, 2022 and 2021, were 93% and 100% of revenues, respectively, were from Desmet

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

On September 30, 2022 and June 30, 2022, the fair values of cash and cash equivalents, accounts receivable, inventory and accounts payable and accrued expenses approximate their carrying values due to their short-term nature.

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

Note 2 - Contracts with Desmet Ballestra Group

In October 2021, the Company executed a three-year agreement with Desmet Ballestra Group (Desmet) that is a continuation of the October 2018 agreement for the sale of the Company’s reactors. In accordance with ASC 606, the Company recognizes revenue from the sale of reactors at the time of shipment of the Nano reactor hardware as shipment is deemed to be the Company’s only performance obligation and the Company had no more continuing obligation other than the reactor’s two-year standard warranty. Desmet pays for such reactors on credit terms and the amount of a sale is recorded as a receivable upon acceptance by Desmet. In addition, Desmet agreed to provide the Company monthly advances of $40,000 through October 1, 2024 to be applied against future sales of reactors.

This agreement replaced an earlier agreement which provided the Company a share of gross profit from the sale of the reactors and also provided the Company monthly advances of $50,000 through October 1, 2021 that was applied against the Company’s gross profit share.

During the three months ended September 30, 2022, the Company recorded total revenue from Desmet of $244,000 from reactor sales.

During the three months ended September 30, 2021, the Company recorded total revenue from Desmet of $551,000, made up of $483,000 from reactor sales and $68,000 from the Company’s share of gross profit.

As of September 30, 2022, advances received from Desmet related to future sales of reactors amounted to $36,000.

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

During the three months ended September 30, 2022, the Company recorded total revenues from Ameredev of $17,000 from usage fees.

Also during the three months ended September 30, 2022, the Company recognized a loss of $18,000 to account for its 30% share in the net loss from the equity method investment.

The following table summarizes the activity of the Company’s equity method investment:

September 30, 2022
Balance at beginning of period	$1,149,000
Contributions to equity method investment	–
Equity in earnings and losses of the equity method investment	(18,000)
Balance at end of period	$1,131,000

A summarized balance sheet as of September 30, 2022, for Ameredev, and a summarized statement of operations for the three-months ended September 30, 2022, for Ameredev is presented below:

Balance Sheet:

Amount
Cash	$21,000
Accounts receivable	128,000
Property and equipment, net of depreciation	1,212,000
Total assets	$1,361,000

Partners equity	$1,361,000
Total liabilities and equity	$1,361,000

Income Statement:

Amount
Revenue	$24,000
Usage fees paid to Cavitation and Delaware	(52,000)
Operating expenses	(30,000)
Net loss	$(58,000)

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Three Months Ended September 30, 2022

Lease cost
Operating lease cost (included in general and administrative in the Company’s unaudited condensed statement of operations)	$19,000

Other information
Cash paid for amounts included in the measurement of lease liabilities	$19,000
Weighted average remaining lease term – operating leases (in years)	2.3
Average discount rate – operating leases	4%

The supplemental balance sheet information related to leases for the period is as follows:

At September 30, 2022

Operating leases
Long-term right-of-use assets	$163,000

Short-term operating lease liabilities	$63,000
Long-term operating lease liabilities	110,000
Total operating lease liabilities	$173,000

Period ending September 30	Operating Lease

2023 (remaining 9 months)	$62,000
2024	78,000
2025	47,000
Total lease payments	187,000
Less: Imputed interest/present value discount	(14,000)
Present value of lease liabilities	$173,000

Note 5 – Related Party Transactions

Accrued Payroll and Payroll Taxes

In prior periods, the Company accrued salaries and estimated payroll taxes due to current and former officers of the Company. As of September 30, 2022 and June 30, 2022, total accrued payroll and payroll taxes-related parties amounted to $280,000, respectively.

Note 6 – Notes Payable - EIDL

In July 2020, the Company received a loan of $150,000 from the Small Business Association under its Economic Injury Disaster Loan (EIDL) assistance program. The EIDL loan is payable over 30 years, bears interest at a rate of 3.75% per annum and secured by all tangible and intangible property of the Company. As of September 30, 2022 and June 30, 2022, the outstanding balance of the note payable amounted to $150,000, respectively.

Note 7 - Stockholders' Equity

Common Stock

Shares issued for cash

During the period ended September 30, 2021, the Company sold 12,071,785 shares of common stock and warrants to purchase 12,071,785 shares of common stock in a private placement for $0.065 per unit, for net proceeds of $785,000. The warrants have an exercise price of $0.09 per share, were fully vested upon issuance, and have a term of five years.

Stock Options

The Company has not adopted a formal stock option plan. However, it has assumed outstanding stock options resulting from the acquisition of its wholly-owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non- plan grants. A summary of the stock option activity during the three months ended September 30, 2022 is as follows:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at June 30, 2022	1,250,000	$0.03	0.87
- Granted	–	–	–
- Forfeited	–	–	–
- Exercised	–	–	–
- Expired	–	–	–
Outstanding at September 30, 2022 vested and exercisable	1,250,000	$0.03	0.62

There was no intrinsic value of the outstanding options as of September 30, 2022 as the exercise price of these options were greater than the market price. The following table summarizes additional information concerning options outstanding and exercisable at September 30, 2022.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Remaining Life (Years)

$0.03	1,250,000	0.62	$0.03	1,250,000	0.62

Stock Warrants

A summary of the Company's warrant activity and related information for the three months ended on September 30, 2022 is as follows:

Warrants		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)

Outstanding at June 30, 2022	61,427,834	$0.09	2.81
Granted	–	–	–
Exercised	–	–	–
Expired	–	–	–
Outstanding at September 30, 2022 vested and exercisable	61,427,834	$0.09	2.56

There was no intrinsic value of the outstanding warrants as of September 30, 2022 as the exercise price of these warrants were greater than the market price. The following table summarizes additional information concerning warrants outstanding and exercisable at September 30, 2022.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.03 - 0.05	18,626,518	2.38	$0.03 – 0.05	19,626,518	$2.38
0.09	23,841,323	3.76	0.09	23,841,323	3.76
$0.12	18,959,993	1.24	$0.12	18,959,993	$1.24
	61,427,834			61,427,834

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

On April 30, 2008 and as amended on November 22, 2010, our wholly owned subsidiary entered into an employment agreement with our former Director of Chemical and Analytical Department (the “Inventor”) to receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of September 30, 2022 no patents have been granted in which this person is the legally named inventor.

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

We have agreements to license our technology globally through our strategic partners, Desmet Ballestra Group (Desmet) and Enviro Watertek, LLC (EW) and Alchemy Beverages, Inc (ABI). Desmet have been providing monthly advances of $40,000 to be applied against future sales of reactors to Desmet. We may need additional funding, and may attempt to raise additional debt and/or equity financing to fund operations and additional working capital. However, there is no assurance that we will be successful in obtaining such financing or obtained sufficient amounts necessary to meet our business needs, or that we will be able to meet our future contractual obligations.

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

Inflation

Global inflation also increased during 2021 and in 2022. The Russia and Ukraine conflict and other geopolitical conflicts, as well as related international response, have exacerbated inflationary pressures, including causing increases in the price for goods and services and global supply chain disruptions, which have resulted and may continue to result in shortages in food products, materials and services. Such shortages have resulted and may continue to result in inflationary cost increases for labor, fuel, food products, materials and services, and could continue to cause costs to increase as well as result in the scarcity of certain materials. We cannot predict any future trends in the rate of inflation or other negative economic factors or associated increases in our operating costs and how that may impact our business. To the extent we and our customers we service are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our and their business, our revenues and gross profit could decrease, and our financial condition and results of operations could be adversely affected.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

The following is a comparison of our results of operations for the three months ended September 30, 2022 and 2021.

	For the Three Months Ended
	September 30,
	2022	2021	$ Change	% Change

Revenue	$244,000	$551,000	$(307,000)	(56)%
Revenue from related party	17,000	–	17,000	(100)%
Total revenues	261,000	551,000	(209,000)	(53)%
Cost of revenue	(50,000)	(23,000)	(27,000)	117%
Gross profit	211,000	528,000	(317,000)	(60)%

General and administrative expenses	265,000	306,000	(41,000)	(13)%
Income (loss) from operations	(54,000)	222,000	(276,000)	(124)%
Loss from equity method investment	(18,000)	–	(18,000)	(100)%
Gain on forgiveness of note payable	–	104,000	(104,000)	(100)%
Interest expense	(1,000)	2,000	1,000	(50)%
Net income (loss)	$(73,000)	$324,000	$(397,000)	(123)%

Revenue

The Company generates revenues from the sale of the Nano Reactor® to customers/distributor as well as share in gross profit from the sale of such reactors by our distributors to their customers. Additionally, the Company generates revenues from its equity method investment.

During the three months ended September 30, 2022 we recorded $262,000 in revenue compared to $551,000 for months ended September 30, 2021. Revenues decreased since the Company did not receive as many orders from Desmet, offset by sale of reactors to the equity method investment.

Cost of Revenue

During the three months ended September 30, 2022 and 2021, our cost of sales amounted to $50,000 and $23,000 respectively during the same period in prior year, which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the three months ended September 30, 2022 amounted to $265,000 compared with $306,000 for the same period in 2021, a decrease of $41,000 or 13%. Decrease in general and administrative expense due to decrease in professional expenses and payroll.

During the three months ended September 30, 2022 the Company recognized loss from equity method investment of $(18,000) compared to $102,000 for the three months ended September 30, 2021. The other income for the three months ended September 30, 2021 was primarily made up of forgiveness of the PPP note payable of 104,000.

Liquidity and Capital Resource

During the three months ended September 30, 2022 the Company incurred a net loss of $73,000 and used cash from operations of $74,000 and had a working capital deficit of $85,000 as of September 30, 2022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2022 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern.

As of September 30, 2022 we had cash and cash equivalents on hand of $367,000 and are not generating sufficient revenues to fund operations. In addition, management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partners, Desmet Ballestra Group (Desmet), Enviro Watertek (EW) and Alchemy Beverages, Inc. (ABI). Pursuant to our contract with Desmet, Desmet has been providing us monthly advances of $40,000 through October 1, 2024 to be applied against from future reactor sales.

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

Cash Flow

Net cash used in operating activities during the three months ended September 30, 2022 amounted to $74,000 compared to net cash used in operating activities of $16,000 for the same period in fiscal 2021.

Funding for the operating activities was provided primarily by sales of our systems to and advances received from Desmet.

Net cash used in investing activities during the three months ended September 30, 2022 and 2021 were $0 and $250,00 respectively. In 2021, the Company purchased $250,000 of equipment.

Net cash provided by financing activities during the three months ended September 30, 2022 and 2021 were $0 and $785,000, respectively. In 2021, the Company received proceeds from the sale of common stock with warrants.

Critical Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. Significant estimates are used for allowance for doubtful accounts, reserve for inventory obsolescence, valuation and impairment analysis for equity method investment, impairment analysis for property and equipment, accrual of potential liabilities, valuation allowance for deferred tax assets, and assumption in valuing our stock options, warrants, and common stock issued for services, among other items. Actual results could differ from these estimates.

Revenue Recognition

The Company follows the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. ASC 606.

Revenue from the sale of the Company’s Nano Reactors is recognized when products are shipped from our manufacturing facilities as this is our sole performance obligation under these contracts and we have no continuing obligation to the customer.

The Company also recognized revenue from its share of gross profit to be earned from distributors, as defined, which we treated as variable consideration and recognized using the most likely amount method.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of September 30, 2022 the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of September 30, 2022.

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

SIGNATURE	TITLE	DATE

/s/ N. Voloshin	President; Member of Board of Directors	November 14, 2022
N. Voloshin	(Principal Executive Officer)

/s/ James W. Creamer III	Chief Financial Officer	November 14, 2022
James W. Creamer III	(Principal Financial Officer)

