Form 10-K/A
period 2022-06-30
Cavitation Technologies, Inc.
filed 2023-02-10
CIK 1376793

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to furnish the signature pages with dates to the Form 10-K and the Certifications per Regulation S-K C&DI 246.14. Signature dates were inadvertently omitted from the original filing, filed on October 13, 2022. No other changes have been made.

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

SIGNATURE	TITLE	DATE

/s/ Igor Gorodnitsky	President; Member of Board of Directors	February 10, 2023
Igor Gorodnitsky	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	February 10, 2023
N. Voloshin	(Principal Financial Officer)

/s/ James Fuller	Audit Committee Chairman,	February 10, 2023
James Fuller	Independent Financial Expert

