Form 10-Q
period 2022-12-31
Cavitation Technologies, Inc.
filed 2023-02-10
CIK 1376793

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 7, 2023, the issuer had 276,698,831 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2022	2022
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$343,000	$441,000
Accounts receivable	–	1,000
Inventory	48,000	48,000
Prepaid expenses	–	38,000
Total current assets	391,000	528,000

Property and equipment, net	3,000	4,000
Equity method investment	1,120,000	1,149,000
Operating lease right of use asset, net	147,000	180,000
Other assets	10,000	10,000
Total assets	$1,671,000	$1,871,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$164,000	$135,000
Accrued payroll and payroll taxes due to officers	280,000	280,000
Operating lease liability, current portion	63,000	63,000
Advances from distributor	257,000	80,000
Total current liabilities	764,000	558,000

Notes payable, non-current	150,000	150,000
Operating lease liability, non-current portion	93,000	127,000
Total liabilities	1,007,000	835,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively	–	–
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 276,698,831shares issued and outstanding as of December 31, 2022 and June 30, 2022	277,000	277,000
Additional paid-in capital	26,005,000	26,005,000
Accumulated deficit	(25,618,000)	(25,246,000)
Total stockholders' equity	664,000	1,036,000
Total liabilities and stockholders' equity	$1,671,000	$1,871,000

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

AS OF DECEMBER 31, 2022 AND 2021

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$58,000	$109,000	$303,000	$660,000
Revenue from joint venture	–	4,000	17,000	4,000
Total revenue	58,000	113,000	320,000	664,000

Cost of revenue	(13,000)	(3,000)	(62,000)	(26,000)
Cost of revenue – related party	–	–	–	–
Gross profit	45,000	110,000	258,000	638,000

General and administrative expenses	332,000	546,000	598,000	852,000
Research and development expenses	–	2,000	–	2,000
Total operating expenses	332,000	548,000	598,000	854,000

Loss from operations	(287,000)	(438,000)	(340,000)	(216,000)

Other income (expense)
Gain on forgiveness of PPP note payable	–	–	–	104,000
Loss from equity method investment	(11,000)	–	(29,000)	–
Interest expense	(1,000)	(1,000)	(3,000)	(3,000)

Net Loss	$(299,000)	$(439,000)	$(372,000)	$(115,000)

Net Loss per share,
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding,
Basic and diluted	276,698,831	232,704,916	276,698,831	225,805,937

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
AS OF DECEMBER 31, 2022 AND 2021

	Three Months Ended December 31, 2022 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2022	276,698,831	$277,000	$26,005,000	$(25,319,000)	$963,000
Net loss	–	–	–	(299,000)	(299,000)
Balance at December 31, 2022	276,698,831	$277,000	$26,005,000	$(25,618,000)	$664,000

	Six Months Ended December 31, 2022 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2022	276,698,831	$277,000	$26,005,000	$(25,246,000)	$1,036,000
Net loss	–	–	–	(372,000)	(372,000)
Balance at December 31, 2022	276,698,831	$277,000	$26,005,000	$(25,618,000)	$664,000

	Three Months Ended December 31, 2021 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2021	220,339,229	$220,000	$24,781,000	$(24,303,000)	$698,000

Common stock issued upon exercise of warrants	28,090,790	28,000	42,000	–	70,000
Common stock issued upon exercise of options	6,267,946	6,000	3,000	–	9,000
Fair value of warrants granted for services	–	–	40,000	–	40,000
Net loss	–	–	–	(439,000)	(439,000)
Balance at December 31, 2021	254,697,965	$254,000	$24,866,000	$(24,742,000)	$378,000

	Six Months Ended December 31, 2021 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2021	208,267,444	$208,000	$24,008,000	$(24,627,000)	$(411,000)

Common stock issued for cash	12,071,785	12,000	773,000		785,000
Common stock issued upon exercise of warrants	28,090,790	28,000	42,000	–	70,000
Common stock issued upon exercise of options	6,267,946	6,000	3,000	–	9,000
Fair value of warrants granted for services	–	–	40,000	–	40,000
Net loss	–	–	–	(115,000)	(115,000)
Balance at December 31, 2021	254,697,965	$254,000	$24,866,000	$(24,742,000)	$378,000

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended December 31,
	2022	2021

Operating activities:
Net loss	$(372,000)	$(115,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,000	–
Stock compensation	–	119,000
Amortization of right of use Asset	33,000	32,000
Loss from equity method of investment	29,000	–
Gain on forgiveness of note payable	–	(104,000)
Effect of changes in:
Accounts receivable	1,000	(2,000)
Inventory	–	25,000
Accounts payable and accrued expenses	29,000	(27,000)
Advances from distributor	177,000	232,000
Operating lease liability	(34,000)	(29,000)
Prepaid expenses	38,000	–
Net cash provided by (used in) operating activities	(98,000)	131,000

Cash flow from investing activities:
Capital contribution for equity method investment	–	(1,179,000)
Cash used in investing activities	–	(1,179,000)

Cash flow from financing activities:
Proceeds from sale of common stock with warrants	–	785,000
Cash provided by financing activities	–	785,000

Net decrease in cash and cash equivalents	(98,000)	(263,000)

Cash and cash equivalents, beginning of period	441,000	1,363,000
Cash and cash equivalents, end of period	$343,000	$1,100,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–
Supplemental disclosures of non-cash investing and financing activities:
Issuance of note payable to settle accrued payroll and liability – related party	$–	$139,000

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Six months ended December 31, 2022 and 2021

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America (“U.S.”) and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three and six months ended December 31, 2022 are not indicative of the results that may be expected for the fiscal year ending June 30, 2023. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2022 filed on October 13, 2022. The condensed consolidated balance sheet as of June 30, 2022 has been derived from the audited financial statements included in the Form 10-K for that year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplates continuation of the Company as a going concern. During the six months ended December 31, 2022, the Company incurred a loss of $(372,000), used cash in operations of $(98,000) and at December 31, 2022, the Company had a working capital deficit of $(373,000). These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In addition, our independent registered public accounting firm, in their report on our audited financial statements for the fiscal year ended June 30, 2022, raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments that might be necessary if the Company is unable to continue as a going concern.

As of December, 31 2022 we had cash and cash equivalents on hand of $343,000 and are not generating sufficient funds to cover operations. In addition to the cash on hand, management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partners, including the extension or renewal of our existing global R and D, Marketing and Technology License Agreement with Desmet Ballestra Group (Desmet), agreement with Alchemy Beverages, Inc (ABI), and agreement with Enviro Watertek, LLC (EWT).

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

Covid-19

During the six months ended December 31, 2022, the Company believes the COVID-19 pandemic did not materially impact its operating results due to the nature of the Company’s business and its operations. The Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

As of December 31, 2022, the Company has been following the recommendations of local health authorities to minimize exposure risk for its employees, including the temporary closure of its corporate office and having employees work remotely. Most vendors have transitioned to electronic submission of invoices and payments.

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

The Company provides a limited warranty with every set of reactors sold, typically 2 to 5 years. The Company has not experienced significant claims under its warranty policy, and management determined no accrual for warranty reserve was necessary at December 31, 2022 or June 30, 2022.

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

At December 31, 2022, management concluded that there were no impairment indicators. If economic uncertainty increases and/or the global economy worsens, the Company's business, financial condition and results of operations may be sufficiently impacted to result in future impairment charges in the short-term.  Management will continue to monitor the effects that macroeconomic conditions have on its business and operations, and will review impairment indicators to the extent necessary in the upcoming months.

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

As of December 31, 2022, the Company had 1,250,000 stock options and 53,927,834 stock warrants outstanding to purchase shares of common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive.

Concentrations

Cash - cash is deposited in one financial institution. The balances held at this financial institution at times may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits of up to $250,000.

Accounts Receivable – accounts receivable at June 30, 2022, were due from Desmet (see Note 2).

Accounts Payable and Accrued Expenses – three vendors accounted for 41%, 26%, and 20% of accounts payable and accrued expenses as of December 31, 2022, respectively. Three vendors accounted for 32%, 29% and 24% of accounts payable and accrued expenses as of June 30, 2022.

Revenues – during the three and six months periods ended December 31, 2022 were 100% and 95% of revenues, respectively, were from Desmet. Revenue during the three and six months periods ended December 31, 2021 were 96% and 99% of revenues, respectively, were from Desmet.

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

On December 31, 2022 and June 30, 2022, the fair values of cash and cash equivalents, accounts receivable, inventory and accounts payable and accrued expenses approximate their carrying values due to their short-term nature.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning July 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

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

During the three and six months ended December 31, 2022, the Company recorded total revenue from Desmet of $58,000 and $303,000 from reactor sales, respectively.

During the three and six months ended December 31, 2021, the Company recorded total revenue from Desmet of $109,000 and $660,000 from reactor sales, respectively.

As of June 30, 2022, outstanding balance of monthly advances received from Desmet amounted to $80,000. During the period ended December 31, 2022, the Company received advances in the aggregate of $480,000 and applied a total of $303,000 to the sales of reactors. As of December, 31, 2022, outstanding balance of the advances amounted to $257,000.

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

During the six months ended December 31, 2022, the Company recorded total revenues from Ameredev of $17,000 from usage fees. There was no usage fee recorded during the three months ended December 31, 2022.

During the three and six months ended December 31, 2022, the Company recognized a loss of $11,000 and $29,000, respectively, to account for the Company’s 30% share in the net loss from the equity method investment.

The following table summarizes the activity of the Company’s equity method investment:

December 31, 2022
Balance at beginning of period	$1,149,000
Contributions to equity method investment	–
Equity in earnings and losses of equity method investment	(29,000)
Balance at end of period	$1,120,000

A summarized balance sheet as of December 31, 2022, for Ameredev, and a summarized statement of operations for the six-months ended December 31, 2022, for Ameredev is presented below:

Balance Sheet:

Amount
Cash	$1,000
Accounts receivable	23,000
Property and equipment	1,190,000
Total assets	$1,214,000

Partners equity	$1,214,000
Total liabilities and equity	$1,214,000

Income Statement:

Amount
Revenue	$24,000
Usage fees paid to Cavitation and Delaware	(62,000)
Operating expenses	(57,000)
Net loss	$(95,000)

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Six Months Ended December 31, 2022

Lease cost
Operating lease cost (included in general and administrative in the Company’s unaudited condensed statement of operations)	$38,000

Other information
Cash paid for amounts included in the measurement of lease liabilities	$38,000
Weighted average remaining lease term – operating leases (in years)	2.0
Average discount rate – operating leases	4%

The supplemental balance sheet information related to leases for the period is as follows:

At December 31, 2022

Operating leases
Long-term right-of-use assets	$147,000

Short-term operating lease liabilities	$63,000
Long-term operating lease liabilities	93,000
Total operating lease liabilities	$156,000

Period ending Dec 31	Operating Lease

2023 (remaining 6 months)	$38,000
2024	78,000
2025	47,000
Total lease payments	163,000
Less: Imputed interest/present value discount	(7,000)
Present value of lease liabilities	$156,000

Note 5 – Related Party Transactions

Accrued Payroll and Payroll Taxes

In prior periods, the Company accrued salaries and estimated payroll taxes due to a former officer of the Company. As of December 31, 2022 and June 30, 2022, total accrued payroll and payroll taxes-related parties amounted to $280,000 for both periods presented.

Note 6 – Notes Payable

In July 2020, the Company received a loan of $150,000 from the Small Business Association under its Economic Injury Disaster Loan (EIDL) assistance program. The EIDL loan is payable over 30 years, bears interest at a rate of 3.75% per annum and secured by all tangible and intangible property of the Company. As of December 31, 2022 and June 30, 2022, the outstanding balance of the note payable amounted to $150,000.

Note 7 - Stockholders' Equity

Common Stock

During the period ended December 31, 2021, the Company sold 12,071,785 shares of common stock and warrants to purchase 12,071,785 shares of common stock in a private placement for $0.065 per unit, for net cash proceeds of $785,000. The warrants have an exercise price of $0.09 per share, were fully vested upon issuance, and have a term of five years. In addition, the Company also issued an aggregate of 34,358,736 shares of common stock upon an exercise of stock options and warrants.

Stock Options

The Company has not adopted a formal stock option plan. However, it has assumed outstanding stock options resulting from the acquisition of its wholly-owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non- plan grants. A summary of the stock option activity during the three months ended December 31, 2022 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)

Outstanding at June 30, 2022	1,250,000	$0.03	0.87
- Granted	–	–	–
- Forfeited	–	–	–
- Exercised	–	–	–
- Expired	–	–	–
Outstanding at December 31, 2022 vested and exercisable	1,250,000	$0.03	0.36

There was no intrinsic value of the outstanding options as of December 31, 2022 as the exercise price of these options were greater than the market price. The following table summarizes additional information concerning options outstanding and exercisable at December 31, 2022.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Remaining Life (Years)

$0.03	1,250,000	0.36	$0.03	1,250,000	0.36

Stock Warrants

A summary of the Company's warrant activity and related information for the three months ended on December 31, 2022 is as follows:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)

Outstanding at June 30, 2022	61,427,834	$0.09	2.81
Granted	–	–	–
Exercised	–	–	–
Expired	(7,500,000)	0.05	–
Outstanding at December 31, 2022 vested and exercisable	53,927,834	$0.09	2.66

There was no intrinsic value of the outstanding warrants as of December 31, 2022, as the exercise price of these warrants were greater than the market price. The following table summarizes additional information concerning warrants outstanding and exercisable at December 31, 2022.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.03 - 0.05	11,126,518	3.71	$0.03 – 0.05	11,126,518	3.71
$0.09	23,841,323	3.55	$0.09	23,841,323	3.55
$0.12	18,959,993	0.99	$0.12	18,959,993	0.99
	53,927,834			53,927,834

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

On April 30, 2008 and as amended on November 22, 2010, our wholly owned subsidiary entered into an employment agreement with our former Director of Chemical and Analytical Department (the "Inventor") to receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of December 31, 2022 no patents have been granted in which this person is the legally named inventor.

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

Results of Operations

Results of Operations for the Three Months Ended December 31, 2022 Compared to the Three Months Ended December 31, 2021

The following is a comparison of our results of operations for the three months ended December 31, 2022 and 2021.

	For the Three Months Ended
	December 31,
	2022	2021	$ Change	% Change

Revenue	$58,000	$109,000	$(51,000)	(47)%
Revenue from related party	–	4,000	(4,000)	(100)%
Cost of revenue	(13,000)	(3,000)	(10,000)	333%
Gross profit	45,000	110,000	(65,000)	(59)%

General and administrative expenses	332,000	546,000	(214,000)	(39)%
Research and development expenses	–	2,000	(2,000)	(100)%
Total operating expenses	332,000	548,000	(216,000)	(39)%
Loss from operations	(287,000)	(438,000)	151,000	(34)%
Income from equity method investment	(11,000)	–	(11,000)	– %
Interest expense	(1,000)	(1,000)	–	– %
Net loss	$(299,000)	$(439,000)	$140,000	(32)%

Revenue

The Company generates revenues from the sale of the Nano Reactor® to customers/distributor. Additionally, the Company generates revenues from its equity method investment, specifically fees from usage of reactors or usage fees.

During the three months ended December 31, 2022 we recorded $58,000 in revenue compared to $113,000 for months ended December 31, 2021. Revenues decreased since the Company received only one purchase order from Desmet during the current period compared to three purchase orders in prior period. In addition, the Company also recognized usage fees of $4,000 during the prior period while none during the current period.

Cost of Revenue

During the three months ended December 31, 2022 and 2021, our cost of sales amounted to $13,000 and $3,000 respectively during the same period in prior year, which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the three months ended December 31, 2022 amounted to $332,000 compared with $546,000 for the same period in 2021, a decrease of $214,000 or 39%. Decrease in general and administrative expense due to decrease in salary and professional expenses.

Research and development (R&D) expenses for the three months ended December 31, 2022 and 2021 were $0 and $2,000, respectively. R&D expenses remained relatively low as we continued to rely on Desmet for support in R&D and development of new applications for our technology. It is our intention to pursue R&D as our cash position permits.

Other income (expense)

Other income (expense) for the three months ended December 31, 2022 and 2021, amounted to$(1,000) of interest expense for both periods presented. For the three months ended December 31, 2022 and 2021, the Company recognized a loss of $11,000 and $0, respectively, to account for its 30% share in the net loss from the equity method investment.

Results of Operations for the Six Months Ended December 31, 2022 Compared to the Six Months Ended December 31, 2021

The following is a comparison of our results of operations for the six months ended December 31, 2022 and 2021.

	For the Six Months Ended
	December 31,
	2022	2021	$ Change	% Change

Revenue	$303,000	$660,000	$(357,000)	(54)%
Revenue from related party	17,000	4,000	13,000	325%
Cost of revenue	(62,000)	(26,000)	(36,000)	138%
Gross profit	258,000	638,000	(380,000)	(60)%

General and administrative expenses	598,000	852,000	(254,000)	(30)%
Research and development expenses	–	2,000	(2,000)	(100)%
Total operating expenses	598,000	854,000	(256,000)	(30)%
Loss from operations	(340,000)	(216,000)	(124,000)	57%
Income from equity method investment	(29,000)	–	(29,000)	100%
Gain on forgiveness of note payable	–	104,000	(104,000)	(100)%
Interest expense	(3,000)	(3,000)	–	–%
Net loss	$(372,000)	$(115,000)	$(257,000)	223%

Revenue

The Company generates revenues from the sale of the Nano Reactor® to customers/distributor as well as share in gross profit from the sale of such reactors by our distributors to their customers. Additionally, the Company generates revenues from its equity method investment.

During the six months ended December 31, 2022 we recorded $303,000 in revenue compared to $660,000 for months ended December 31, 2021. Revenues decreased since the Company received four purchase orders from Desmet in during the current period compared five purchase order in the prior period. In addition, the Company also recognized usage fees of $4,000 during the prior period compared to $17,000 during the current period.

Cost of Revenue

During the six months ended December 31, 2022 and 2021, our cost of sales amounted to $62,000 and $26,000 respectively during the same period in prior year, which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the three months ended December 31, 2022 amounted to $598,000 compared with $852,000 for the same period in 2021, a decrease of $254,000 or 30%. Decrease in general and administrative expense due to decrease in salary and professional expenses.

Research and development (R&D) expenses for the six months ended December 31, 2022 and 2021 were $0 and $2,000, respectively. R&D expenses remained relatively low as we continued to rely on Desmet and for support in R&D and development of new applications for our technology. It is our intention to pursue R&D as our cash position permits.

Other income (expense)

Other income (expense) for the six months ended December 31, 2022 and 2021, amounted to $(32,000) and $101,000, respectively. The decrease in other income (expense) of $(132,000) was the result of a $29,000 loss from an equity method investment in 2022, offset by a gain on forgiveness of PPP note payable of $104,000 in 2021.

Liquidity and Capital Resource

During the six months ended December 31, 2022 the Company incurred a net loss of $372,000 and used cash from operations of $98,000 and had a working capital deficit of $373,000 as of December 31, 2022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2022 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2022 we had cash and cash equivalents on hand of $343,000 and are not generating sufficient revenues to fund operations. In addition, management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partners, Desmet Ballestra Group (Desmet), Enviro Watertek (EW) and Alchemy Beverages, Inc. (ABI). Pursuant to our contract with Desmet, Desmet has been providing us monthly advances of $40,000 through October 1, 2024 to be applied against from future reactor sales.

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

Cash Flow

Net cash used in operating activities during the six months ended December 31, 2022 amounted to $98,000 compared to net cash provided by operating activities of $131,000 for the same period in fiscal 2021. Funding for the operating activities was provided primarily by sales of our systems to Desmet, advances from distributor and cash reserve.

Net cash used in investing activities during the six months ended December 31, 2022 and 2021 were $0 and $1,179,000 respectively. In 2021, the Company had a capital contribution from an investment in an unconsolidated joint venture.

Net cash provided by financing activities during the six months ended December 31, 2022 and 2021 were $0 and $785,000, respectively. In 2021, the Company received proceeds from the sale of common stock with warrants.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of September 30, 2022 the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the second quarter of fiscal 2022 that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

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

SIGNATURE	TITLE	DATE

/s/ N. Voloshin	President; Member of Board of Directors	February 10, 2023
N. Voloshin	(Principal Executive Officer)

/s/ James W. Creamer III	Chief Financial Officer	February 10, 2023
James W. Creamer III	(Principal Financial Officer)

