Form 10-Q
period 2023-03-31
Cavitation Technologies, Inc.
filed 2023-05-12
CIK 1376793

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, the issuer had 282,235,384 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2023	2022
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$310,000	$441,000
Accounts receivable	–	1,000
Inventory	48,000	48,000
Prepaid expenses	–	38,000
Total current assets	358,000	528,000

Property and equipment, net	3,000	4,000
Equity method investment	1,106,000	1,149,000
Operating lease right of use asset, net	130,000	180,000
Other assets	10,000	10,000
Total assets	$1,607,000	$1,871,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$129,000	$135,000
Accrued payroll and payroll taxes due to officers	280,000	280,000
Operating lease liability, current portion	63,000	63,000
Advances from distributor	443,000	80,000
Total current liabilities	915,000	558,000

Notes payable, non-current	150,000	150,000
Operating lease liability, non-current portion	76,000	127,000
Total liabilities	1,141,000	835,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	–	–
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 278,698,831and 276,698,831 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	279,000	277,000
Additional paid-in capital	26,043,000	26,005,000
Accumulated deficit	(25,856,000)	(25,246,000)
Total stockholders' equity	466,000	1,036,000
Total liabilities and stockholders' equity	$1,607,000	$1,871,000

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

AS OF MARCH 31, 2023 AND 2022

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$58,000	$–	$361,000	$660,000
Revenue from joint venture	3,000	38,000	20,000	42,000
Total revenue	61,000	38,000	381,000	702,000

Cost of revenue	(11,000)	–	(73,000)	(26,000)
Cost of revenue – joint venture	–	(16,000)	–	(16,000)
Gross profit	50,000	22,000	308,000	660,000

General and administrative expenses	273,000	270,000	872,000	1,122,000
Research and development expenses	–	14,000	–	16,000
Total operating expenses	273,000	284,000	872,000	1,138,000

Loss from operations	(223,000)	(262,000)	(564,000)	(478,000)

Other income (expense)
Loss from settlement of liabilities	–	(371,000)	–	(371,000)
Gain on forgiveness of PPP note payable	–	–	–	104,000
Gain (Loss) from equity method investment	(14,000)	37,000	(43,000)	37,000
Interest expense	(1,000)	(2,000)	(3,000)	(5,000)

Net Loss	$(238,000)	$(598,000)	$(610,000)	$(713,000)

Net Loss per share,
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	277,809,942	268,618,159	277,063,795	239,868,345

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
AS OF MARCH 31, 2023 AND 2022

	Three Months Ended March 31, 2023 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	276,698,831	$277,000	$26,005,000	$(25,618,000)	$664,000
Fair value of common stock granted for services	2,000,000	2,000	38,000	–	40,000
Net loss	–	–	–	(238,000)	(238,000)
Balance at March 31, 2023	278,698,831	$279,000	$26,043,000	$(25,856,000)	$466,000

	Nine Months Ended March 31, 2023 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2022	276,698,831	$277,000	$26,005,000	$(25,246,000)	$1,036,000
Fair value of common stock issued for services	2,000,000	2,000	38,000	–	40,000
Net loss	–	–	–	(610,000)	(610,000)
Balance at March 31, 2023	278,698,831	$279,000	$26,043,000	$(25,856,000)	$466,000

	Three Months Ended March 31, 2022 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	254,697,965	$254,000	$24,866,000	$(24,742,000)	$378,000
Common stock issued upon exercise of warrants	6,316,919	6,000	1,000	–	7,000
Fair value of common stock issued for services	500,000	1,000	24,000	–	25,000
Fair value of common stock granted to settle liabilities	11,186,960	11,000	919,000	–	930,000
Net loss	–	–	–	(598,000)	(598,000)
Balance at March 31, 2022	272,701,844	$272,000	$25,810,000	$(25,340,000)	$742,000

	Nine Months Ended March 31, 2022 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2021	208,267,444	$208,000	$24,008,000	$(24,627,000)	$(411,000)
Common stock issued for cash	12,071,785	12,000	773,000	–	785,000
Common stock issued upon exercise of warrants	34,407,709	34,000	43,000	–	77,000
Common stock issued upon exercise of options	6,267,946	6,000	3,000	–	9,000
Fair value of common stock granted to settle liabilities	11,186,960	11,000	919,000	–	930,000
Fair value of warrants granted for services	–	–	40,000	–	40,000
Fair value of common stock granted for services	500,000	1,000	24,000	–	25,000
Net loss	–	–	–	(713,000)	(713,000)
Balance at March 31, 2022	272,701,844	$272,000	$25,810,000	$(25,340,000)	$742,000

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended March 31,
	2023	2022

Operating activities:
Net loss	$(610,000)	$(713,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,000	–
Stock compensation	40,000	151,000
Loss on settlement of liabilities	–	371,000
Loss from equity method of investment	43,000	(37,000)
Gain on forgiveness of note payable	–	(104,000)
Effect of changes in:
Accounts receivable	1,000	(30,000)
Inventory	–	(25,000)
Operating lease asset	50,000	48,000
Accounts payable and accrued expenses	(6,000)	(30,000)
Accrued liabilities, related party	–	(44,000)
Advances from distributor	363,000	312,000
Operating lease liability	(51,000)	(45,000)
Prepaid expenses	38,000	–
Net cash provided by (used in) operating activities	(131,000)	(146,000)

Cash flow from investing activities:
Capital contribution for equity method investment	–	(1,223,000)
Cash used in investing activities	–	(1,223,000)

Cash flow from financing activities:
Proceeds from sale of common stock with warrants	–	785,000
Cash provided by financing activities	–	785,000

Net decrease in cash and cash equivalents	(131,000)	(584,000)

Cash and cash equivalents, beginning of period	441,000	1,363,000
Cash and cash equivalents, end of period	$310,000	$779,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–
Supplemental disclosures of non-cash investing and financing activities:
Issuance of note payable to settle accrued payroll and liability – related party	$–	$559,000

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Nine months ended March 31, 2023 and 2022

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America (“U.S.”) and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three and nine months ended March 31, 2023 are not indicative of the results that may be expected for the fiscal year ending June 30, 2023. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2022 filed on October 13, 2022. The condensed consolidated balance sheet as of June 30, 2022 has been derived from the audited financial statements included in the Form 10-K for that year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplates continuation of the Company as a going concern. During the nine months ended March 31, 2023, the Company incurred a loss of $(610,000), used cash in operations of $(131,000) and at March 31, 2023, the Company had a working capital deficit of $(557,000). These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In addition, our independent registered public accounting firm, in their report on our audited financial statements for the fiscal year ended June 30, 2022, raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments that might be necessary if the Company is unable to continue as a going concern.

As of March, 31 2023 we had cash and cash equivalents on hand of $310,000 and are not generating sufficient funds to cover operations. In addition to the cash on hand, management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partners, including the extension or renewal of our existing global R and D, Marketing and Technology License Agreement with Desmet Ballestra Group (Desmet), agreement with Alchemy Beverages, Inc (ABI), and agreement with Enviro Watertek, LLC (EWT).

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

Covid-19

During the nine months ended March 31, 2023, the Company believes the COVID-19 pandemic did not materially impact its operating results due to the nature of the Company’s business and its operations. The Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

As of March 31, 2023, the Company has been following the recommendations of local health authorities to minimize exposure risk for its employees, including the temporary closure of its corporate office and having employees work remotely. Most vendors have transitioned to electronic submission of invoices and payments.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in reserve for inventory obsolescence, impairment analysis for property and equipment, accrual of potential liabilities, deferred tax assets and valuing our stock options, warrants, and common stock issued for services, among other items. Actual results could differ from these estimates.

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

The Company provides a limited warranty with every set of reactors sold, typically 2 to 5 years. The Company has not experienced significant claims under its warranty policy, and management determined no accrual for warranty reserve was necessary at March 31, 2023 or June 30, 2022.

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

At March 31, 2023, management concluded that there were no impairment indicators. If economic uncertainty increases and/or the global economy worsens, the Company's business, financial condition and results of operations may be sufficiently impacted to result in future impairment charges in the short-term.  Management will continue to monitor the effects that macroeconomic conditions have on its business and operations, and will review impairment indicators to the extent necessary in the upcoming months.

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

As of March 31, 2023, the Company had 1,250,000 stock options and 53,927,834 stock warrants outstanding to purchase shares of common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive.

Concentrations

Cash - cash is deposited in one financial institution. The balances held at this financial institution at times may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits of up to $250,000.

Accounts payable and accrued expenses – three vendors accounted for 33%, 29%, and 26% of accounts payable and accrued expenses as of March 31, 2023. Three vendors accounted for 32%, 29% and 24% of accounts payable and accrued expenses as of June 30, 2022.

Revenues – during the three and nine month periods ended March 31, 2023 95% for both periods presented, were from Desmet. Revenue during the three and nine months periods ended March 31, 2022 were 100% and 94% of revenues, respectively, were from Desmet.

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

On March 31, 2023 and June 30, 2022, the fair values of cash and cash equivalents, accounts receivable, inventory and accounts payable and accrued expenses approximate their carrying values due to their short-term nature.

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

During the three and nine months ended March 31, 2023, the Company recorded total revenue from Desmet of $58,000 and $361,000 from reactor sales, respectively.

During the three and nine months ended March 31, 2022, the Company recorded total revenue from Desmet of $38,000 and $660,000 from reactor sales, respectively.

As of June 30, 2022, outstanding balance of monthly advances received from Desmet amounted to $80,000. During the period ended March 31, 2023, the Company received advances in the aggregate of $724,000 and applied a total of $361,000 to the sales of reactors. As of March, 31, 2023, the outstanding balance of the advances from Desmet amounted to $443,000 which will be recognized as revenue as the reactors are shipped.

Note 3 - Investment in Equity Method Investment

In 2019, the Company and Delaware Water Company, LLC (Delaware) formed a limited liability company called Enviro WaterTek LLC (“Enviro”). Enviro is owned 50% by the Company and 50% by Delaware, and the Company accounts for its investment in Enviro under the equity method. From 2019 to 2021, Enviro had no operations.

In September 2021, the Company and Delaware entered into a separate agreement under Enviro for a specific project (referred to as “Ameredev” “joint venture”). Delaware has certain contracts in place to provide recycled water to operators of certain active oil and gas wells. Under the agreement, the Company contributed $1.2 million that was used by Ameredev to increase the capacity of certain pipelines and water treatment facilities operated by Delaware. Pursuant to the agreement, for each barrel of recycled water that Ameredev sells, Delaware will receive $0.10 per barrel, and the Company will receive $0.05 per barrel (referred to as usage fees), with the balance of net income (loss) from Ameredev being allocated 70% to Delaware and 30% to the Company. The Ameredev agreement will terminate the earlier of three years (unless extended by unanimous agreement of the Board and Members of Ameredev) from the date of the agreement or by unanimous agreement of the Board and Members of Ameredev.

During the three and nine months ended March 31, 2023, the Company recorded total revenues from Ameredev of $3,000 and $21,000 from usage fees.

During the three and nine months ended March 31, 2023, the Company recognized loss of $(14,000) and $(43,000), respectively, to account for the Company’s 30% share in the net loss from the equity method investment.

During the three and nine months ended March 31, 2022, the Company recognized income of $37,000 for both periods, to account for the Company’s 30% share in the net loss from the equity method investment.

The following table summarizes the activity of the Company’s equity method investment:

March 31, 2023
Balance at beginning of period	$1,149,000
Contributions to equity method investment	–
Equity in earnings and losses of equity method investment	(43,000)
Balance at end of period	$1,106,000

A summarized balance sheet as of March 31, 2023, for Ameredev, and a summarized statement of operations for the nine-months ended March 31, 2023, for Ameredev is presented below:

Balance Sheet:

Amount
Cash	$36,000

Property and equipment	1,123,000
Total assets	$1,159,000

Accounts Payable	16,000
Partners equity	$1,143,000
Total liabilities and equity	$1,159,000

Income Statement:

Amount
Revenue	$24,000
Usage fees paid to Cavitation and Delaware	(62,000)
Operating expenses	(106,000)
Net loss	$(144,000)

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Nine Months Ended March 31, 2023

Lease cost
Operating lease cost (included in general and administrative in the Company’s unaudited condensed statement of operations)	$57,000

Other information
Cash paid for amounts included in the measurement of lease liabilities	$57,000
Weighted average remaining lease term – operating leases (in years)	1.8
Average discount rate – operating leases	4%

The supplemental balance sheet information related to leases for the period is as follows:

At March 31, 2023

Operating leases
Long-term right-of-use assets	$130,000

Short-term operating lease liabilities	$63,000
Long-term operating lease liabilities	76,000
Total operating lease liabilities	$139,000

Period ending Mar 31	Operating Lease

2023 (remaining 6 months)	$19,000
2024	78,000
2025	53,000
Total lease payments	150,000
Less: Imputed interest/present value discount	(11,000)
Present value of lease liabilities	$139,000

Note 5 – Related Party Transactions

Accrued Payroll and Payroll Taxes

In prior periods, the Company accrued salaries and estimated payroll taxes due to a former officer of the Company. As of March 31, 2023 and June 30, 2022, total accrued payroll and payroll taxes attributable to the former officer amounted to $280,000 for both periods presented.

Note 6 – Notes Payable

In July 2020, the Company received a loan of $150,000 from the Small Business Association (SBA) under its Economic Injury Disaster Loan (EIDL) assistance program. The EIDL loan is payable over 30 years, bears interest at a rate of 3.75% per annum and secured by all tangible and intangible property of the Company. As of March 31, 2023 and June 30, 2022, the outstanding balance of the note payable amounted to $150,000.

The Company did not make the required installment payments as of March 31, 2023 on a timely basis to the SBA. In May 2023, a payment was made in the amount of $2,924 to bring the outstanding balance current.

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

Shares issued for services

On February 9, 2023, the Company granted a total of two million shares of our common stock with a fair value of $40,000 to two individuals who provided us with advisory services.

In March 2022, the Company issued 500,000 shares to a consultant for services for a total fair value of $25,000. The fair value was based on the closing price of the Company’s common stock on the date the shares were granted.

Shares issued for the settlement of liabilities

In January 2022 and March 2022, the Company issued a total of 7,106,960 shares of its common stock with a fair value of $521,000 to settle in full two promissory notes aggregating $355,000, and recorded a loss on settlement of the liabilities of $166,000.

In January 2022, the Company issued 4,080,000 shares of common stock with a fair value of $409,000 to settle accounts payable of $204,000 and recorded a loss on settlement of the liability of $205,000.

Stock Options

The Company has not adopted a formal stock option plan. However, it has assumed outstanding stock options resulting from the acquisition of its wholly-owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non- plan grants. A summary of the stock option activity during the nine months ended March 31, 2023 is as follows:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at June 30, 2022	1,250,000	$0.03	0.87
- Granted	–	–	–
- Forfeited	–	–	–
- Exercised	–	–	–
- Expired	–	–	–
Outstanding at March 31, 2023 vested and exercisable	1,250,000	$0.03	0.12

There was no intrinsic value of the outstanding options as of March 31, 2023 as the exercise price of these options were greater than the market price. The following table summarizes additional information concerning options outstanding and exercisable at March 31, 2023.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Remaining Life (Years)

$0.03	1,250,000	0.12	$0.03	1,250,000	0.12

Stock Warrants

A summary of the Company's warrant activity and related information for the three months ended on March 31, 2023 is as follows:

Warrants		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)

Outstanding at June 30, 2022	61,427,834	$0.09	2.81
Granted	–	$–	–
Exercised	–	$–	–
Expired	(7,500,000)	$0.05	–
Outstanding at March 31, 2023 vested and exercisable	53,927,834	$0.09	2.41

There was no intrinsic value of the outstanding warrants as of March 31, 2023, as the exercise price of these warrants were greater than the market price. The following table summarizes additional information concerning warrants outstanding and exercisable at March 31, 2023.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.03 - 0.05	11,126,518	3.71	$0.03	11,126,518	3.71
$0.09	23,841,323	3.26	$0.09	23,841,323	3.26
$0.12	18,959,993	0.74	$0.12	18,959,993	0.74
	53,927,834			53,927,834

Note 8 - Commitments and Contingencies

Royalty Agreements

On July 1, 2008, the Company entered into Patent Assignment Agreements with two parties, our President and Technology Development Supervisor, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and the Technology Development Supervisor have been assigned to the Subsidiary. In exchange, the Subsidiary agreed to pay a royalty of 5% of gross revenues to each of the President and Technology Development Supervisor for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by Cavitation Technologies on May 13, 2010 from its subsidiary. The Company's President and Technology Development Supervisor both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through March 31, 2023.

On April 30, 2008 and as amended on November 22, 2010, our wholly owned subsidiary entered into an employment agreement with our former Director of Chemical and Analytical Department (the "Inventor") to receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of March 31, 2023 no patents have been granted in which this person is the legally named inventor.

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

Inflation

Global inflation also increased during 2022 and in 2023. The Russia and Ukraine conflict and other geopolitical conflicts, as well as related international response, have exacerbated inflationary pressures, including causing increases in the price for goods and services and global supply chain disruptions, which have resulted and may continue to result in shortages in food products, materials and services. Such shortages have resulted and may continue to result in inflationary cost increases for labor, fuel, food products, materials and services, and could continue to cause costs to increase as well as result in the scarcity of certain materials. We cannot predict any future trends in the rate of inflation or other negative economic factors or associated increases in our operating costs and how that may impact our business. To the extent we and our customers we service are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our and their business, our revenues and gross profit could decrease, and our financial condition and results of operations could be adversely affected.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

The following is a comparison of our results of operations for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended
	March 31,
	2023	2022	$ Change	% Change

Revenue	$61,000	$38,000	$23,000	61%
Cost of revenue	(11,000)	(16,000)	5,000	(31)%
Gross profit	50,000	22,000	28,000	127%

General and administrative expenses	273,000	270,000	3,000	1%
Research and development expenses	–	14,000	(14,000)	(100)%
Total operating expenses	273,000	284,000	(11,000)	(4)%
Loss from operations	(223,000)	(262,000)	39,000	(15)%
(Loss) Income from equity method investment	(14,000)	37,000	(51,000)	–%
Loss on settlement of liabilities	–	(371,000)	371,000	(100)%
Interest expense	(1,000)	(2,000)	1,000	(50)%
Net loss	$(238,000)	$(598,000)	$360,000	(60)%

Revenue

The Company generates revenues from the sale of the Nano Reactor® to customers/distributor. Additionally, the Company generates revenues from its equity method investment, specifically fees from usage of reactors or usage fees.

During the three months ended March 31, 2023 we recorded $61,000 in revenue compared to $38,000 for months ended March 31, 2022. Revenues increased since the Company received one purchase order in the amount of $58,000 from Desmet during the current period. In addition, the Company recognized usage fees of $3,000 during the current period.

Cost of Revenue

During the three months ended March 31, 2023 and 2022, our cost of sales amounted to $11,000 and $16,000 respectively during the same period in prior year, which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the three months ended March 31, 2023 amounted to $273,000 compared with $270,000 for the same period in 2022, an increase of $3,000 or 1%. Increase in general and administrative expense are related to salary professional fees.

Research and development (R&D) expenses for the three months ended March 31, 2023 and 2022 were $0 and $14,000, respectively. R&D expenses remained relatively low as we continued to rely on Desmet for support in R&D and development of new applications for our technology. It is our intention to pursue R&D as our cash position permits.

Other income (expense)

Other income (expense) for the three months ended March 31, 2023 amounted to $(15,000), which consist of $(1,000) of interest expense and loss from equity method investment of $(14,000). For the three months ended March 31, 2022, the Company recognized a loss of $(336,000), which consist of loss on settlement of liabilities $(371,000), income from equity method investment $37,000 and interest expense of $(2,000). The significant decrease in other expense was due to the loss on settlement of liabilities recorded in fiscal 2022 with no similar transaction during the three months ended March 31, 2023.

Results of Operations for the Nine Months Ended March 31, 2023 Compared to the Nine Months Ended March 31, 2022

The following is a comparison of our results of operations for the nine months ended March 31, 2023 and 2022.

	For the Nine Months Ended
	March 31,
	2023	2022	$ Change	% Change

Revenue	$381,000	$702,000	$(321,000)	(45)%
Cost of revenue	(73,000)	(42,000)	(31,000)	256%
Gross profit	308,000	660,000	(352,000)	(53)%

General and administrative expenses	872,000	1,122,000	(250,000)	(22)%
Research and development expenses	–	16,000	(16,000)	(100)%
Total operating expenses	872,000	1,138,000	(266,000)	(23)%
Loss from operations	(564,000)	(478,000)	(86,000)	18%
(Loss) Income from equity method investment	(43,000)	37,000	(80,000)	(216)%
Gain on forgiveness of note payable	–	104,000	(104,000)	(100)%
Loss on settlement of liabilities	–	(371,000)	371,000	(100)%
Interest expense	(3,000)	(5,000)	2,000	(40)%
Net loss	$(610,000)	$(713,000)	$103,000	(14)%

Revenue

The Company generates revenues from the sale of the Nano Reactor® to customers/distributor. In prior years up to October 2021, the Company was also entitled to a share in gross profit from the sale of such reactors by our distributor, Desmet to their customers. Additionally, the Company generates revenues from its equity method investment.

During the nine months ended March 31, 2023 we recorded $381,000 in revenue compared to $660,000 for the nine months ended March 31, 2022. Revenues decreased since the Company received five purchase orders from Desmet during the current period compared six purchase orders in the prior period. In addition, the Company also recognized usage fees of $42,000 during the prior period compared to $20,000 during the current period.

Cost of Revenue

During the nine months ended March 31, 2023 and 2022, our cost of sales amounted to $73,000 and $42,000 respectively during the same period in prior year, which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the nine months ended March 31, 2023 amounted to $872,000 compared with $1,122,000 for the same period in 2022, a decrease of $250,000 or 22%. Decrease in general and administrative expense due to decrease in salary and professional expenses.

Research and development (R&D) expenses for the nine months ended March 31, 2023 and 2022 were $0 and $16,000, respectively. R&D expenses remained relatively low as we continued to rely on Desmet and for support in R&D and development of new applications for our technology. It is our intention to pursue R&D as our cash position permits.

Other income (expense)

Other income (expense) for the nine months ended March 31, 2023 and 2022, amounted to $(46,000) and $(235,000), respectively. The decrease in other income (expense) of $(189,000) was the result of $37,000 income from an equity method investment in 2022, $104,000 gain on forgiveness of PPP note payable, offset by a loss settlement of liabilities of $(371,000) and interest expense of $(5,000) in 2022. In 2023 the Company recorded a loss from an equity method investment of $(43,000) and interest expense of $(4,000). In addition, the significant decrease in other expense was due to the loss on settlement of liabilities recorded in fiscal 2022 with no similar transaction during the three months ended March 31, 2023.

Liquidity and Capital Resource

During the nine months ended March 31, 2023 the Company incurred a net loss of $610,000 and used cash from operations of $131,000 and had a working capital deficit of $557,000 as of March 31, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2022 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern.

As of March 31, 2023 we had cash and cash equivalents on hand of $310,000 and are not generating sufficient revenues to fund operations. In addition, management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partners, Desmet Ballestra Group (Desmet), Enviro Watertek (EW) and Alchemy Beverages, Inc. (ABI). Pursuant to our contract with Desmet, Desmet has been providing us monthly advances of $40,000 through October 1, 2024 to be applied against from future reactor sales.

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

Cash Flow

Net cash used in operating activities during the nine months ended March 31, 2023 amounted to $131,000 compared to net cash used in operating activities of $146,000 for the same period in fiscal 2022. Funding for the operating activities was provided primarily by sales of our systems to Desmet, advances from distributor and cash reserve.

Net cash used in investing activities during the nine months ended March 31, 2023 and 2022 were $0 and $1,223,000 respectively. In 2022, the Company had a capital contribution from an investment in an unconsolidated joint venture.

Net cash provided by financing activities during the nine months ended March 31, 2023 and 2022 were $0 and $785,000, respectively. In 2022, the Company received proceeds from the sale of common stock with warrants.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of March 31, 2023 the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the third quarter of fiscal 2023 that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

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

SIGNATURE	TITLE	DATE

/s/ N. Voloshin	President; Member of Board of Directors	May 12, 2023
N. Voloshin	(Principal Executive Officer)

/s/ James W. Creamer III	Chief Financial Officer	May 12, 2023
James W. Creamer III	(Principal Financial Officer)

