Form 10-K
period 2023-06-30
Cavitation Technologies, Inc.
filed 2023-10-03
CIK 1376793

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FROM THE TRANSITION PERIOD FROM _____ TO _______.

For the fiscal year ended June 30, 2023

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant by reference to the price at which the common equity was last sold, or of the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,395,000 as of December 31, 2022 based on the closing price of $0.02 per share and 269,739,850 shares outstanding.

The registrant had 284,289,740 shares of common stock outstanding on September 26, 2023.

DOCUMENTS INCORPORATED BY REFERENCE:

None

CAVITATION TECHNOLOGIES, INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED JUNE 30, 2023

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

On November 1, 2021, Desmet and the Company executed a new three-year License Agreement with essentially the same terms with the January 2018 agreement. As part of the agreement, Desmet provides the Company monthly advances of $40,000 through November 1, 2024, to be applied against from future reactor sales, however, the Company is no longer entitled to gross profit share from future sales.

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

Additionally, in fiscal 2017 Desmet installed our first Nano Reactor® at a bio-diesel production plant in South America. Bio-diesel industry has been under pricing pressure for a considerable period of time and slow to adopt to newer technologies. We are continuously working with Desmet pursuing additional sales opportunities in Asia and South America, however, the acceptance of our technology has been slow and there were no sales generated in our Fiscal 2023 and 2022.

Enviro Watertek, LLC

In April 2019, the Company and Delaware Water Company, LLC (Delaware) formed a limited liability company called Enviro WaterTek LLC (“Enviro” ,“EW”). Enviro is owned 50% by the Company and 50% by Delaware, and the Company accounts for its investment in Enviro under the equity method of accounting. From 2019 to 2023, Enviro had insignificant operations. This agreement covers our first commercial entrance into industrial treatment of produced and frac water. Fracking industry has seen a significant growth over the past ten years, reaching daily water consumption volume of over 58 million barrels per day. Our newly designed Low Pressure Nano Reactor (LPN™) was specifically developed to be integrated into produced water treatment system along with our proprietary chemical formulations, and has depicted measurable and quantifiable advantages over industry standard processes and equipment. Our agreement with EW provides for sales on LPN™ plus recurring revenue stream based on processing of produced and frac water volumes and utilization. Our agreement with EW has a fifteen-year term. In March 2020, global pandemic of COVID-19 has taken an unexpected negative impact on the oil and gas industry worldwide, and has consequently impaired our ability to rapidly accelerate LPN™ sales and recurring revenue stream. While the industry has gone through a major overhaul, we are seeing a gradual recovery in the industry. Our current system installations can handle approximately 25,000 barrels per day (BPD), and we received $20,000 and $46,000 in total revenue in Fiscal 2023 and 2022, respectively, from sale of reactors and usage fee.

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

As of June 30, 2023 and the date of this report, ABI has not generated any sales under Cameo brand. Since June 2018, the Company and ABI have developed a small table top home appliance unit Barmuze® utilizing MLPN , allowing consumers to experience a new way of enjoying wines and spirits, utilizing CTi’s patented and patent pending technologies to molecularly restructure alcohol, convert harsh acids to pleasant tasting esters, and reduce levels of certain impurities commonly present in alcohol.

During fiscal 2022 and 2021, we have received approval for several patent applications, protecting our technology and processing rights, expanding our broad portfolio of patents.

During fiscals 2023 and 2022, there were no sales or royalties generated pertaining to our agreement with Alchemy Beverages, Inc. The investment in ABI has no value assigned to it, which approximates its fair value.

Customers Dependence

We continue to sell our industrial capacity Nano Reactor® and Nano Neutralization® System through our strategic partner Desmet and most of our revenue for the fiscal years ended June 30, 2023 and 2022, was derived from sales of reactors to Desmet and the corresponding gross profit share. We have generated minimal revenue pertaining to our licensing agreement with EW in our fiscal 2023. We had no revenue of LPN™ due to COVID-19, whereas oil production in US has negative impact on oil & gas industry. Oil and gas industry has seen a recovery, while price of oil has spiked to around $100 per barrel, and we foresee a great opportunity for our technology providing a significant upside potential both at the point of sale and recurring revenue stream.

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

Patents

Our Cavitation Generator patent was issued during fiscal 2011. In addition, we have a patent for our Multi-Stage Cavitation Device Nano Reactor® that was issued on October 25, 2011. In the fiscal 2014 we received approvals for another apparatus patent and 2 additional process patents in the US. As of June 30, 2023, our portfolio of patents included 19 issued patents in the United States and 12 issued patents internationally. Our patents cover multiple process and applications of our technology in vegetable oil refining, production of biodiesel, treatment of process and industrial water, upgrade of hydrocarbons and enhancing of alcoholic beverages. We continuously develop new technologies and applications, as we have filed new patent applications for Low Pressure Nano-Reactors LPN™. LPN™ is a highly efficient homogenizer and emulsifier that can be utilized in multiple fluids processing applications. Recently, we have filed a patent application for a small home appliance. This new product is designed directly with consumer in mind and the first step for our company to introduce our technology outside of the industrial sector where we typically sell our products.

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

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two parties, our President as well as our former Chief Executive Officer (CEO) who currently serves as our Technology Senior Manager, where certain devices and methods involved in our hydrodynamic cavitation processes invented by the President and former CEO/current Technology Senior Manager have been assigned to the subsidiary. In exchange, that subsidiary agreed to pay a royalty of 5% of gross revenues to each of the President and former CEO/current Technology Senior Manager for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by us on May 13, 2010, from our subsidiary. Our former CEO/current Technology Senior Manager and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2023.

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

Employees

As of June 30, 2023, we had four full-time employees and had engaged several consultants and independent contractors over the past year. Members of our technical team are comprised of experienced professionals who are chemists, civil, chemical, and mechanical engineers with expertise in hydrodynamic cavitation, nano technology and water treatment. These individuals hold degrees in Civil, Chemical, and Mechanical Engineering.

Research and Development Expenditures

During the fiscal years ended June 30, 2023 and 2022, we spent $3,000 and $17,000, respectively, on research and development activities.

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

		HIGH	LOW

Fiscal 2022	First Quarter	$0.11	$0.05
	Second Quarter	0.12	0.06
	Third Quarter	0.12	0.04
	Fourth Quarter	0.06	0.04

		HIGH	LOW

Fiscal 2023	First Quarter	$0.05	$0.04
	Second Quarter	0.04	0.02
	Third Quarter	0.03	0.01
	Fourth Quarter	0.03	0.01

We became a public company through a share exchange that was affected in October 2008. The first day of public trading of our stock was November 11, 2008. Since our fiscal year end was changed to June 30, public trading of our stock began in the second quarter of fiscal 2009. As of September 23, 2023, there were approximately 100 holders of record of our Common Stock. This does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms. The closing price of our common stock on September 23, 2023 was $0.02.

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

We have not sold equity securities during the years ended June 30, 2023 and 2022.

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

During the year ended June 30, 2023, we recorded revenue of $433,000 and incurred a net loss of $2,040,000, respectively.

Inflation and potential recession

We are, and our suppliers are experiencing significant broad-based inflation of manufacturing and distribution costs as well as transportation challenges, partially as a result of the pandemic. Although we do not believe that inflation has had a material effect on our business, financial condition or results of operations, it may in the future. We are monitoring cost structures and evaluating to what extent any such costs can be passed on to customers, taking into account the overall impact of increasing inflation and interest rate pressures on consumers. We expect input cost inflation to continue at least throughout 2023. If we are unable to successfully manage the effects of inflation, our business, operating results, cash flows and financial condition may be adversely affected. Additionally, there have been various economic indicators that the United States economy may be entering a recession in upcoming quarters. An economic recession could potentially impact the general business environment and the capital markets, which may have a material negative impact on our financial results.

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

During the year ended June 30, 2023, we incurred net loss of $2,040,000 and used cash in operating activities of $423,000. As of June 30, 2023, we have a working capital deficiency of $846,000 and a stockholders’ deficit of $919,000.

Management’s plan is to generate income from operations by licensing our technology globally through Desmet Ballestra Group (Desmet), agreements with EnviroWaterTek and Alchemy Beverages, Inc. In October 2018, we signed a three-year global R and D, Marketing and Technology License Agreement with Desmet for the sale and licensing of our Nano Reactor® and Nano Neutralization® Systems. This agreement is a continuation of the original agreement we signed with Desmet in May 2012. As part of the agreement, Desmet is also obligated to provide us with monthly advances of $40,000 to be applied against the sale of reactors. During the year ended June 30, 2023, advances received from Desmet amounted to $724,000 and revenues totaled $413,000. These funds service operational expenses on monthly basis.

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

Equity Method Investment

The Company accounts for investments in entities in which the Company has significant influence over the entity’s financial and operating policies, but does not control, using the equity method of accounting. The equity method investments are initially recorded at cost, and subsequently increased for capital contributions and allocations of net income, and decreased for capital distributions and allocations of net loss. Equity in net income (loss) from the equity method investment is allocated based on the Company’s economic interest. The Company assesses its investment in equity method investments for recoverability, and if it is determined that a loss in value of the investment is other than temporary, the Company writes down the investment to its fair value. Based on Management’s assessment, the value of its equity method investment was impaired as of June 30, 2023 and as such, recorded an impairment charge of $1,112,000. As of June 30, 2023, the remaining value of its investments was $1,000.

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

Results of Operations

Below is summary comparing fiscal 2023 and fiscal 2022.

	For the Years Ended
	June 30,
	2023	2022	$ Change	% Change

Revenue	$413,000	$1,619,000	$(1,186,000)	(74)%
Revenue-related party	20,000	46,000	(26,000)	(57)%
Cost of revenue	(121,000)	(41,000)	(80,000)	195%
Gross profit	312,000	1,624,000	(1,312,000)	(81)%

General and administrative expenses	1,195,000	1,728,000	(533,000)	(31)%
Impairment of equipment	–	178,000	(178,000)	(100)%
Research and development expenses	3,000	17,000	(14,000)	(82)%
Total operating expenses	1,198,000	1,923,000	(725,000)	(38)%

Loss from operations	(886,000)	(299,000)	(587,000)	196%

Gain on forgiveness of PPP Loan	–	104,000	(104,000)	(100)%
Loss on settlement of liabilities	–	(371,000)	371,000	(2,292)%
Loss from equity method investment	(1,148,000)	(48,000)	(1,100,000)	(100)%
Interest expense	(6,000)	(5,000)	(1,000)	20%
Net income (loss)	$(2,040,000)	$(619,000)	$(1,422,000)	230%

Revenue

During the year ended June 30, 2023, revenue decreased to $433,000 due primarily from reduced sales of our Nano Reactor® and CTi Nano Neutralization Systems to Desmet of $413,000. In addition, the Company also recorded an aggregate revenue of $20,000 from water processing usage fees to Enviro Watertek, LLC.

During the year ended June 30, 2022, our revenue was $1,665,000 and it was derived from the sale of our Nano Reactor® and CTi Nano Neutralization Systems to Desmet of $592,000 and share in gross margin share of $1,027,000, of which, the Company is no longer entitled in fiscal 2023. In addition, we recorded an aggregate revenue of $46,000 from the sale of LPN™ and water processing usage fee to Enviro Watertek, LLC.

Cost of Sales

During the year ended June 30, 2023 and June 30, 2022, cost of sales was $121,000 and $41,000, respectively, an increase of $80,000. 60%, or $48,000, of the increase was associated with the Company writing off inventory determined no longer sellable and the remaining $32,000 was for services associated with our sales to Desmet.

Operating Expenses

Operating expenses for fiscal 2023 amounted to $1,198,000 versus $1,923,000 in fiscal 2022, a decrease of $725,000 or 38%. The decrease in operating expenses was attributed to a decrease in advertising expenses of $63,000 a decrease in consulting fees of $33,000, legal fees of $17,000, accounting fees of $12,000, non-cash stock based compensation expense of $66,000, and payroll expenses of $322,000. In addition, there was an impairment charge of $178,000 on equipment in fiscal 2022 that did not occur in fiscal 2023. The decrease in Research and Development expenses of $14,000 was offset by increases in various professional service fees paid during the fiscal 2023 year.

Operating expenses for fiscal 2022 amounted to $1,923,000 versus $1,285,000 in fiscal 2021, an increase of $638,000 or 50%. The increase in operating expenses was attributed to an increase in advertising expenses of $95,000, an impairment charge of $178,000 on equipment, an increase in consulting fees of $99,000, an increase in legal fees of $54,000, non-cash stock based compensation expense of $352,000.

Net Loss

Our reporting net loss in fiscal 2023 was $2,040,000 compared to $619,000 in fiscal 2022.

Liquidity and Capital Resources

Our cash balance at June 30, 2023 was $18,000, a decrease of $423,000 compared to $441,000 at June 30, 2022.

For the year ended June 30, 2023 cash used in operating activities was $423,000.

For the year ended June 30, 2022 cash used in operating activities was $484,000, cash used in investing activities was $1,223,000, and cash provided by financing activities was $785,000.

Going concern

During the year ended June 30, 2023, we incurred a net loss of $2,040,000 and used cash in operating activities of $423,000. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2023 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

Management’s plan is to generate income from operations by continuing to license its technology globally, including our agreements with EW and ABI.

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

Chatsworth, CA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cavitation Technologies, Inc. (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred recurring operating losses, used cash in operations since inception and has a stockholders’ deficit at June 30, 2023. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2013.

/s/ Weinberg & Company, P.A.

Los Angeles, California

October 3, 2023

PCAOB #572

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,2023	June 30, 2022
ASSETS

Current assets:
Cash and cash equivalents	$18,000	$441,000
Accounts receivable	–	1,000
Inventory	–	48,000
Prepaid expenses	–	38,000
Total current assets	18,000	528,000

Property and equipment, net	1,000	4,000
Equity method investment	1,000	1,149,000
Operating lease right-of-use asset	113,000	180,000
Other assets	10,000	10,000
Total assets	$143,000	$1,871,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$120,000	$135,000
Accrued payroll and payroll taxes – related parties	280,000	280,000
Notes payable	5,000	–
Customer advances	391,000	80,000
Operating lease liability, current portion	68,000	63,000
Total current liabilities	864,000	558,000

Notes payable, non-current	145,000	150,000
Operating lease liability, non-current portion	53,000	127,000
Total liabilities	1,062,000	835,000

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and 2022, respectively	–	–
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 284,289,740 and 276,698,831 shares issued and outstanding as June 30, 2023 and 2022, respectively	284,000	277,000
Additional paid-in capital	26,083,000	26,005,000
Accumulated deficit	(27,286,000)	(25,246,000)
Total stockholders' equity (deficit)	(919,000)	1,036,000
Total liabilities and stockholders' equity (deficit)	$143,000	$1,871,000

See accompanying notes to the consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,
	2023	2022

Revenue	$413,000	$1,619,000
Revenue – related party	20,000	46,000
Cost of revenue	(121,000)	(41,000)
Gross profit	312,000	1,624,000

General and administrative expenses	1,195,000	1,728,000
Impairment of equipment	–	178,000
Research and development expenses	3,000	17,000
Total operating expenses	1,198,000	1,923,000

Loss from operations	(886,000)	(299,000)

Other Income (Expense)
Gain on forgiveness of PPP Loan	–	104,000
Loss on settlement of liabilities	–	(371,000)
Loss from equity method investment	(1,148,000)	(48,000)
Interest expense	(6,000)	(5,000)
Other, net	(1,154,000)	(320,000)

Net loss before income taxes	(2,040,000)	(619,000)
Provision for income taxes	–	–
	$(2,040,000)	$(619,000)
Net loss per share,
Basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding,
Basic and diluted	281,693,701	248,736,262

See accompanying notes to the consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED JUNE 30, 2023 AND 2022

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2021	208,267,444	$208,000	$24,008,000	$(24,627,000)	$(411,000)
Common stock issued for cash	12,071,785	12,000	773,000	–	785,000
Cashless exercise of warrants	33,715,228	34,000	(34,000)	–	–
Cashless exercise of options	6,181,818	6,000	(6,000)	–	–
Fair value of warrants granted for services	–	–	40,000	–	40,000
Fair value of common stock issued upon exercise of warrants and options	778,609	1,000	86,000	–	87,000
Fair value of common stock issued for services	4,500,000	5,000	220,000	–	225,000
Fair value of common stock issued to settle liabilities	11,183,947	11,000	918,000	–	929,000
Net loss	–	–	–	(619,000)	(619,000)
Balance at June 30, 2022	276,698,831	277,000	26,005,000	(25,246,000)	1,036,000
Cashless exercise of warrants	4,090,909	4,000	(4,000)	–	–
Fair value of common stock issued for services	3,500,000	3,000	82,000	–	85,000
Net loss	–	–	–	(2,040,000)	(2,040,000)
Balance at June 30, 2023	284,289,740	$284,000	$26,083,000	$(27,286,000)	$(919,000)

See accompanying notes to the consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2023	2022
Operating activities:
Net loss	$(2,040,000)	$(619,000)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	3,000	–
Fair value of common stock issued upon exercise of warrants and options	–	87,000
Fair value of warrants granted for services	–	40,000
Fair value of common stock issued for services	85,000	225,000
Gain on forgiveness of PPP note payable	–	(104,000)
Loss on settlement of liabilities	–	371,000
Impairment of equipment	–	178,000
Inventory reserve	48,000	–
Loss from equity method investment	1,148,000	48,000
Distribution from equity method investment	–	26,000
Effect of changes in:
Accounts receivable	1,000	5,000
Inventory	–	(23,000)
Prepaid expenses	38,000	(38,000)
Operating lease right-of-use assets	67,000	65,000
Accounts payable and accrued expenses	(15,000)	(3,000)
Accrued payroll and payroll taxes – related parties	–	(33,000)
Related party payable	–	(1,000)
Customer advances	311,000	(647,000)
Operating lease liabilities	(69,000)	(61,000)
Net cash used in operating activities	(423,000)	(484,000)

Investing activities:
Capital contribution to equity investment	–	(1,223,000)
Cash used in investing activities	–	(1,223,000)

Financing activities:
Proceeds from sale of common stock	–	785,000
Cash generated from financing activities	–	785,000

Net decrease in cash and cash equivalents	(423,000)	(922,000)

Cash and cash equivalents, beginning of period	441,000	1,363,000
Cash and cash equivalents, end of period	$18,000	$441,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,000	$–
Cash paid for income taxes	$–	$–

Supplemental disclosures of cash flow information:
Liabilities settled with common stock	$–	$558,000

See accompanying notes to the consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2023 AND 2022

Note 1 – Organization and Summary of Significant Accounting Policies

Cavitation Technologies, Inc. (“the Company,” “CTi,” “we,” “us,” and “our”) is a Nevada corporation originally incorporated in January 2007 under the name Bio Energy, Inc. The Company has developed, patented, and commercialized proprietary technology used in our Nano Reactor® and LPN™ liquid processing applications.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in accompanying consolidated financial statements, during the year ended June 30, 2023, the Company incurred a net loss of $2,040,000, used cash in operating activities of $423,000 and had a stockholders’ deficit of $919,000 as of June 30, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from an inability of the Company to continue as a going concern.

As of June 30, 2023, the Company has cash in the amount of $18,000. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management’s plan is to increase revenues by continuing to license its technology globally. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company believes it has enough cash to sustain operations through December, 2023.

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

During the year ended June 30, 2023, the COVID-19 pandemic did not have a material net impact on our operating results. The Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2023 and 2022, the Company had no cash equivalents.

The Company maintains its cash with one domestic financial institution. From time to time, cash balances in this domestic bank may exceed federally insured limits provided by the Federal Deposit Insurance Corporation (“FDIC”) of up to $250,000.

As of June 30, 2023, Company had no deposits in excess of federally insured limit with one bank. The Company believes that no significant concentration of credit risk exists with respect to this cash balances because of its assessment of the creditworthiness and financial viability of this financial institution.

Accounts Receivable

Accounts receivable are generally recorded at the invoiced amounts net of an allowance for expected losses. The Company evaluates the collectability of our trade accounts receivable based on a number of factors. In circumstances where it becomes aware of a specific customer’s inability to meet its financial obligations to us, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount that management believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due trade accounts receivable outstanding. At June 30, 2023 and 2022, management determined no reserve for uncollectible accounts receivable was necessary.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined on a specific item basis. Inventory is composed of finished goods and represents costs incurred to manufacture the Company’s Nano Reactor® systems and LPN™. During the year ended June 30, 2023, the Company recorded a reserve in the amount of $48,000 against inventory which it determined was no longer sellable. There was no inventory balance as of June 30, 2023.

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

Equity Method Investment

The Company accounts for investments in entities in which the Company has significant influence over the entity’s financial and operating policies, but does not control, using the equity method of accounting. The equity method investments are initially recorded at cost, and subsequently increased for capital contributions and allocations of net income, and decreased for capital distributions and allocations of net loss. Equity in net income (loss) from the equity method investment is allocated based on the Company’s economic interest. Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If it is determined that a loss in value of the equity method investment is other than temporary, an impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods, and available information at the time the analysis is prepared. Based on Management’s assessment, the value of its equity method investment was impaired as of June 30, 2023 and as such, recorded an impairment charge of $1,112,000. As of June 30, 2023, the remaining value of its investments was $1,000.

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

As of June 30, 2023, and 2022, the carrying value of certain accounts such as accounts receivable, inventory, accounts payable, accrued expenses and accrued payroll approximates their fair value due to the short-term nature of such instruments.

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

Advertising Costs

Advertising costs, including marketing expense, incurred in the normal course of operations are expensed as incurred. Advertising expenses amounted to $44,000 and $106,000 for the years ended June 30, 2023 and 2022 respectively and was reported as part of General and administrative expenses in the accompanying Consolidated Statements of Operations.

Research and Development Costs

Research and development expenses relate primarily to the development, design, testing of preproduction prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development costs recorded during the years ended June 30, 2023 and 2022 amounted to $3,000 and $17,000, respectively.

Warranty Policy

The Company provides a limited warranty with every set of reactors sold, typically 2 to 5 years. The Company has not experienced significant claims under its warranty policy, and management determined no accrual for warranty reserve was necessary at June 30, 2023 and 2022.

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

There were no adjustments to net (loss) required for purposes of computing diluted earnings per share. At June 30, 2023 and 2022, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of its diluted earnings per share, as their effect would have been anti-dilutive.

	June 30, 2023	June 30, 2022
Options	–	1,250,000
Warrants	53,657,234	61,427,834

Concentrations

During the year ended June 30, 2023, we recorded 95% of our revenue from Desmet Ballestra (Desmet) and 5% from Enviro Watertek, LLC (EW) (see Note 2).

During the year ended June 30, 2022, we recorded 97% of our revenue from Desmet and 3% from EW (see Note 2).

At June 30, 2023 and 2022, 0% and 100%, respectively, of accounts receivable were due from EW.

Segments

The Company operates in one segment for the development and distribution of our products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services and major customers. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base, single sales team, marketing department, customer service department, operations department, finance and accounting department to support its operations and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements.

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

Note 2 – Contracts with Desmet Ballestra

The Company has the following agreements with Desmet Ballestra (Desmet), a company located in Europe:

October 2018 Agreement. The Company signed a three-year global Research and Development (R&D), Marketing and Technology License Agreement with Desmet for the sale and licensing of the Company’s reactors. This agreement was a continuation of an original agreement the Company signed with Desmet in fiscal 2012 and amended in fiscal 2016.

As part of the October 2018 agreement, Desmet provided the Company monthly advances of $50,000 through October 1, 2021, to be applied against the Company’s gross profit share from future sales. In accordance with ASC 606, the Company determined that the gross profit to be earned from Desmet was a variable consideration and evaluated the amount of the potential payments and the likelihood that the payments would be received using the most likely amount approach (subject to the variable consideration constraint). Estimates were available from our distributor which were considered in the determination of the most likely amount. However, given the lack of control over the sale to the end customer and the lack of history of prior sales, the Company considered these as variable revenue constraints, and as such, the amount of gross profit share revenue recognized was limited to the actual amount of cash received under the contract which the Company had determined was not refundable and probable that a significant revenue reversal would not occur. Further, the Company had not been able to develop an expectation of the actual collection based on its historical experience. The Company also had no control with regards to the sale and installation of Nano Reactor® and CTi Nano Neutralization® System, between Desmet and the end customer. This agreement expired in October 2021 and was replaced by the October 2021 agreement, for which, the Company is no longer entitled to revenue from a share of gross profit to be earned from distributors.

In October 2021, the Company executed a three-year agreement with Desmet that is a continuation of the October 2018 agreement. In accordance with ASC 606, the Company recognizes revenue from the sale of reactors at the time of shipment of the Nano reactor hardware as shipment is deemed to be the Company’s only performance obligation and the Company had no more continuing obligation other than the reactor’s two-year standard warranty. Desmet pays for such reactors on credit terms and the amount of a sale is recorded as a receivable upon acceptance by Desmet. In addition, Desmet agreed to provide the Company monthly advances, subject to certain limitations, of $40,000 through October 1, 2024 to be applied against future sales of reactors.

During the year ended June 30, 2023, the Company recorded sales of $413,000 from Nano Reactor® sales from Desmet.

During the year ended June 30, 2022, the Company recorded sales of $592,000 from Nano Reactor® sales from Desmet, and $1,027,000 from gross profit share for a total revenue of $1,619,000 from Desmet.

As part of the Company’s agreement with Desmet, the Company receives cash advances from Desmet for the Company’s share in gross profit from the sale of reactors as well as advance payment for the sale of reactors. The Company initially records the advances received as “customer advances” a liability account, until such time revenue recognition is met. As of June 30, 2021, outstanding balance of customer advances amounted to $727,000.

During the year ended June 30, 2022, advances received from Desmet amounted to $972,000 and revenues totaled $1,619,000. As of June 30, 2022, outstanding advances from Desmet amounted to $80,000.

During the year ended June 30, 2023, advances received from Desmet amounted to $724,000 and revenues totaled $413,000. As of June 30, 2023, outstanding advances from Desmet amounted to $391,000.

Note 3 - Investment in Equity Method Investments

In April 2019, the Company and an unrelated entity, Delaware Water Company, LLC (Delaware) formed a limited liability company called Enviro WaterTek LLC (“Enviro”). Enviro is owned 50% by the Company and 50% by Delaware, and the Company accounts for its investment in Enviro under the equity method in accordance with ASC 323 as the Company’s investments in Enviro, an unconsolidated entity and for which it has the ability to exercise significant influence but not control. From inception up to June 30, 2023, Enviro had no operations.

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

During the year ended June 30, 2022, the Company recorded total revenues from Ameredev of $46,000, made up of $33,000 from the sale of reactors, and $13,000 from usage fees. During the year ended June 30, 2022, the Company recognized a loss of $48,000 related to the equity method investment. As of June 30, 2022, balance of equity method investment amounted to $1,149,000.

During the year ended June 30, 2023, the Company recorded total revenues from Ameredev of $20,000 from usage fees. In addition, the Company also recorded a loss from equity method investment of $36,000 to account for the Company’s 30% share in the net loss of Ameredev.

Based upon the operations of Ameredev and the facts and circumstance of the industry it operates, due to a number of factors, Management has concluded that it was no longer possible to determine reasonable and objectively supportable projections and estimates with regards to the recoverability of the equity method investment. As such, at June 30, 2023, the Company determined the equity method investment was impaired and recorded an additional $1,112,000 in loss to its investment. Total loss from equity method investment for the year ended June 30, 2023 was $1,148,000.

The following table summarizes the activity of the Company’s equity method investment:

Equity Method Investment
Balance at June 30, 2021	$–
Contributions to equity method investment	1,223,000
Loss from Company’s 30% share in the net loss of Ameredev	(48,000)
Distribution from equity method investment	(26,000)
Balance at June 30, 2022	1,149,000
Loss from Company’s 30% share in the net loss of Ameredev	(36,000)
Impairment of equity method investment	(1,112,000)
Distribution from equity method investment	–
Balance at June 30, 2023	$1,000

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	June 30,	June 30,
	2023	2022

Lease costs:
Operating lease (included in general and administrative in the Company’s consolidated statement of operations)	$76,000	$78,000

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$72,000	$72,000

Weighted average remaining lease term – operating leases (in years)	1.6	2.6
Average discount rate – operating leases	4%	4%

The supplemental balance sheet information related to leases for the period is as follows:
Long-term right-of-use assets	$113,000	$180,000

Short-term operating lease liabilities	$68,000	$63,000
Long-term operating lease liabilities	53,000	127,000
Total operating lease liabilities	$121,000	$190,000

Supplemental cash flow information related to the lease liabilities are as follows:

Operating
Year Ending June 30:	Lease
2024	$78,000
2025	53,000
Total lease payments	131,000
Less: Imputed interest/present value	(10,000)
Present value of lease liabilities	$121,000

Note 5 - Property and Equipment

Property and equipment consist of the following as of June 30, 2022 and 2021:

	June 30,	June 30,
	2023	2022

Leasehold improvement	$2,000	$2,000
Furniture	27,000	27,000
Office equipment	2,000	2,000
Equipment	306,000	306,000
Systems	187,000	187,000
	524,000	524,000
Less: accumulated depreciation and amortization	(523,000)	(520,000)
Property and equipment, net	$1,000	$4,000

Depreciation expense for the years ended June 30, 2023 and 2022 amounted to $3,000 and $0, respectively and was recorded as part of General and Administrative expenses in the accompanying Consolidated Statements of Operations.

In June 2022, the Company determined to cease further development and construction of certain testing equipment and a result, the Company wrote-down certain capitalized equipment costs of $178,000.

Note 6 – Related Party Transactions

At June 30, 2021, accrued salaries and estimated payroll taxes due to current and former officers of the Company totaled $667,000. During the year ended June 30, 2022, the Company paid $27,000 of accrued payroll expenses, reduced estimated payroll taxes by $44,000, and transferred $316,000 to an unrelated party, which was subsequently settled through the issuance of 6,855,700 shares of common stock (see Note 8). As of June 30, 2023 and 2022, the outstanding balance of accrued payroll and payroll taxes-related parties totaled $280,000 for both periods presented.

Note 7 – Notes Payable

	June 30,	June 30,
	2022	2022

A. Note Payable - PPP#2	$–	$–
B. Note Payable - EIDL	150,000	150,000
Total	$150,000	$150,000

A.	On March 26, 2021, the Company was granted a of $104,000 (PPP #2) pursuant to the PPP that was scheduled to mature in March 2026. PPP #2 loan had an interest rate of 1% per annum, was unsecured, and guaranteed by the Small Business Administration (the “SBA”). In July 2021, the SBA approved the forgiveness of PPP #2 loan of $104,000, and we recognized a gain on extinguishment of PPP #2 loan of $104,000 during the year ended June 30, 2022.

B.	In July 2020, the Company received a loan of $150,000 from the SBA under its Economic Injury Disaster Loan (EIDL) assistance program. The EIDL loan is payable over 30 years, bears interest at a rate of 3.75% per annum and secured by all tangible and intangible property of the Company. As of June 30, 2021 and 2022, the outstanding balance of the note payable was $150,000, respectively.

Pursuant to the terms of the SBA EIDL loan agreement, the Company is required to make monthly installment payments of approximately $700 starting in July 2021. However, the Company was not able to pay the required monthly installment due from July 2021 to April 2023.

In May 2023, the Company was able to cure the payment delay with the SBA. As a result, the Company paid a total of $3,000 which was first applied as a partial payment to accrued interest of approximately $14,000. In addition, the Company also started paying the monthly installment of $700 in July, 2023. This payment and any additional payments will be applied as a partial payment to accrued interest until the Company becomes current with the interest due. This is pursuant to the instruction of the SBA.

As of June 30, 2023, the outstanding loan balance of the loan amounted to $150,000 and accrued interest of $14,000 which is reported as part of Accounts Payable and Accrued Expenses in the accompanying Balance Sheet.

Note 8 - Stockholders’ Equity (Deficit)

Preferred Stock

On March 17, 2009, the Company filed an Amended and Restated Articles of Incorporation and created two new series of preferred stock, the first of which is designated Series A Preferred Stock and the second of which is designated as Series B Preferred Stock. The total number of shares of Common Stock which this corporation has authority to issue is 1,000,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock of which 5,000,000 shares are designated as Series A Preferred Stock, and 5,000,000 shares are designated as Series B Preferred Stock, with the rights, preferences and privileges of the Series B Preferred Stock to be designated by the Board of Directors. Each share of Common Stock and Preferred Stock has a par value of $0.001. As of June 30, 2023, and 2022, there are no shares of Series A or Series B Preferred Stock issued and outstanding.

Common Stock

Year Ending June 30, 2023

During the year ended June 30, 2023, the Company issued 3,500,000 shares of common stock with a fair value of $85,000 for services provided to the Company. These shares of common stock were valued based on the closing price of the Company’s common stock on the date the Company entered into the agreement related to the issuance.

Year Ending June 30, 2022

During the year ended June 30, 2022, the Company issued 12,071,785 shares of common stock and 12,071,785 fully vested warrant to purchase common stock over a period of 5 years with an exercise price of $0.09 per share in exchange for net cash proceeds of $785,000.

During the year ended June 30, 2022, the Company issued 33,715,228 shares of common stock to warrant holders who exercised their 50,110,000 warrants on a cashless basis.

During the year ended June 30, 2022, the Company issued 6,181,818 shares of common stock to option holders who exercised their 8,500,000 options on a cashless basis.

During the year ended June 30, 2022, the Company issued 778,609 shares of common stock with a fair value of $87,000 to the warrant and option holders who exercised their cashless exercise options above. These shares of common stock were valued based on the closing price of the Company’s common stock on the date the shares were issued.

During the year ended June 30, 2022, the Company issued 4,500,000 shares of common stock to consultants and employees valued at $225,000 for services rendered. These shares of common stock were valued based on the closing price of the Company’s common stock on the date the Company entered into the agreement related to the issuance.

During the year ended June 30, 2022, the Company issued 6,855,700 shares of common stock with a fair value of $718,000 to settle $316,000 of liabilities related to former accrued payroll (see Note 6) and $31,000 of additional liabilities. A loss on settlement of $371,000 was recognized. In addition, during the year ended June 30, 2022, the Company issued 4,328,247 shares of common stock with a fair value of valued at $211,000 to settle outstanding liabilities of $211,000. These shares of common stock were valued based on the closing price of the Company’s common stock on the date the Company entered into the agreements related to such issuance.

Stock Options

The Company has not adopted a formal stock option plan. However, it has assumed outstanding stock options resulting from the acquisition of its wholly owned subsidiary, Hydrodynamic Technology, Inc. In addition, the Company has made periodic non-plan grants. A summary of the stock option activity from June 30, 2023 and 2022 is as follows:

	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)

Outstanding at June 30, 2021	11,000,000	$0.03	6.07
- Granted	–	–	–
- Forfeited	–	–	–
- Exercised	(8,500,000)	0.03	6.07
- Expired	(1,250,000)	0.03	–
Outstanding at June 30, 2022	1,250,000	$0.03	0.43
- Granted	–	–	–
- Forfeited	–	–	–
- Exercised	–	–	–
- Expired	(1,250,000)	0.03	–
Outstanding at June 30, 2023	–	$–	–

Warrants

A summary of the Company’s warrant activity and related information from as of June 30, 2023 and 2022 is as follows.

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)

Outstanding at June 30, 2021	98,966,049	$0.07	4.49
- Granted	12,571,785	0.09	5.00
- Exercised	(50,110,000)	–	–
- Expired	–	–	–
Outstanding at June 30, 2022	61,427,834	0.09	2.81
- Granted	–	–	–
- Exercised	(7,500,000)	0.05	–
- Expired	(270,600)	0.05	–
Outstanding at June, 2023 vested and exercisable	53,657,234	$0.09	2.18

There was no intrinsic value of the outstanding warrants as of June 30, 2023, as the exercise price of these warrants were greater than the market price. The following table summarizes additional information concerning warrants outstanding and exercisable at June 30, 2023.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.03 - 0.04	10,855,918	3.30	$0.03	10,855,918	3.30
$0.09	23,841,323	3.01	$0.09	23,841,323	3.01
$0.12	18,959,993	0.49	$0.12	18,959,993	0.49
	53,657,234			53,657,234

Year Ending June 30, 2023

During the year ended June 30, 2023, the Company issued 4,090,909 shares of common stock upon cashless exercise of 7,500,000 warrants.

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
2022

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

Note 9 - Income Taxes

For the years ended June 30, 2023 and 2022, the Company recorded no provision for income taxes due to the Company’s taxable net loss position and available Federal and State net operating loss (NOL) carryforwards that are available to reduce taxable income.

A reconciliation of the effective income tax to statutory US federal income tax is as follows:

	June 30,	June 30,
	2023	2022
Federal statutory rate	(21)%	(21)%
State income taxes, net of Federal benefit	(7)%	(7)%
Valuation allowance	28%	28%
Income tax provision	–	–

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The components of deferred tax assets are presented below.

At June 30, 2023, the Company had available Federal NOL carryforwards of approximately $12.5 million that are available to reduce future taxable income. The Federal NOL carry forward expires through 2037. The NOLs are subject to statutory limitations under Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carry forwards.

During the year ended June 30, 2023 and 2022, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards due to recurring operating losses. Based on their valuation, the Company determined that the net deferred tax assets, do not meet the requirements to realize, and as such, the Company has provided a full valuation allowance against them.

At June 30, 2023 and 2022, significant component of the Company’s deferred tax assets and liabilities are as follows:

	June 30,	June 30,
	2023	2022
Net Operating loss carryforwards	$3,505,000	$3,063,000
Stock compensation expense	962,000	938,000
Total net deferred tax assets	4,467,000	4,001,000
Less valuation discount	(4,467,000)	(4,001,000)
Net deferred tax assets	$–	$–

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

Note 10 – Commitments and Contingencies

Royalty Agreements

On July 1, 2008, the Company’s wholly owned subsidiary entered into Patent Assignment Agreements with two parties, its President as well as its former Chief Executive Officer (CEO) and current Technology Senior Manager, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and former CEO/ current Technology Senior Manager have been assigned to the Company. In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of the President and former CEO/ current Technology Senior Manager for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010. The Company’s former CEO/ current Technology Senior Manager and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2023 and 2022.

On April 30, 2008 (as amended November 22, 2010), the Company’s wholly owned subsidiary entered into an employment agreement with the Director of Chemical and Analytical Department (the “Inventor”) providing that the Inventor shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of June 30, 2023, and 2022 no patents have been granted in which this person is the legally named inventor.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of June 30, 2023.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal controls and procedures, (as defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the year ended June 30, 2023. Management conducted as assessment of our internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Our management concluded that as of June 30, 2023, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of June 30, 2023:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Person	Age	Position

Naum Voloshin	60	President, PEO, Principal Accounting Officer Secretary and Director
Peter N. Christos	66	Director
James Fuller	83	Director
Jerry Bailey PhD	83	Director

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

Peter N. Christos. Mr. Christos has over 30 years of Wall Street experience in corporate finance, serving on the boards of numerous private and listed companies, managing, and advising large scale enterprises as well as early-stage start-ups.

Family Relationships

Roman Gordon is a founder and current Global Technology Manger of the Company. He was a former member of the Company’s Board of Directors and Chief Technology Officer up to July 15, 2016. He is also the brother of Mr. Igor Gorodnitsky, our former President, Principal Executive Officer and member of the Company’s Board of Directors.

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to us during fiscal 2020 updated forms were filed, ended June 30, 2023, there were no delinquent forms filed during the year.

Director Independence

Although our common stock is not listed on a national securities exchange, for purposes of independence we use the definition of independence applied by the NASDAQ stock market. The Board has determined that Mr. Fuller, Mr. Bailey and Mr. Christos are all ” independent” in accordance with such definition. Mr. Voloshin is not independent due to his current positions with the Company.

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

ITEM 11. Executive Compensation.

Summary Compensation Table

The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the years ended June 30, 2023 and 2022 by our “named executive officers,” consisting of (i) each individual serving as principal executive officer, and (ii) our Chief Financial Officer/Chief Operating Officer, our other executive officer.

	Year	Salary	Bonus	Stock Awards (1)	Warrant Awards	Non-Equity Incentive Plan Compen- sation	Changes in Pension Value and Non-Qualified Deferred Compen- sation	All Other Compen- sation	Totals
Naum Voloshin	2023	$203,140	$–	$–	$–	$–	$–	$–	$203,140
Principal Executive & Principal Accounting Officer	2022	$207,746	$–	$200,000	$–	$–	$–	$–	$407,746

James W. Creamer Chief Financial Officer (1)	2023	$32,645	$–	$–	$–	$–	$–	$–	$32,645

(1)	Mr. Creamer was named the Company’s Chief Financial Officer on October 21, 2022 and resigned from that position on September 14, 2023. Mr. Creamer continues to offer consulting services to the Company but is no longer an officer.

Outstanding Equity Awards at Fiscal Year-End

The table below reflects all outstanding equity awards made to each of the named executive officers that are outstanding as of June 30, 2023.

	Restricted Stock Awards
Name	Restricted Stock grant date	Number of securities Underlying Restricted Stock Awards # Exercisable	Number of securities Underlying Restricted Stock Awards # Unexercisable	Restricted Stock Awards Grant Price
Naum Voloshin	6/21/2022	4,000,000	–	0.05
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

2023 Director Compensation

The following table sets forth information for the fiscal year ended June 30, 2023 regarding the compensation of our directors who at June 30, 2023 were not also named executive officers.

	Fees			Non-equity
	Earned			inventive	Non-qualified
	or paid	Stock	Option	plan	deferred	All other
	in cash	Awards	Awards	compensation	compensation	compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)

James Fuller (1)	$–	$–	$–	$–	$–	$–	$–
Jerry Bailey	$–	$–	$–	$–	$–	$–	$–
Peter Christos	$–	$–	$–	$–	$–	$–	$–

As of June 30, 2022, the following table sets forth the number of aggregate outstanding option awards held by each of our directors who were not also named executive officers:

Aggregate
Number of
Name	Option Awards
–

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding the beneficial ownership of our common stock as of September 26, 2023, (the “Evaluation Date”) by: (i) each of our current directors, (ii) each of our named executive officers, and (iii) all such directors and executive officers as a group. We know of no other person or group of affiliated persons who beneficially own more than five percent of our common stock. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 284,289,740 shares outstanding as of the Evaluation Date, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable within 60 days of the Evaluation Date. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

		Amount and
		Nature of
		Beneficial	Percent of
Name of Beneficial Owner		Ownership	Class (1)
Naum Voloshin	(2)	10, 212,390	3.6%
President, Principal Executive Officer, Principal Accounting Officer and Director

James Fuller	(3)	2,337,500	1.0%
Chairman of Audit Committee, Director

Naum Voloshin	(4)	10, 212,390	3.7%
Principal Accounting Officer

Dr. Gerald Bailey	(5)	400,000	*
Director

Directors and Officers		27,377,571	4.5%
(as a group, four individuals)

*	Less than 1%
(1)	Unless otherwise set forth below, the mailing address of Executive Officers, Directors and 5% or greater holders is in care of the Company.
(2)	Consists of 10,212,390 shares of common stock, including 4,000,000 restricted shares granted to Mr. Voloshin on June 21, 2022.
(3)	Consists of 837,500 shares of common stock and warrants exercisable for 1,500,000 shares of common stock, all of which are vested.
(4)	Consists of 10,212,390 shares of common stock, including 4,000,000 restricted shares granted to Mr. Voloshin on June 21, 2022.
(5)	Consists of warrants exercisable for 400,000 shares of common stock.

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

Accrued Payroll and Payroll Taxes

As of June 30, 2023, and 2022, the Company had accrued unpaid salaries to officers and former officers amounting to $247,000 for both periods presented.

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

ITEM 14.  Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Weinberg & Company, P.A. for the years ended June 30, 2022 and 2021. All fees described below were approved by the Board:

	June 30, 2023	June 30, 2022

Audit Fees and Expenses (1)	$87,000	$112,000
Audit Related Fees (2)	$–	$–
All Other Fees	$20,000	$15,000

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

(2)	The audit related fees were for professional services rendered for additional filing for registration statements and forms with the SEC.

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

SIGNATURE	TITLE	DATE

/s/ N. Voloshin	President; Member of Board of Directors	October 3, 2023
N. Voloshin	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	October 3, 2023
N. Voloshin	(Principal Financial Officer)

/s/ James Fuller	Audit Committee Chairman,	October 3, 2023
James Fuller	Independent Financial Expert

/s/ Dr. Gerald Bailey	Independent Director	October 3, 2023
Dr. Gerald Bailey

/s/ Peter N Christos	Independent Director	October 3, 2023
Peter N. Christos

