Form 10-Q
period 2023-09-30
Cavitation Technologies, Inc.
filed 2023-11-01
CIK 1376793

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, the issuer had 284,289,740 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements.

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2023	2023
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$140,000	$18,000
Total current assets	140,000	18,000

Property and equipment, net	1,000	1,000
Equity method investment	1,000	1,000
Operating lease right of use asset, net	95,000	113,000
Other assets	10,000	10,000
Total assets	$247,000	$143,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$144,000	$120,000
Accrued payroll and payroll taxes due to officers	326,000	280,000
Note payable	5,000	5,000
Operating lease liability, current portion	68,000	68,000
Advances from distributor	695,000	391,000
Total current liabilities	1,238,000	864,000

Note payable, non-current	145,000	145,000
Operating lease liability, non-current portion	34,000	53,000
Total liabilities	1,417,000	1,062,000

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	–	–
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 284,289,740 shares issued and outstanding as of September 30, 2023 and June 30, 2023	284,000	284,000
Additional paid-in capital	26,083,000	26,083,000
Accumulated deficit	(27,537,000)	(27,286,000)
Total stockholders' deficit	(1,170,000)	(919,000)
Total liabilities and stockholders' deficit	$247,000	$143,000

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

AS OF SEPTEMBER 30, 2023 AND 2022

	For the Three Months Ended
	September 30,
	2023	2022
	(unaudited)	(unaudited)

Revenue	$–	$244,000
Revenue from joint venture	–	17,000
Total revenue	–	261,000

Cost of revenue	–	(50,000)
Gross profit	–	211,000

General and administrative expenses	214,000	265,000
Research and development expenses	36,000	–
Total operating expenses	250,000	265,000

Loss from operations	(250,000)	(54,000)

Other expense:
Loss from equity method investment	–	(18,000)
Interest expense	(1,000)	(1,000)

Net Loss	$(251,000)	$(73,000)

Net Loss per share, Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, Basic and diluted	284,289,740	276,698,831

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited)
AS OF SEPTEMBER 30, 2023 AND 2022

	Three Months Ended September 30, 2023 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2023	284,289,740	$284,000	$26,083,000	$(27,286,000)	$(919,000)
Net loss	–	–	–	(251,000)	(251,000)
Balance at September 30, 2023	284,289,740	$284,000	$26,083,000	$(27,537,000)	$(1,170,000)

	Three Months Ended September 30, 2022 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2022	276,698,831	$277,000	$26,005,000	$(25,246,000)	$1,036,000
Net loss	–	–	–	(73,000)	(73,000)
Balance at September 30, 2022	272,701,844	$272,000	$25,810,000	$(25,319,000)	$963,000

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended September 30,
	2023	2022

Net loss	$(251,000)	$(73,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on forgiveness of note payable	–	18,000
Effect of changes in:
Accounts receivable	–	(17,000)
Operating lease right of use asset	18,000	17,000
Accounts payable and accrued expenses	24,000	4,000
Accrued payroll and payroll taxes due to officers	46,000	–
Advances from distributor	304,000	(44,000)
Operating lease liability	(19,000)	(17,000)
Prepaid expenses	–	38,000
Net cash provided by (used in) operating activities	122,000	(74,000)

Net increase (decrease) in cash and cash equivalents	122,000	(74,000)

Cash and cash equivalents, beginning of period	18,000	441,000
Cash and cash equivalents, end of period	$140,000	$367,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,000	$–
Cash paid for income taxes	$–	$–

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three months ended September 30, 2023 and 2022

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America (“U.S.”) and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three months ended September 30, 2023 are not indicative of the results that may be expected for the fiscal year ending June 30, 2024. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2023 filed on October 3, 2023. The condensed consolidated balance sheet as of June 30, 2023 has been derived from the audited financial statements included in the Form 10-K for that year.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in accompanying consolidated financial statements, during the three months ended September 30, 2023, the Company incurred a net loss of $251,000 and had a stockholders’ deficit of $1,170,000 as of September 30, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2023, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from an inability of the Company to continue as a going concern.

As of September 30, 2023, the Company has cash in the amount of $140,000. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management’s plan is to increase revenues by continuing to license its technology globally. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company believes it has enough cash to sustain operations through December, 2023.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in impairment analysis for fixed assets, accrual of potential liabilities, deferred tax assets and valuing our stock options, warrants, and common stock issued for services, among other items. Actual results could differ from these estimates.

Revenue Recognition

The Company follows the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients. Revenue from sale of our Nano Reactors is recognized when products are shipped from our manufacturing facilities as this is our sole performance obligation under these contracts and we have no continuing obligation to the customer.. In addition, the Company also recognizes revenues from usage fees of certain reactors. Usage fees are recognized based on actual usage by the customer.

Equity Method Investment

The Company accounts for investments in entities in which the Company has significant influence over the entity’s financial and operating policies, but does not control, using the equity method of accounting. The equity method investments are initially recorded at cost, and subsequently increased for capital contributions and allocations of net income, and decreased for capital distributions and allocations of net loss. Equity in net income (loss) from the equity method investment is allocated based on the Company’s economic interest. Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If it is determined that a loss in value of the equity method investment is other than temporary, an impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods, and available information at the time the analysis is prepared. As of September 30, 2023 and June 30, 2023, the carrying value of its equity method investments was $1,000 for both periods presented.

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

There were no adjustments to net (loss) required for purposes of computing diluted earnings per share. At September 30, 2023 and September 30, 2022, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of its diluted earnings per share, as their effect would have been anti-dilutive.

	September 30, 2023	June 30, 2023
Options	–	1,250,000
Warrants	53,657,234	53,657,234

Concentrations

Cash - cash is deposited in one financial institution. The balances held at this financial institution at times may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits of up to $250,000.

Accounts Payable and Accrued Expenses – two vendors accounted for 22% and 30% of accounts payable and accrued expenses as of September 30, 2023, respectively. Two vendors accounted for 52% and 36% of accounts payable and accrued expenses as of June 30, 2023.

Revenues – during the three-month period ended September 30, 2022, 93% of revenues were from Desmet.

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

On September 30, 2023 and June 30, 2023, the fair values of cash and cash equivalents, accounts payable and accrued expenses, and accrued payroll and payroll taxes approximate their carrying values due to their short-term nature.

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

Note 2 - Contracts with Desmet Ballestra Group

October 2021, the Company executed a three-year agreement with Desmet Ballestra (Desmet), a company located in Europe. This agreement is a continuation of the October 2018 agreement that expired also in October 2021. In accordance with ASC 606, the Company recognizes revenue from the sale of reactors at the time of shipment of the Nano reactor hardware as shipment is deemed to be the Company’s only performance obligation and the Company had no more continuing obligation other than the reactor’s two-year standard warranty. Desmet pays for such reactors on credit terms and the amount of a sale is recorded as a receivable upon acceptance by Desmet.

During the three months ended September 30, 2022, the Company recorded sales of $244,000 from Nano Reactor® sales from Desmet.

During the three months ended September 30, 2023 there were no sales from Nano Reactor to Desmet.

As part of the October 2021 agreement with Desmet, the Company also receives cash advances of $40,000 per month, subject to certain limitations, as advance payment for the sale of reactors. The Company initially records the advances received as “advances from distributor” a liability account, until such time revenue recognition is met. As of June 30, 2023, outstanding balance of customer advances amounted to $391,000.

During the three months ended September 30, 2023, advances received from Desmet amounted to $304,000.

As of September 30, 2023, outstanding advances from Desmet amounted to $695,000.

Note 3 - Investment in equity method investment

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

As of September 30, 2023 and June 30, 2023, the balance of the equity method investment amounted to $1,000, for both periods presented.

During the three months ended September 30, 2022, the Company recognized a loss of $17,000 related to the equity method investment. There was no similar transaction during the period ended September 30, 2023

Note 4 – Operating Lease

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	September 30,	September 30,
	2023	2022

Lease costs:
Operating lease (included in general and administrative in the Company’s consolidated statement of operations)	$19,000	$19,000

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$17,000	$19,000

Weighted average remaining lease term – operating leases (in years)	1.3	2.3
Average discount rate – operating leases	4%	4%

The supplemental balance sheet information related to leases for the period is as follows:
Long-term right-of-use assets	$95,000	$163,000

Short-term operating lease liabilities	$68,000	$63,000
Long-term operating lease liabilities	34,000	110,000
Total operating lease liabilities	$102,000	$173,000

Supplemental cash flow information related to the lease liabilities are as follows:

Operating
Year Ending June 30:	Lease
2024 (remaining 9 months)	$59,000
2025	47,000
Total lease payments	106,000
Less: Imputed interest/present value	(4,000)
Present value of lease liabilities	$102,000

Note 5 – Related Party Transactions

Accrued Payroll and Payroll Taxes

In prior periods, the Company accrued salaries and estimated payroll taxes due to a former officer of the Company. As a June 30, 2023, total accrued payroll and payroll taxes-related parties amounted $280,000.

During the three months ended September 30, 2023, the Company accrued the payroll of an officer of the Company amounting to $46,000.

As of September 30, 2023, total accrued payroll and payroll taxes-related parties amounted to $326,000.

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

In May 2023, the Company was able to cure the payment delay with the SBA and started paying the monthly installment due of approximately $700. As part of the agreement, all payments will be first applied to accrued interest until the Company becomes current with the interest due. At September 30, 2023 and September 30, 2022 approximately $13,000 of accrued interest is included in accounts payable and accrued expenses.

As of September 30, 2023 and June 30, 2023, the outstanding loan balance amounted to $150,000, respectively.

Note 7 - Stockholders' Equity

Stock Warrants

A summary of the Company's warrant activity and related information for the three months ended on September 30, 2023 is as follows:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)

Outstanding at June 30, 2023	53,657,234	$0.09	1.82
Granted	–	–	–
Exercised	–	–	–
Expired	–	–	–
Outstanding at September 30, 2023 vested and exercisable	53,927,834	$0.09	1.57

There was no intrinsic value of the outstanding warrants as of September 30, 2023, as the exercise price of these warrants were greater than the market price. The following table summarizes additional information concerning warrants outstanding and exercisable at September 30, 2023.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.03 - 0.05	11,126,518	3.04	$0.03	11,126,518	3.04
0.09	23,841,323	2.76	0.09	23,841,323	2.76
$0.12	18,959,993	0.24	$0.12	18,959,993	0.24
	53,927,834			53,927,834

Note 8 - Commitments and Contingencies

Royalty Agreements

On July 1, 2008, the Company entered into Patent Assignment Agreements with two parties, our President and Technology Development Supervisor, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and the Technology Development Supervisor have been assigned to the Subsidiary. In exchange, the Subsidiary agreed to pay a royalty of 5% of gross revenues to each of the President and Technology Development Supervisor for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by Cavitation Technologies on May 13, 2010 from its subsidiary. The Company's President and Technology Development Supervisor both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through September 30, 2023.

On April 30, 2008 and as amended on November 22, 2010, our wholly owned subsidiary entered into an employment agreement with our former Director of Chemical and Analytical Department (the “Inventor”) to receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of September 30, 2023 no patents have been granted in which this person is the legally named inventor.

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

Results of Operations

Results of Operations for the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

The following is a comparison of our results of operations for the three months ended September 30, 2023 and 2022.

	For the Three Months Ended
	September 30,
	2023	2022	$ Change	% Change

Revenue	$–	$244,000	$(244,000)	(100)%
Revenue from related party	–	17,000	(17,000)	(100)%
Cost of revenue	–	(50,000)	50,000	(100)%
Gross profit	–	211,000	(211,000)	(100)%

General and administrative expenses	214,000	265,000	(51,000)	(19)%
Research and development expenses	36,000	–	36,000	100%
Total operating expenses	250,000	265,000	(15,000)	(6)%
Loss from operations	(250,000)	(54,000)	(196,000)	363%
(Loss) Income from equity method investment	–	(18,000)	18,000	(100)%
Interest expense	(1,000)	(1,000)	–	0%
Net loss	$(251,000)	$(73,000)	$(178,000)	244%

Revenue

The Company generates revenues from the sale of the Nano Reactor® to customers/distributor. Additionally, the Company generates revenues from its equity method investment, specifically fees from usage of reactors or usage fees.

During the three months ended September 30, 2023 we recorded no revenues compared to $244,000 for the three months ended September 30, 2022. Revenues decreased since the Company did not ship any purchase orders for Desmet during the current period compared to three purchase orders received in prior period. In addition, the Company also recognized usage fees of $17,000 during the prior period while none during the current period.

Cost of Revenue

During the three months ended September 30, 2023 and 2022, we recorded no cost of sales compared to $50,000 during the same period in prior year, which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the three months ended September 30, 2023 amounted to $214,000 compared with $265,000 for the same period in 2022, a decrease of $51,000 or 19%. Decrease in general and administrative expense are related to salaries and professional fees.

Research and development (R&D) expenses for the three months ended September 30, 2023 and 2022 were $36,000 and $0, respectively. During the three months ended September 30, 2023, the Company began another R&D project consisting of the design and manufacture of an experimental installation for plasma activation of water by generating a plasma discharge in a water stream.

Other income (expense)

Other income (expense) for the three months ended September 30, 2023 amounted to $(1,000) of interest expense. For the three months ended September 30, 2022 other income (expense) amounted to $(1,000) of interest expense and loss from equity method investment of $(18,000).

Liquidity and Capital Resource

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in accompanying consolidated financial statements, during the three months ended September 30, 2023, the Company incurred a net loss of $251,000 and had a stockholders’ deficit of $1,170,000 as of September 30, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2023, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from an inability of the Company to continue as a going concern.

As of September 30, 2023, the Company has cash in the amount of $140,000. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management’s plan is to increase revenues by continuing to license its technology globally. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company believes it has enough cash to sustain operations through December, 2023.

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

Cash Flow

Net cash provided by operating activities during the three months ended September 30, 2023 amounted to $122,000 compared to net cash used in operating activities of $74,000 for the same period in fiscal 2022. Funding for the operating activities was provided primarily by sales of our systems to Desmet, advances from distributor and cash reserve.

Critical Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. Significant estimates are used for allowance for impairment analysis for property and equipment, accrual of potential liabilities, valuation allowance for deferred tax assets, and assumption in valuing our stock options, warrants, and common stock issued for services, among other items. Actual results could differ from these estimates.

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

ITEM 4. Controls and Procedures.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of September 30, 2023 the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the first quarter of fiscal 2023 that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceeding against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits, Financial Statement Schedules.

			Incorporated by Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form	Pd. Ending	Exhibit	Filing Date

3(i)(a)	Articles of Incorporation - original name of Bioenergy, Inc.		SB-2	N/A	3.1	October 19, 2006
3(i)(b)	Articles of Incorporation - Amended and Restated		10-Q	December 31, 2008	3-1	February 17, 2009
3(i)(c)	Articles of Incorporation - Amended and Restated		10-Q	June 30, 2009	3-1	May 14, 2009
3(i)(d)	Articles of Incorporation - Amended; increase in authorized shares		8-K	N/A	N/A	October 29, 2009
3(i)(e)	Articles of Incorporation - Certificate of Amendment; forward split		10-Q	December 31, 2009	3-1	November 16, 2009
10.1	Patent Assignment Agreement between the Company and Roman Gordon dated July 1, 2008		8-K	June 30, 2009	10.1	May 18, 2010
10.2	Patent Assignment Agreement between the Company and Igor Gorodnitsky dated July 1, 2008		8-K	June 30, 2009	10.2	May 18, 2010
10.3	Assignment of Patent Assignment Agreement between the Company and Roman Gordon		8-K	June 30, 2009	10.3	May 18, 2010
10.4	Assignment of Patent Assignment Agreement between the Company and Igor Gorodnitsky		8-K	June 30, 2009	10.4	May 18, 2010
10.5	Employment Agreement between the Company and Roman Gordon date March 17, 2008		10K/A	June 30, 2009	10.3	October 20, 2011
10.6	Employment Agreement between the Company and Igor Gorodnitsky dated March 17, 2008		10K/A	June 30, 2009	10.4	October 20, 2011
10.7	Employment and Confidentiality and Invention Assignment Agreement between the Company and Varvara Grichko dated April 30, 2008		10-Q	December 31, 2010	10.3	February 11, 2011
10.8	Board of Director Agreement - James Fuller		10-Q	December 31, 2011	10.12	October 20, 2011
10.9	Technology and License Agreement with Desmet Ballestra dated 14 May 2012		10-K	June 30, 2012	10.1	October 15, 2012
10.10	Short Term Loan Agreement - CEO		10-K	June 30, 2012	10.11	October 15, 2012
10.11	Loan Agreement - Desmet Ballestra - Oct. 26, 2010
14.1	Code of Business Conduct and Ethics*		10-K	June 30, 2011	14.1	September 28, 2011
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101)

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

SIGNATURE	TITLE	DATE

/s/ N. Voloshin	President; Member of Board of Directors	November 1, 2023
N. Voloshin	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	November 1, 2023
N. Voloshin	(Principal Financial Officer)

