Form 10-Q
period 2023-12-31
Cavitation Technologies, Inc.
filed 2024-02-14
CIK 1376793

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant by reference to the price at which the common equity was last sold, or of the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,465,000 as of December 31, 2023 based on the closing price of $0.02 per share and 273,239,850 shares outstanding.

As of February 10, 2024 the issuer had 284,289,740 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements.

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2023	2023
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,000	$18,000
Total current assets	7,000	18,000

Property and equipment, net	–	1,000
Equity method investment	1,000	1,000
Operating lease right of use asset, net	78,000	113,000
Other assets	10,000	10,000
Total assets	$96,000	$143,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$121,000	$120,000
Accrued payroll and payroll taxes due to officers	372,000	280,000
Note payable	5,000	5,000
Operating lease liability, current portion	71,000	68,000
Advances from distributor	555,000	391,000
Total current liabilities	1,124,000	864,000

Note payable, non-current	145,000	145,000
Operating lease liability, non-current portion	13,000	53,000
Total liabilities	1,282,000	1,062,000

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively	–	–
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 284,289,740 shares issued and outstanding as of December 31, 2023 and June 30, 2023	284,000	284,000
Additional paid-in capital	26,083,000	26,083,000
Accumulated deficit	(27,553,000)	(27,286,000)
Total stockholders' deficit	(1,186,000)	(919,000)
Total liabilities and stockholders' deficit	$96,000	$143,000

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

AS OF DECEMBER 31, 2023 AND 2022

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$192,000	$58,000	$192,000	$303,000
Revenue from joint venture	–	–	–	17,000
Total revenue	192,000	58,000	192,000	320,000

Cost of revenue	(34,000)	(13,000)	(34,000)	(62,000)
Gross profit	158,000	45,000	158,000	258,000

General and administrative expenses	172,000	332,000	386,000	598,000
Research and development expenses	–	–	36,000	–
Total operating expenses	172,000	332,000	422,000	598,000

Loss from operations	(14,000)	(287,000)	(264,000)	(340,000)

Other expense
Loss from equity method investment	–	(11,000)	–	(29,000)
Interest expense	(2,000)	(1,000)	(3,000)	(3,000)

Net Loss	$(16,000)	$(299,000)	$(267,000)	$(372,000)

Net Loss per share,
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding,
Basic and diluted	284,289,740	276,698,831	284,289,740	276,698,831

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited)
AS OF DECEMBER 31, 2023 AND 2022

	Three Months Ended December 31, 2023 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2023	284,289,740	$284,000	$26,083,000	$(27,537,000)	$(1,170,000)
Net loss	–	–	–	(16,000)	(16,000)
Balance at December 31, 2023	284,289,740	$284,000	$26,083,000	$(27,553,000)	$(1,186,000)

	Six Months Ended December 31, 2023 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2023	284,289,740	$284,000	$26,083,000	$(27,286,000)	$(919,000)
Net loss	–	–	–	(267,000)	(267,000)
Balance at December 31, 2023	284,289,740	$284,000	$26,083,000	$(27,553,000)	$(1,186,000)

	Three Months Ended December 31, 2022 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2022	276,698,831	$277,000	$26,005,000	$(25,319,000)	$963,000
Net loss	–	–	–	(299,000)	(299,000)
Balance at December 31, 2022	276,698,831	$277,000	$26,005,000	$(25,618,000)	$664,000

	Six Months Ended December 31, 2022 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2022	276,698,831	$277,000	$26,005,000	$(25,246,000)	$1,036,000
Net loss	–	–	–	(372,000)	(372,000)
Balance at December 31, 2022	276,698,831	$277,000	$26,005,000	$(25,618,000)	$664,000

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended December 31,
	2023	2022

Operating activities:
Net loss	$(267,000)	$(372,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,000	1,000
Loss from equity method of investment	–	29,000
Effect of changes in:
Accounts receivable	–	1,000
Operating lease right of use asset	35,000	33,000
Accounts payable and accrued expenses	92,000	29,000
Advances from distributor, net	164,000	177,000
Operating lease liability	(36,000)	(34,000)
Prepaid expenses	–	38,000
Net cash used in operating activities	(11,000)	(98,000)

Net decrease in cash and cash equivalents	(11,000)	(98,000)

Cash and cash equivalents, beginning of period	18,000	441,000
Cash and cash equivalents, end of period	$7,000	$343,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,000	$–
Cash paid for income taxes	$–	$–

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Six months ended December 31, 2023 and 2022

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America (“U.S.”) and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three and six months ended December 31, 2023 are not indicative of the results that may be expected for the fiscal year ending June 30, 2024. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2023 filed on October 3, 2023. The condensed consolidated balance sheet as of June 30, 2023 has been derived from the audited financial statements included in the Form 10-K for that year.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in accompanying consolidated financial statements, during the six months ended December 31, 2023, the Company incurred a net loss of $267,000 and had a stockholders’ deficit of $1,186,000 as of December 31, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2023, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from an inability of the Company to continue as a going concern.

As of December 31, 2023, the Company has cash in the amount of $7,000. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management’s plan is to increase revenues by continuing to license its technology globally. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company believes it has access to enough cash resources to sustain operations through March 31, 2024.

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

Equity Method Investment

The Company accounts for investments in entities in which the Company has significant influence over the entity’s financial and operating policies, but does not control, using the equity method of accounting. The equity method investments are initially recorded at cost, and subsequently increased for capital contributions and allocations of net income, and decreased for capital distributions and allocations of net loss. Equity in net income (loss) from the equity method investment is allocated based on the Company’s economic interest. Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If it is determined that a loss in value of the equity method investment is other than temporary, an impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods, and available information at the time the analysis is prepared. As of December 31, 2023 and June 30, 2023, the carrying value of its equity method investments was $1,000 for both periods presented.

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

There were no adjustments to net (loss) required for purposes of computing diluted earnings per share. At December 31, 2023 and December 31, 2022, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of its diluted earnings per share, as their effect would have been anti-dilutive.

	December 31, 2023	December 31, 2022
Options	–	1,250,000
Warrants	30,260,574	53,927,834

Concentrations

Cash - cash is deposited in one financial institution. The balances held at this financial institution at times may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits of up to $250,000.

Accounts Payable and Accrued Expenses – two vendors accounted for 64% and 19% of accounts payable and accrued expenses as of December 31, 2023, respectively. Two vendors accounted for 52% and 36% of accounts payable and accrued expenses as of June 30, 2023.

Revenues – during the three and six months period ended December 31, 2023, 100% of revenues were from Desmet Ballestra (Desmet). During the three months and six months ended December 31, 2022, 100% and 95% of revenues, respectively was from Desmet.

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

On December 31, 2023 and June 30, 2023, the fair values of cash and cash equivalents, accounts payable and accrued expenses, and accrued payroll and payroll taxes approximate their carrying values due to their short-term nature.

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

Note 2 - Contracts with Desmet Ballestra Group

In October 2021, the Company executed a three-year agreement with Desmet Ballestra (Desmet), a company located in Europe. This agreement is a continuation of the October 2018 agreement that expired also in October 2021. In accordance with ASC 606, the Company recognizes revenue from the sale of reactors at the time of shipment of the Nano reactor hardware as shipment is deemed to be the Company’s only performance obligation and the Company had no more continuing obligation other than the reactor’s two-year standard warranty. Desmet pays for such reactors on credit terms and the amount of a sale is recorded as a receivable upon acceptance by Desmet.

During the three and six months ended December 31, 2023, the Company recorded sales of $192,000 from Nano Reactor® sales from Desmet. During the three months ended September 30, 2023 there were no sales from Nano Reactor to Desmet.

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

During the six months ended December 31, 2023, advances received from Desmet amounted to $356,000, reduced by revenues recognized of $192,000. As of December 31, 2023, outstanding advances from Desmet amounted to $555,000.

Note 3 - Investment in equity method investment

In April 2019, the Company and an unrelated entity, Delaware Water Company, LLC (Delaware) formed a limited liability company called Enviro WaterTek LLC (“Enviro”). Enviro is owned 50% by the Company and 50% by Delaware, and the Company accounts for its investment in Enviro under the equity method in accordance with ASC 323 as the Company’s investments in Enviro, an unconsolidated entity and for which it has the ability to exercise significant influence but not control. From inception up to December 31, 2023, Enviro had no operations.

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

As of December 31, 2023 and June 30, 2023, the balance of the equity method investment amounted to $1,000, for both periods presented.

During the three and six months ended December 31, 2022, the Company recognized a loss of $17,000 and $29,000 related to the equity method investment.

There was no similar transactions during the three months and six months ended December 31, 2023.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	December 31,	December 31,
	2023	2022

Lease costs:
Operating lease (included in general and administrative in the Company’s consolidated statement of operations)	$38,000	$38,000

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$38,000	$38,000

Weighted average remaining lease term – operating leases (in years)	1.0	2.0
Average discount rate – operating leases	4%	4%

The supplemental balance sheet information related to leases for the period is as follows:
December 31, 2023
Long-term right-of-use assets	$78,000

Short-term operating lease liabilities	$71,000
Long-term operating lease liabilities	13,000
Total operating lease liabilities	$84,000

Supplemental cash flow information related to the lease liabilities are as follows:

Operating
Year Ending June 30:	Lease
2024 (remaining 6 months)	$40,000
2025	47,000
Total lease payments	87,000
Less: Imputed interest/present value	(3,000)
Present value of lease liabilities	$84,000

Note 5 – Related Party Transactions

Accrued Payroll and Payroll Taxes

In prior periods, the Company accrued salaries and estimated payroll taxes due to a former officer of the Company. As of June 30, 2023, total accrued payroll and payroll taxes-related parties amounted $280,000.

During the six months ended December 31, 2023, the Company accrued the payroll of an officer of the Company amounting to $92,000.

As of December 31, 2023, total accrued payroll and payroll taxes-related parties amounted to $372,000.

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

In May 2023, the Company was able to cure the payment delay with the SBA and started paying the monthly installment due of approximately $700. As part of the agreement, all payments will be first applied to accrued interest until the Company becomes current with the interest due, As of December 31, 2023 and June 30, 2023 approximately $12,000 and $13,000, respectively, of accrued interest is included in accounts payable and accrued expenses.

As of December 31, 2023 and June 30, 2023, the outstanding loan balance amounted to $150,000, respectively.

Note 7 - Stockholders' Equity

Stock Warrants

A summary of the Company's warrant activity and related information for the six months ended on December 31, 2023 is as follows:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)

Outstanding at June 30, 2023	53,657,234	$0.09	1.82
Granted	–	–	–
Exercised	–	–	–
Expired	(23,396,660)	0.10	–
Outstanding at December 31, 2023 vested and exercisable	30,260,574	$0.08	2.98

There was no intrinsic value of the outstanding warrants as of December 31, 2023, as the exercise price of these warrants were greater than the market price. The following table summarizes additional information concerning warrants outstanding and exercisable at December 31, 2023.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.03	6,419,251	4.74	$0.03	6,419,251	4.74
$0.09	23,841,323	2.50	0.09	23,841,323	2.50
	30,260,574			30,260,574

Note 8 - Commitments and Contingencies

Royalty Agreements

On July 1, 2008, the Company entered into Patent Assignment Agreements with two parties, our President and Technology Development Supervisor, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and the Technology Development Supervisor have been assigned to the Subsidiary. In exchange, the Subsidiary agreed to pay a royalty of 5% of gross revenues to each of the President and Technology Development Supervisor for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by Cavitation Technologies on May 13, 2010 from its subsidiary. The Company's President and Technology Development Supervisor both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through December 31, 2023.

On April 30, 2008 and as amended on November 22, 2010, our wholly owned subsidiary entered into an employment agreement with our former Director of Chemical and Analytical Department (the “Inventor”) to receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of December 31, 2023 no patents have been granted in which this person is the legally named inventor.

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

During the past several years we have developed a number of new applications utilizing the core principal of our technology. Our low pressure non-reactors (LPN) can be utilized in multiple industries that process large volumes of fluids and we anticipate accelerated commercial sales in our fiscal 2024. Further, we have miniaturized our non-reactors to be utilized in various consumer oriented products, such as, processing and enhancing spirits and wines, drinking water with infusion of vitamins, minerals and cannabidiol (CBD) oil.

We have agreements to license our technology globally through our strategic partners, Desmet Ballestra Group (Desmet) and Enviro Watertek, LLC (EW) and Alchemy Beverages, Inc (ABI). Desmet had been providing monthly advances of $40,000. We may need additional funding, and may attempt to raise additional debt and/or equity financing to fund operations and additional working capital. However, there is no assurance that we will be successful in obtaining such financing or obtained sufficient amounts necessary to meet our business needs, or that we will be able to meet our future contractual obligations.

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

Results of Operations

Results of Operations for the Three Months Ended December 31, 2023 Compared to the Three Months Ended December 31, 2022

The following is a comparison of our results of operations for the three months ended December 31, 2023 and 2022.

	For the Three Months Ended
	December 31,
	2023	2022	$ Change	% Change

Revenue	$192,000	$58,000	$134,000	231.0%
Cost of revenue	(34,000)	(13,000)	(21,000)	161.6%
Gross profit	158,000	45,000	113,000	251.1%

General and administrative expenses	172,000	332,000	(160,000)	(48.2)%
Research and development expenses	–	–	–	–
Total operating expenses	172,000	332,000	(160,000)	(48.2)%
Loss from operations	(14,000)	(287,000)	273,000	(95.1)%
Loss from equity method investment	–	(11,000)	11,000	(100.0)%
Interest expense	(2,000)	(1,000)	(1,000)	(100.0)%
Net loss	$(16,000)	$(299,000)	$283,000	(94.6)%

Revenue

The Company generates revenues from the sale of the Nano Reactor® to customers/distributor. Additionally, the Company generates revenues from its equity method investment, specifically fees from usage of reactors or usage fees.

During the three months ended December 31, 2023 we recorded $192,000 in revenue compared to $58,000 for the three months ended December 31, 2022. Revenues increased as the Company delivered on two purchase orders during the current period compared to only one purchase order in the prior period.

Cost of Revenue

During the three months ended December 31, 2023 and 2022, our cost of revenue amounted to $34,000 and $13,000 respectively during the same period in prior year, which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the three months ended December 31, 2023 amounted to $172,000 compared with $332,000 for the same period in 2022, a decrease of $160,000 or 48.2%. the decrease in general and administrative expense is primarily due to decreases in salary expenses of $65,000, consulting fees of $27,000 and professional expenses of $54,000.

Loss from equity method investment

For the three months ended December 31, 2022, the Company recognized a loss of $11,000 to account for its 30% share in the net loss from the equity method investment. There was no similar loss recognized for the three months ended December 31, 2023 as a result of the impairment of the equity method investment in prior year.

Interest expense

For the three months ended December 31, 2023 and 2022, interest expense amounted to $2,000 and $1,000. This represents interest expense on SBA loans.

Net loss

Net loss was $16,000 and $299,000 for the three months ended December 31, 2023 and 2022. The decrease in loss of $283,000 was due to the increase in revenues and the decrease in operating expenses, as discussed above.

Results of Operations for the Six Months Ended December 31, 2023 compared to the Six Months Ended December 31, 2022

The following is a comparison of our results of operations for the six months ended December 31, 2023 and 2022.

	For the Six Months Ended
	December 31,
	2023	2022	$ Change	% Change

Revenue	$192,000	$303,000	$(111,000)	(36.6)%
Revenue from related party	–	17,000	(17,000)	(100.0)%
Cost of revenue	(34,000)	(62,000)	(28,000)	45.2%
Gross profit	158,000	258,000	(100,000)	(38.8)%

General and administrative expenses	386,000	598,000	(212,000)	(35.5)%
Research and development expenses	36,000	–	36,000	100.0%
Total operating expenses	422,000	598,000	(176,000)	(29.4)%
Loss from operations	(264,000)	(340,000)	(76,000)	22.4%
Income from equity method investment	–	(29,000)	(29,000)	100.0%
Interest expense	(3,000)	(3,000)	–	–%
Net loss	$(267,000)	$(372,000)	$(105,000)	28.2%

Revenue

The Company generates revenues from the sale of the Nano Reactor® to customers/distributor as well as share in gross profit from the sale of such reactors by our distributors to their customers. Additionally, the Company generates revenues from its equity method investment.

During the six months ended December 31, 2023 we recorded $192,000 in revenue compared to $303,000 for the six months ended December 31, 2022. Revenues decreased since the Company received two purchase orders from Desmet during the current period compared to four purchase orders in the prior period. In addition, the Company also recognized usage fees of $0 during the current period compared to $17,000 during the prior period.

Cost of Revenue

During the six months ended December 31, 2023 and 2022, our cost of sales amounted to $34,000 and $62,000, respectively, which was the result of the revenue transactions described above.

Operating Expenses

Operating expenses for the six months ended December 31, 2023 amounted to $386,000 compared with $598,000 for the same period in 2022, a decrease of $212,000 or 35.8%. The decrease is primarily due to a decrease in salary expenses of $102,000, a decrease in professional fees of $56,000 and a decrease in consulting fees of $41,000.

Research and development (R&D) expenses for the six months ended December 31, 2023 and 2022 were $36,000 and $0, respectively. R&D expenses were incurred on a new cold plasma technology.

Loss from equity method investment

For the six months ended December 31, 2022, the Company recognized a loss of $29,000, to account for its 30% share in the net loss from the equity method investment. There was no similar loss recognized for the six months ended December 31, 2023 as a result of the impairment of the equity method investment in prior year.

Interest expense

For the three months ended December 31, 2023 and 2022, interest expense amounted to $3,000 and $3,000. This represents interest expense on SBA loans.

Net loss

Net loss was $267,000 and $372,000 for the six months ended December 31, 2023 and 2022. The decrease in loss of $105,000 was due to the decrease in operating expenses, as discussed above.

Liquidity and Capital Resource

During the six months ended December 31, 2023 the Company incurred a net loss of $267,000 and used cash from operations of $11,000 and had a working capital deficit of $1,117,000 as of December 31, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2023 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2023 we had cash and cash equivalents on hand of $7,000 and are not generating sufficient revenues to fund operations. In addition, management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partners, Desmet Ballestra Group (Desmet), Enviro Watertek (EW) and Alchemy Beverages, Inc. (ABI). Pursuant to our contract with Desmet, Desmet has been providing us monthly advances of $40,000 through October 1, 2024 to be applied against future reactor sales.

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

Cash Flow

Net cash used in operating activities during the six months ended December 31, 2023 amounted to $11,000 compared to $98,000 for the same period in fiscal 2022. Funding for the operating activities was provided primarily by sales of our systems to Desmet, advances from distributor and cash reserves.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of December 31, 2023 the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the second quarter of fiscal 2023 that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

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

SIGNATURE	TITLE	DATE

/s/ N. Voloshin	President; Member of Board of Directors	February 14, 2024
N. Voloshin	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	February 14, 2024
N. Voloshin	(Principal Financial Officer)

