Form 10-Q
period 2024-03-31
Cavitation Technologies, Inc.
filed 2024-05-15
CIK 1376793

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024 the issuer had 284,289,740 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements.

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2024	2023
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$183,000	$18,000
Accounts receivable	19,000	–
Prepaid expenses	2,000	–
Total current assets	204,000	18,000

Property and equipment, net	–	1,000
Equity method investment	1,000	1,000
Operating lease right of use asset, net	60,000	113,000
Other assets	10,000	10,000
Total assets	$275,000	$143,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$125,000	$120,000
Accrued payroll and payroll taxes due to officers	408,000	280,000
Note payable	5,000	5,000
Operating lease liability, current portion	65,000	68,000
Advances from distributor	382,000	391,000
Total current liabilities	985,000	864,000

Note payable, non-current	145,000	145,000
Operating lease liability, non-current portion	–	53,000
Total liabilities	1,130,000	1,062,000

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	–	–
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 284,289,740 shares issued and outstanding as of March 31, 2024 and June 30, 2023	284,000	284,000
Additional paid-in capital	26,083,000	26,083,000
Accumulated deficit	(27,222,000)	(27,286,000)
Total stockholders' deficit	(855,000)	(919,000)
Total liabilities and stockholders' deficit	$275,000	$143,000

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

AS OF MARCH 31, 2024 AND 2023

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$519,000	$58,000	$711,000	$361,000
Revenue from joint venture	–	3,000	–	20,000
Total revenue	519,000	61,000	711,000	381,000

Cost of revenue	(7,000)	(11,000)	(41,000)	(73,000)
Gross profit	512,000	50,000	670,000	308,000

General and administrative expenses	170,000	273,000	556,000	872,000
Research and development expenses	9,000	–	45,000	–
Total operating expenses	179,000	273,000	601,000	872,000

Income (loss) from operations	333,000	(223,000)	69,000	(564,000)

Other expense
Loss from equity method investment	–	(14,000)	–	(43,000)
Interest expense	(2,000)	(1,000)	(5,000)	(3,000)
Income (loss) before income taxes	331,000	(238,000)	64,000	(610,000)
Income taxes	–	–	–	–
Net income (loss)	$331,000	$(238,000)	$64,000	$(610,000)

Net income (loss) per share,
Basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average shares outstanding,
Basic and diluted	284,289,740	277,809,942	284,289,740	277,063,795

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited)
AS OF MARCH 31, 2024 AND 2023

	Three Months Ended March 31, 2024 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	284,289,740	$284,000	$26,083,000	$(27,553,000)	$(1,186,000)
Net income	–	–	–	331,000	331,000
Balance at March 31, 2024	284,289,740	$284,000	$26,083,000	$(27,222,000)	$(855,000)

	Nine Months Ended March 31, 2024 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2023	284,289,740	$284,000	$26,083,000	$(27,286,000)	$(919,000)
Net income	–	–	–	64,000	64,000
Balance at March 31, 2024	284,289,740	$284,000	$26,083,000	$(27,222,000)	$(855,000)

	Three Months Ended March 31, 2023 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	276,698,831	$277,000	$26,005,000	$(25,618,000)	$664,000
Fair value of common stock issued for services	2,000,000	2,000	38,000	–	40,000
Net loss	–	–	–	(238,000)	(238,000)
Balance at March 31, 2023	278,698,831	$279,000	$26,043,000	$(25,856,000)	$466,000

	Nine Months Ended March 31, 2023 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2022	276,698,831	$277,000	$26,005,000	$(25,246,000)	$1,036,000
Fair value of common stock issued for services	2,000,000	2,000	38,000	–	40,000
Net loss	–	–	–	(610,000)	(610,000)
Balance at March 31, 2023	278,698,831	$279,000	$26,043,000	$(25,856,000)	$466,000

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended March 31,
	2024	2023

Operating activities:
Net income (loss)	$64,000	$(610,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,000	1,000
Stock based compensation	–	40,000
Loss from equity method of investment	–	43,000
Effect of changes in:
Accounts receivable	(19,000)	1,000
Operating lease right of use asset	53,000	50,000
Accounts payable and accrued expenses	133,000	(6,000)
Advances from distributor, net	(9,000)	363,000
Operating lease liability	(56,000)	(51,000)
Prepaid expenses	(2,000)	38,000
Net cash generated by (used in) operating activities	165,000	(131,000)

Net increase (decrease) in cash and cash equivalents	165,000	(131,000)

Cash and cash equivalents, beginning of period	18,000	441,000
Cash and cash equivalents, end of period	$183,000	$310,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,000	$–
Cash paid for income taxes	$–	$–

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Nine months ended March 31, 2024 and 2023

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America (“U.S.”) and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three and nine months ended March 31, 2024 are not indicative of the results that may be expected for the fiscal year ending June 30, 2024. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2023 filed on October 3, 2023. The condensed consolidated balance sheet as of June 30, 2023 has been derived from the audited financial statements included in the Form 10-K for that year.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in accompanying consolidated financial statements, as of March 31, 2024, the Company had a working capital deficit of $781,000 and a stockholder’s deficit of $855,000. Furthermore, the Company has not been generating sufficient revenues to fund operations and has been dependent on certain of its funding and sales from a technology and marketing agreement with its distributor. These conditions raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2023, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from an inability of the Company to continue as a going concern.

As of March 31, 2024, the Company has cash in the amount of $183,000. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management’s plan is to increase revenues by continuing to license its technology globally. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company believes it has access to enough cash resources to sustain operations through June 30, 2024.

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

Equity Method Investment

The Company accounts for investments in entities in which the Company has significant influence over the entity’s financial and operating policies, but does not control, using the equity method of accounting. The equity method investments are initially recorded at cost, and subsequently increased for capital contributions and allocations of net income, and decreased for capital distributions and allocations of net loss. Equity in net income (loss) from the equity method investment is allocated based on the Company’s economic interest. Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If it is determined that a loss in value of the equity method investment is other than temporary, an impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods, and available information at the time the analysis is prepared. As of March 31, 2024 and June 30, 2023, the carrying value of its equity method investments was $1,000 for both periods presented.

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

There were no adjustments to net (loss) required for purposes of computing diluted earnings per share. At March 31, 2024 and March 31, 2023, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of its diluted earnings per share, as their effect would have been anti-dilutive.

	March 31, 2024	March 31, 2023
Options	–	1,250,000
Warrants	30,260,574	53,927,834

Concentrations

Cash – cash is deposited in one financial institution. The balances held at this financial institution at times may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits of up to $250,000.

Accounts Payable and Accrued Expenses – three vendors accounted for 34%, 12% and 11% of accounts payable and accrued expenses as of March 31, 2024. Two vendors accounted for 22% and 36% of accounts payable and accrued expenses as of June 30, 2023.

Revenues – during the three and nine months ended March 31, 2024, all revenues were generated from Desmet Ballestra (Desmet; see Note 2) . During the three months and nine months ended March 31, 2023, 95% of revenues, for each period, was from Desmet.

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

On March 31, 2024 and June 30, 2023, the fair values of cash and cash equivalents, accounts payable and accrued expenses, and accrued payroll and payroll taxes approximate their carrying values due to their short-term nature.

Segments

The Company has two entities or subsidiaries, Cavitation Technologies, Inc. and its wholly owned subsidiary Hydrodynamic Technology, Inc. Operations of these two subsidiaries are integrated since they have a similar customer base and the Company has a single sales team, marketing department, customer service department, operations department, finance and accounting department to support its operations. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker (the Company’s Chief Executive Officer) determined that the Company has only one reporting unit or segment.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-13, Credit Losses – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning July 1, 2023. The Company does not believe the new guidance and related codification improvements was material to its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 2 – Contracts with Desmet

In October 2021, the Company executed a three-year agreement with Desmet Belgium S.A. (“Desmet”,”Licensee” and previously known as Desmet Ballestra,) that was a continuation of the October 2018 agreement for the sale of the Company’s reactors. As part of the agreement, Desmet also provided the Company monthly advances of $40,000 to be applied against future sales of reactors. As of June 30, 2023, outstanding advances from Desmet amounted to $391,000.

From July 2023 up to February 14, 2024, the Company received advances of $357,000 from Desmet. The Company also recorded revenues from the sale of reactors totaling $213,000, of which, $194,000 was applied to the outstanding advances while the remaining $19,000 was recorded as accounts receivable.

On February 15, 2024, the Company terminated the October 2021 agreement and entered into a new three-year Technology License Agreement (“TLA”) with Desmet. The TLA provides for a worldwide limited exclusive license to market, sell, supply and assistance to customers of Nano reactor systems and nano reactor devices for the treatment of certain oil and fats, oleochemicals, biodiesels, fatty acids and fatty alcohols. The TLA may be terminated by Desmet every March of year upon notice. As part of the TLA, Desmet agreed to provide advances of $25,000 per month, subject to limitations. The advances will then be applied as payment against future sales of reactors to Desmet. In addition, Desmet also waived its right to collect certain outstanding advances totaling $498,000 made under the October 2021 TLA and as result, the Company recognized licensing revenue of $498,000 to account for the extinguishment of these advances. The TLA is the principal agreement between the Company and Desmet and the basis for revenue recognition for the Company. As such, the Company has determined that the inherent characteristics of the waiver of the $498,000 are revenue related.

In March 2024, the Company received an advance payment for $326,000 from Desmet pursuant to a purchase order of reactors totaling $652,000. The Company accounted the advance payment as part of Advances from Desmet. The Company delivered these reactors on May 3, 2024.

As of June 30, 2023, outstanding advances from Desmet amounted to $382,000.

In accordance with ASC 606, the Company recognizes revenue from the sale of reactors to Desmet at the time of shipment of the Nano reactor hardware as shipment is deemed to be the Company’s only performance obligation and the Company had no more continuing obligation other than the reactor’s two-year standard warranty. Desmet pays for such reactors on credit terms and the amount of a sale is recorded as a receivable upon acceptance by Desmet.

During the three and nine months ended March 31, 2023, the Company recorded total revenue from Desmet of $58,000 and $361,000 from Nano Reactor® sales, respectively.

Note 3 - Investment in equity method investment

In April 2019, the Company and an unrelated entity, Delaware Water Company, LLC (Delaware) formed a limited liability company called Enviro WaterTek LLC (“Enviro”). Enviro is owned 50% by the Company and 50% by Delaware, and the Company accounts for its investment in Enviro under the equity method in accordance with ASC 323 as the Company’s investments in Enviro, an unconsolidated entity and for which it has the ability to exercise significant influence but not control. From inception up to March 31, 2024, Enviro had no operations.

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

As of March 31, 2024 and June 30, 2023, the balance of the equity method investment amounted to $1,000, for both periods presented.

During the three and nine months ended March 31, 2023, the Company recognized a loss of $14,000 and $43,000 related to the equity method investment.

There was no similar transactions during the three months and nine months ended March 31, 2024.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	March 31,	March 31,
	2024	2023

Lease costs:
Operating lease (included in general and administrative in the Company’s consolidated statement of operations)	$53,000	$57,000

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$56,000	$57,000

Weighted average remaining lease term – operating leases (in years)	0.8	1.8
Average discount rate – operating leases	4%	4%

The supplemental balance sheet information related to leases for the period is as follows:

March 31, 2024
Long-term right-of-use assets	$60,000

Short-term operating lease liabilities	$65,000
Long-term operating lease liabilities	–
Total operating lease liabilities	$65,000

Supplemental cash flow information related to the lease liabilities are as follows:

Operating
Year Ending June 30:	Lease
2024 (remaining 3 months)	$20,000
2025	46,000
Total lease payments	66,000
Less: Imputed interest/present value	(1,000)
Present value of lease liabilities	$65,000

Effective February 1, 2024, the Company sublet 65% of the premises to a third party for a monthly rental income of $4,294. Due to the short-term nature of the lease the Company applied the practical expedient, not to account for the lease in terms of ASC 842.

Note 5 – Related Party Transactions

Accrued Payroll and Payroll Taxes

In prior periods, the Company accrued salaries and estimated payroll taxes due to a former officer of the Company. As of June 30, 2023, total accrued payroll and payroll taxes-related parties amounted $280,000.

During the nine months ended March 31, 2024, the Company accrued the payroll of an officer of the Company amounting to $128,000.

As of March 31, 2024, total accrued payroll and payroll taxes-related parties amounted to $408,000.

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

In May 2023, the Company was able to cure the payment delay with the SBA and started paying the monthly installment due of approximately $731. As part of the agreement, all payments will be first applied to accrued interest until the Company becomes current with the interest due, As of March 31, 2024 and June 30, 2023 approximately $12,000 and $13,000, respectively, of accrued interest is included in accounts payable and accrued expenses.

As of March 31, 2024 and June 30, 2023, the outstanding loan balance amounted to $150,000, respectively.

Note 7 - Stockholders' Equity

Stock Warrants

A summary of the Company's warrant activity and related information for the nine months ended on March 31, 2024 is as follows:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)

Outstanding at June 30, 2023	53,657,234	$0.09	1.82
Granted	–	–	–
Exercised	–	–	–
Expired	(23,396,660)	0.10	–
Outstanding at March 31, 2024 vested and exercisable	30,260,574	$0.08	2.73

There was no intrinsic value of the outstanding warrants as of March 31, 2024, as the exercise price of these warrants were greater than the market price.

 The following table summarizes additional information concerning warrants outstanding and exercisable at March 31, 2024.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.03	6,419,251	4.49	$0.03	6,419,251	4.49
$0.09	23,841,323	2.25	0.09	23,841,323	2.25
	30,260,574			30,260,574

Note 8 - Commitments and Contingencies

Royalty Agreements

On July 1, 2008, the Company entered into Patent Assignment Agreements with two parties, our President and Technology Development Supervisor, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and the Technology Development Supervisor have been assigned to the Subsidiary. In exchange, the Subsidiary agreed to pay a royalty of 5% of gross revenues to each of the President and Technology Development Supervisor for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by Cavitation Technologies on May 13, 2010 from its subsidiary. The Company's President and Technology Development Supervisor both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through March 31, 2024.

On April 30, 2008 and as amended on November 22, 2010, our wholly owned subsidiary entered into an employment agreement with our former Director of Chemical and Analytical Department (the “Inventor”) to receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of March 31, 2024 no patents have been granted in which this person is the legally named inventor.

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

We have agreements to license our technology globally through our strategic partners, Desmet Belgium Group (Desmet) and Enviro Watertek, LLC (EW) and Alchemy Beverages, Inc (ABI). Desmet had been providing monthly advances of $40,000. We may need additional funding, and may attempt to raise additional debt and/or equity financing to fund operations and additional working capital. However, there is no assurance that we will be successful in obtaining such financing or obtain sufficient amounts necessary to meet our business needs, or that we will be able to meet our future contractual obligations.

Inflation

Global inflation remains a factor in 2024, with interest rates in the US remaining at higher levels, although there have been some indication from the federal reserve that these rates may decrease, inflationary indicators remain above expectations, delaying any interest rate decreases. The Russia and Ukraine and now the Israeli and Hamas conflict and other geopolitical conflicts, as well as related international response, have exacerbated inflationary pressures, including causing increases in the price for goods and services and global supply chain disruptions, which have resulted and may continue to result in shortages in food products, materials and services. Such shortages have resulted and may continue to result in inflationary cost increases for labor, fuel, food products, materials and services, and could continue to cause costs to increase as well as result in the scarcity of certain materials. We cannot predict any future trends in the rate of inflation or other negative economic factors or associated increases in our operating costs and how that may impact our business. To the extent we and our customers we service are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our and their business, our revenues and gross profit could decrease, and our financial condition and results of operations could be adversely affected.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

The following is a comparison of our operation results for the three months ended March 31, 2024 and2023.

	For the Three Months Ended
	March 31,
	2024	2023	$ Change	% Change

Revenue	$519,000	$61,000	$458,000	749.2%
Cost of revenue	(7,000)	(11,000)	4,000	36.4%
Gross profit	512,000	50,000	462,000	922.0%

General and administrative expenses	170,000	273,000	(103,000)	(50.9)%
Research and development expenses	9,000	–	9,000	100.0%
Total operating expenses	179,000	273,000	(94,000)	(34.4)%
Income (loss) from operations	333,000	(223,000)	556,000	248.9%

Interest expense	(2,000)	(15,000)	13,000	–
Net income (loss) before and after income taxes	$331,000	$(238,000)	$569,000	247.8%

Revenue

The Company generates revenues from the sale of the Nano Reactor® to customers/distributor. Additionally, the Company generates revenues from its equity method investment, specifically fees from usage of reactors or usage fees.

During the three months ended March 31, 2024, the Company generated $19,000 in revenue from reactor sales pursuant to one purchase order from Desmet. In addition, due to a new Technology License Agreement entered into with our worldwide limited distributor in February 2024, the rights to previous advances made to the Company of $498,000 were waived and were recognized as licensing revenue during the current three month period.

During the three months ended March 31, 2023 we recorded $61,000 in revenue, which consisted of one purchase order in the amount of $58,000 from Desmet. In addition, the Company recognized usage fees of $3,000 during the prior period.

Cost of revenue

During the three months ended March 31, 2024 and 2023, our cost of revenue amounted to $7,000 and $11,000 respectively during the same period in prior year, this represented the cost of the nano reactors sold to our distributor during each period, as discussed above.

General and administrative expenses

General and administrative expenses was $170,000 and $273,000 for the three months ended March 31, 2024 and 2023, a decrease of $139,000 or 50.9%. The decrease is primarily due to a reduction in executive level employees resulting in a decrease in payroll expenses of $75,000 and the issue of stock based compensation in the prior period amounting to $40,000 with no similar expense if the current period.

Research and development expenses

Research and development expenses was $9,000 and $0 for the three months ended March 31, 2024 and 2023, respectively, an increase of $9,000 or 100.0% increase. The increase is due to the resumption of research and development expenditure for methods and technologies of water treatment technology.

Income (loss) from operations

Income (loss) from operations was $333,000 and $(223,000) for the three months ended March 31, 2024 and 2023, respectively, an increase of $555,000 or 248.9%. The increase is primarily due to the increase in revenue related to the waiver of the previous advances paid to the company by its distributor and a reduction in general and administrative expenses, offset by an increase in research in development expenses, all discussed in detail above.

Interest expense

Interest expense was $1,000 and $1,000 for the three months ended March 31, 2024 and 2023, respectively. This represents interest expense on SBA loans.

Net income (loss) before and after income taxes

Net income (loss) after income taxes was $331,000 and $(224,000) for the three months ended March 31, 2024 and 2023, respectively, and increase of $555,000. The increase is discussed under income (loss) from operations above.

Loss from equity method investment

Loss from equity method investment was $0 and $14,000 for the three months ended March 31, 2024 and 2023, respectively, a decrease in loss of $14,000. For the three months ended March 31, 2023, the Company recognized a loss of $14,000 to account for its 30% share in the net loss from the equity method investment. There was no similar loss recognized for the three months ended March 31, 2024 as a result of the impairment of the equity method investment in prior year.

Net income (loss)

Net income (loss) was $331,000 and $(238,000) for the three months ended March 31, 2024 and 2023. The increase in income of $569,000 was due to the increase in income discussed under income (loss) from operations above and the decrease in the loss from equity method investment.

Results of Operations for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023

The following is a comparison of our operating results for the nine months ended March 31, 2024 and 2023.

	For the nine Months Ended
	March 31,
	2024	2023	$ Change	% Change

Revenue	$711,000	$381,000	$330,000	86.6%
Cost of revenue	(41,000)	(73,000)	32,000	43.8%
Gross profit	670,000	308,000	362,000	117.5%

General and administrative expenses	556,000	872,000	(316,000)	(36.2)%
Research and development expenses	45,000	–	45,000	100.0%
Total operating expenses	601,000	872,000	(271,000)	(31.1)%
Income (loss) from operations	69,000	(564,000)	633,000	112.2%

Interest expense	(5,000)	(3,000)	(2,000)	66%
Net income (loss) before and after income taxes	$64,000	$(567,000)	$631,000	111.3%

Revenue

The Company generates revenues from the sale of the Nano Reactor® to customers/distributor as well as share in gross profit from the sale of such reactors by our distributors to their customers. Additionally, the Company generates revenues from its equity method investment.

During the nine months ended March 31, 2024, the Company generated $212,000 in revenue from reactor sales. In addition, due to a new Technology License Agreement entered into with our worldwide limited distributor, the rights to previous advances made to the Company of $498,000 were waived and were recognized as revenue during the current nine month period.

During the nine months ended March 31, 2023 we recorded $381,000 in revenue, which consisted of five purchase orders in the amount of $361,000 from Desmet during the prior period. In addition, the Company recognized usage fees of $20,000 during the prior period.

Cost of Revenue

During the nine months ended March 31, 2024 and 2023, our cost of revenue amounted to $41,000 and $73,000 respectively during the same period in prior year, this represented the cost of the nano reactors sold to our distributor during each period, as discussed above.

General and administrative Expenses

General and administrative expenses was $556,000 and $872,000 for the nine months ended March 31, 2024, a decrease of $308,000 or 35.3% The decrease is primarily due to a decrease in salary expenses of $177,000, a decrease in stock based compensation of $40,0000 in professional fees of 14,000, a decrease in consulting fees of $44,000 and a decrease in advertising expense of $26,000.

Research and development expenses

Research and development expenses was $45,000 and $0 for the nine months ended March 31, 2024 and 2023, respectively, an increase of $51,000 or 100.0%. The increase is due to the resumption of research and development expenditure for future product offerings.

Income (loss) from operations

Income (loss) from operations was $69,000 and $(564,000) for the nine months ended March 31, 2024 and 2023, respectively, an increase of $633,000 or 248.9%. The increase is primarily due to the increase in revenue related to the waiver of the previous advances paid to the company by its distributor and a reduction in general and administrative expenses, offset by an increase in research in development expenses, all discussed in detail above.

Interest expense

Interest expense was $5,000 and $3,000 for the nine months ended March 31, 2024 and 2023, respectively. This represents interest expense on SBA loans.

Net income (loss) before and after income taxes

Net income (loss) before and after income taxes was $64,000 and $(567,000) for the nine months ended March 31, 2024 and 2023, respectively, and increase in income of $631,000 or 111.3%. The increase is discussed under income (loss) from operations above.

Loss from equity method investment

Loss from equity method investment was $0 and $43,000 for the nine months ended March 31, 2024 and 2023, respectively, a decrease in loss of $43,000. For the nine months ended March 31, 2023, the Company recognized a loss of $43,000 to account for its 30% share in the net loss from the equity method investment. There was no similar loss recognized for the nine months ended March 31, 2024 as a result of the impairment of the equity method investment in prior year.

Net income (loss)

Net income (loss) was $64,000 and $(610,000) for the nine months ended March 31, 2024 and 2023. The increase in income of $674,000 was due to the increase in income discussed under income (loss) from operations above and the decrease in the loss from equity method investment, discussed above.

Liquidity and Capital Resource

The Company has not been generating sufficient revenues to fund operations and has been dependent on certain of its funding and sales from a technology and marketing agreement with its distributor. As of March 31, 2024, the Company had a working capital deficit of $781,000 and stockholders’ deficit of 855,000. These conditions raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2023 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern.

As of March 31, 2024 we had cash and cash equivalents on hand of $183,000, We have executed a new agreement with our worldwide limited distributor. Desmet, which resulted in the placement of an order for $652,000 of which $326,000 was paid as a deposit in February 2024, the balance due on completion of the order. The monthly fee from our distributor has been decreased from $40,000 to $25,000 per month after deducting any purchases made during the period of the new agreement. We are uncertain that the new agreement will generate sufficient revenues to sustain the business. In addition, management believes we may require additional funds to continue to operate our business. Management's plan is to generate income from operations by continuing to license our technology globally through our strategic partners, Desmet Belgium (previously Desmet Ballestra Group) (Desmet), Enviro Watertek (EW) and Alchemy Beverages, Inc. (ABI).

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

Cash Flow

Net cash generated by operating activities during the nine months ended March 31, 2024 amounted to $165,000 compared to net cash used in operating activities of $131,000 for the comparative period. Funding for the operating activities was provided primarily by the sales of our systems and the deposit of $326,000 paid by Desmet for an order of ten units in terms of the revised Technology license Agreement entered into in February 2024..

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of March 31, 2024 the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the third quarter of fiscal 2024 that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURE	TITLE	DATE

/s/ N. Voloshin	President; Member of Board of Directors	May 15, 2024
N. Voloshin	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	May 15, 2024
N. Voloshin	(Principal Financial Officer)

