Form 10-K
period 2024-06-30
Cavitation Technologies, Inc.
filed 2024-09-30
CIK 1376793

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FROM THE TRANSITION PERIOD FROM _____ TO _____.

For the fiscal year ended June 30, 2024

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant by reference to the price at which the common equity was last sold, or of the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,474,000 as of December 31, 2023 based on the closing price of $0.02 per share and 284,289,740 shares outstanding.

The registrant had 284,289,740 shares of common stock outstanding on September 26, 2024.

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

Vegetable Oil Refining

Our first commercial application for our technology has been the CTi Nano Neutralization® System which has been utilized to improve edible vegetable oil refining process. Our environment friendly process has been shown to reduce refining costs, increase oil yield, and limit the number of chemical additives used in chemical refining of vegetables oils. This patented process (US Patent # 7,762,715 and # 8,042,989) is designed to be incorporated into new and existing soybean, rapeseed, canola and palm vegetable oil refineries.

Our first pilot test of our CTi NANO Neutralization® System was conducted in 2010 at Carolina Soya, a 200-metric ton/day crude soy oil refining plant in Estill, South Carolina. Our second system, which became operational in fiscal 2011, has been continuously utilized since 2011 at the plant that processes approximately 450 metric tons per day of soy oil. Further, we have successfully shipped over 200 systems domestically and internationally. We also continuously focus on developing additional Nano Reactor® applications and managing the intellectual property issues associated with new processes and applications.

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

On October 1, 2021, Desmet and the Company executed a new three-year License Agreement with essentially the same terms with the October 2018 agreement. As part of the agreement, Desmet provided the Company monthly advances of $40,000 through November 1, 2024, that was applied as payment from reactor sales, however, the Company was no longer entitled to gross profit share from future sales.

On February 15, 2024, Desmet and the Company terminated the October 2021 agreement and executed a new but similar three year agreement (“February 2024 agreement”). As part of the February 2024 Agreement, Desmet will provide the Company monthly advances of $25,000 through February 2027, subject to limitations, that will be applied as payment from future reactor sales. In addition, Desmet also waived reimbursement right for the outstanding advances made pursuant to the October 2021 agreement in the aggregate and up to $554,000 except for $56,000, which was accounted as a credit memo that Desmet used as payment in subsequent sale of reactors.

Desmet, together with its affiliates, is a global engineering and equipment supply firm engaged in the development, design and supply of process equipment for oils and fats processing facilities including vegetable oil refining, biofuel, oleo chemical, seed crushing, surfactant and detergent markets. Desmet supplies these markets with services based on the latest globally sourced technologies. Desmet has relationships with major refiners globally. A significant portion of global vegetable oil refineries include major refiners such as Archer Daniels Midland Company, Cargill, Inc. and Bunge Limited. Desmet has more than 40 sales representatives selling in North America, South America, Europe, and Asia. Since its founding in 1946, Desmet reports that it has built a global network that includes 1,300 employees, 17 global and 8 representative offices, and more than 6,000 lines in a variety of applications. Desmet operates a separate division for each of the above markets and the Desmet Oils & Fats division has supplied small and large plants to approximately 1,900 oil millers in 150 countries, covering over 6,300 process sections.

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

Additionally, in fiscal 2017 Desmet installed our first Nano Reactor® at a bio-diesel production plant in South America. Bio-diesel industry has been under pricing pressure for a considerable period of time and slow to adopt to newer technologies. We are continuously working with Desmet pursuing additional sales opportunities in Asia and South America, however, the acceptance of our technology has been slow and there were no sales generated in our Fiscal 2024 and 2023.

Enviro Watertek, LLC

In April 2019, the Company and Delaware Water Company, LLC (Delaware) formed a limited liability company called Enviro WaterTek LLC (“Enviro” ,“EW”). Enviro is owned 50% by the Company and 50% by Delaware, and the Company accounts for its investment in Enviro under the equity method of accounting. From 2019 to 2024, Enviro had insignificant operations. This agreement covers our first commercial entrance into industrial treatment of produced and frac water. Fracking industry has seen a significant growth over the past ten years, reaching daily water consumption volume of over 58 million barrels per day. Our newly designed Low Pressure Nano Reactor (LPN™) was specifically developed to be integrated into produced water treatment system along with our proprietary chemical formulations, and has depicted measurable and quantifiable advantages over industry standard processes and equipment. Our agreement with EW provides for sales on LPN™ plus recurring revenue stream based on processing of produced and frac water volumes and utilization. Our agreement with EW has a fifteen-year term.

In March 2020, the global pandemic of COVID-19 had a negative impact on the oil and gas industry worldwide, and has consequently impaired our ability to rapidly accelerate LPN™ sales and recurring revenue stream. Our current operations are limited to system trials and have not produced any meaningful revenue. The system has the capacity to treat approximately 17,000 barrels of produced water per day (BPD).

In June 2023, the Company determined that investment in EW was impaired, and as a result, the Company recorded an impairment charge of approximately $1.1 million. In Fiscal 2024 and 2023, the Company received $0 and $20,000, respectively, from sale of reactors and usage fee.

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

As of June 30, 2024 and the date of this report, ABI has not generated any sales under Cameo brand. Since June 2018, the Company and ABI have developed a small table top home appliance unit, Barmuze®, utilizing MLPN , allowing consumers to experience a new way of enjoying wines and spirits, utilizing CTi’s patented and patent pending technologies to molecularly restructure alcohol, convert harsh acids to pleasant tasting esters, and reduce levels of certain impurities commonly present in alcohol.

During fiscals 2024 and 2023, there were no sales or royalties generated pertaining to our agreement with Alchemy Beverages, Inc. The investment in ABI has no value assigned to it, which approximates its fair value.

Customers Dependence

We continue to sell our industrial capacity Nano Reactor® and Nano Neutralization® System through our strategic partner Desmet and most of our revenue for the fiscal years ended June 30, 2024 and 2023, was derived from sales of reactors to Desmet. We have generated no revenue pertaining to our licensing agreement with EW in our fiscal 2024. We had no revenue of LPN™ whereas oil production in US had negative impact on oil & gas industry. Oil and gas industry has seen a recovery, while price of oil has been volatile trading between $69 to $90 per barrel for the last twelve months, and we foresee a great opportunity for our technology providing a significant upside potential both at the point of sale and recurring revenue stream.

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

In addition, our competitors in produced and frac water treatment application range from local service providers to multi-national global corporations with considerable financial resources, engineering expertise, established and proven technologies. We believe that LPN™ is a conceptually new technology that has not been introduced in the field of water treatment applications. LPN™ has demonstrated exceptional results in treating produced and frac water commercially, significantly reducing the usage of hazards chemicals during the process, meanwhile, achieving desirable water quality for industrial re-use or disposal, although, the acceptance of the technology has been slow.

Patents

As of June 30, 2024, our portfolio of patents included 16 issued patents in the United States and 11 issued patents internationally. Our patents cover multiple process and applications of our technology in vegetable oil refining, production of biodiesel, treatment of process and industrial water, upgrade of hydrocarbons and enhancing of alcoholic beverages. We continuously develop new technologies and applications, as we have filed patent applications for Low Pressure Nano-Reactors LPN™. LPN™ is a highly efficient homogenizer and emulsifier that can be utilized in multiple fluids processing applications.

We plan on continuing to invest in research and development and file for new and improved patents.

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two parties, our former President as well as former Chief Executive Officer (CEO) who currently serves as our Technology Senior Manager, where certain devices and methods involved in our hydrodynamic cavitation processes invented by the former President and former CEO/current Technology Senior Manager have been assigned to the subsidiary. In exchange, that subsidiary agreed to pay a royalty of 5% of gross revenues to each of the former President and former CEO/current Technology Senior Manager for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by us on May 13, 2010, from our subsidiary. Our former CEO/current Technology Senior Manager and former President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2024.

On April 30, 2008 and as amended on November 22, 2010, our wholly owned subsidiary entered into an employment agreement with its former Director of Chemical and Analytical Department (the “Inventor”) to pay, in the first year, an amount equal to 5% of actual gross revenue received by us on any patent for which the Inventor was a legally named inventor, and, in each subsequent year, 3% of actual gross revenue received by us on any such patent. Since entering into that employment agreement, and during the term of this employment agreement, we have not recognized any revenue on any patents for which the Inventor was a legally named inventor.

Governmental Approval and Regulations and Environmental Compliance

Due to the nature of our products, we have incurred no costs with respect to environmental compliance with federal, state, and local laws. To our knowledge, our products do not require governmental approval, and we do not foresee that governmental regulations will have a material impact on our business.

Employees

As of June 30, 2024, we had two full-time employees and had engaged several consultants and independent contractors over the past year. Members of our technical team are comprised of experienced professionals who are chemists, civil, chemical, and mechanical engineers with expertise in hydrodynamic cavitation, nano technology and water treatment. These individuals hold degrees in Civil, Chemical, and Mechanical Engineering.

Research and Development Expenditures

During the fiscal years ended June 30, 2024 and 2023, we spent $61,00 and $3,000, respectively, on research and development activities.

ITEM 1A.  RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY

The manner in which we store and/or transmit sensitive data in connection with our research and development and our day-to-day operations. We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees and violation of data privacy or security laws.

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified through review by our internal information technology governance, risk and compliance policies. To defend, detect and respond to cybersecurity incidents, we, among other things: may conduct proactive privacy and cybersecurity reviews of systems and applications, audit applicable data, conduct employee training, monitor emerging laws and regulations related to data protection and information security and implement appropriate changes.

Our risk management program also assesses third party risks, and we perform third-party risk management to identify and mitigate risks from our vendors, suppliers, and other business partners associated with our use of third-party service providers. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third-party service providers and potential fourth-party risks when handling and/or processing our employee, business or customer data.

ITEM 2.  PROPERTIES

Our corporate headquarter is located in Chatsworth, California, with an area of approximately 5,000 square foot facility, which includes office space and an area to conduct research and development. Our lease agreement for this space will end in February 2025. Our monthly rent payments approximate $7,000. We do not anticipate any material difficulties with the renewal of our rental agreement when it expires or in securing replacement facilities on commercially reasonable terms.

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

Holders

As of September 26, 2024, there were 99 holders of record of our common stock. This does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.

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

Issuance of unregistered Securities

None.

Issuer Purchase of Equity Securities

None.

ITEM 6.   [RESERVED]

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

We have developed, patented, and commercialized proprietary technology that can be used for processing of various industrial and consumer-oriented fluids. Our patented Nano Reactor® is the critical components of the CTi Nano Neutralization® System which has been shown to reduce operating costs and increase yields in processing oils and fats. CTi holds and applied for numerous patents covering technology and various processes in US and Internationally, covering vegetable and crude oil refining, processed and frac water treatment, algae oil extraction, and alcoholic beverage enhancement. During our Fiscal 2022, we had continuously worked on developing additional technologies and products related to low pressure nano reactor (LPN™). LPN™ is designed to become a highly efficient mixer and homogenizer. We believe that LPN™ has a great commercial utilization opportunity by providing efficient and cost-effective solution in multiple fluid processing industries. LPN™ has a number of advantages over current mechanically operated mixers and homogenizers. Industrial application of our technology in produced and frac water treatment system, LPN™ along with our proprietary chemical formulations have depicted measurable and quantifiable advantages over industry standard processes and equipment. Additionally, our miniature low pressure nano reactor MLPN has become an integral part of Barmuze®, a small home appliance device for enhancing taste and extracting unwanted impurities typically present in alcoholic beverages.

During the year ended June 30, 2024, we recorded revenue of $1,363,000 and generated net income of $439,000.

Inflation and potential recession

We are, and our suppliers have experienced significant broad-based inflation of manufacturing and distribution costs as well as transportation challenges, partially as a result of the pandemic. Although we do not believe that inflation has had a material effect on our business, financial condition or results of operations, it may in the future. We are monitoring cost structures and evaluating to what extent any such costs can be passed on to customers, taking into account the overall impact of increasing inflation and interest rate pressures on consumers. We expect input cost inflation to continue at least throughout 2024. If we are unable to successfully manage the effects of inflation, our business, operating results, cash flows and financial condition may be adversely affected. Additionally, there have been various economic indicators that the United States economy may be entering a recession in upcoming quarters. An economic recession could potentially impact the general business environment and the capital markets, which may have a material negative impact on our financial results.

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

During the year ended June 30, 2024, we generated net income of $439,000, including license fee from Desmet of $498,000 and generated cash from operations of $170,000. As of June 30, 2024, we have a working capital deficiency of $403,000 and a stockholders’ deficit of $480,000.

Management’s plan is to generate income from operations by licensing our technology globally through Desmet Ballestra Group (Desmet), agreements with Enviro WaterTek and Alchemy Beverages, Inc.

In October 2018, we signed a three-year global R and D, Marketing and Technology License Agreement (“TLA”) with Desmet for the sale and licensing of our Nano Reactor® and Nano Neutralization® Systems. This agreement was a continuation of the original agreement we signed with Desmet in May 2012. On October 1, 2021, we executed a new three-year License Agreement with essentially the same terms of the October 2018 agreement. This agreement was terminated early and on February 15, 2024, we entered into a new three-year TLA with Desmet. The TLA provides for a worldwide limited exclusive license to market, sell, supply and assistance to customers of Nano reactor systems and nano reactor devices for the treatment of certain oil and fats, oleochemicals, biodiesels, fatty acids and fatty alcohols. The TLA may be terminated by Desmet on March 15 each year on at least one month’s written notice if the licensee and its affiliates failed to sell a minimum of 6 nano reactor systems during the preceding 12 month period. As part of the TLA, Desmet agreed to provide advances of $25,000 per month, subject to limitations. The advances will then be applied as payment from future sales of reactors to Desmet.

During the year ended June 30, 2024, advances received from Desmet amounted to $972,000 and revenues recognized from sale of reactors and licensing fee amounted to $1,363,000. These funds service operational expenses on monthly basis.

There was no revenue produced from our agreements with Enviro Watertek, LLC and Alchemy Beverages, Inc.

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

For the license fee revenue, revenue is recognized when the Company satisfies the performance obligation based on the related license agreement.

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

Equity Method Investment

The Company accounts for investments in entities in which the Company has significant influence over the entity’s financial and operating policies, but does not control, using the equity method of accounting. The equity method investments are initially recorded at cost, and subsequently increased for capital contributions and allocations of net income, and decreased for capital distributions and allocations of net loss. Equity in net income (loss) from the equity method investment is allocated based on the Company’s economic interest. The Company assesses its investment in equity method investments for recoverability, and if it is determined that a loss in value of the investment is other than temporary, the Company writes down the investment to its fair value. Based on Management’s assessment, the value of its equity method investment was impaired as of June 30, 2023 and as such, recorded an impairment charge of $1,112,000. As of June 30, 2024 and 2023, the remaining value of its investments amounted to a de minimus amount of $1,000, respectively.

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

Results of Operations

Below is summary comparing fiscal 2024 and fiscal 2023.

	For the Years Ended
	June 30,
	2024	2023	$ Change	% Change

Revenue	$1,363,000	$413,000	$950,000	230.0%
Revenue-related party	–	20,000	(20,000)	(100.0)%
Cost of revenue	(156,000)	(121,000)	(35,000)	28.9%
Gross profit	1,207,000	312,000	895,000	286.9%

General and administrative expenses	708,000	1,195,000	(487,000)	(40.8)%
Research and development expenses	61,000	3,000	58,000	1933.3%
Total operating expenses	769,000	1,198,000	(429,000)	(35.8)%

Income (loss) from operations	438,000	(886,000)	1,324,000	149.4%

Loss from equity method investment	–	(1,148,000)	1,148,000	100%
Interest income (expense), net	1,000	(6,000)	7,000	116.7%
Net income (loss)	$439,000	$(2,040,000)	$2,479,000	121.5%

Revenue

During the year ended June 30, 2024, revenue increased by $950,000, as a result of the increase in reactors purchased by Desmet which resulted in an increase in revenues from reactor sales from $413,000 to $865,000. In addition, the Company also recognized $498,000 of license fee pursuant to the termination of the October 2021 agreement with Desmet. There was no similar license fee revenue in fiscal 2023.

During the year ended June 30, 2024, revenue- related party decreased by $20,000. In the prior year we recorded an aggregate revenue of $20,000 from water processing usage fees to Enviro Watertek, LLC. There was no similar water processing usage fees recognized in fiscal 2024.

Cost of Sales

During the year ended June 30, 2024 and 2023, cost of sales was $156,000 and $121,000, respectively, an overall increase of $35,000 or 28.9%. Cost of sales from the production of reactors increased from $73,000 to $156,000, which corresponds to the increase in reactors revenues. Costs of sales in fiscal 2023 also included inventory write off of $48,000, with no similar transaction in fiscal 2024. In addition, during the current year, the Company recognized license fee revenue of $498,000, with no associated cost of sales. After taking these items into account the cost of sales movement is in line with normal margins earned.

General and administrative expenses

General and administrative expenses decreased by $487,000 or 40.8%. The decrease is primarily related to a decrease in headcount and payroll expenses of $272,000 in a concerted effort to reduce operating expenses. In addition stock based compensation reduced by $85,000, since there were no equity awards granted during the current year. Advertising expenditure was reduced by $35,000, audit fees were reduced by $32,000 and consulting fees were reduced by $32,000, all reductions in line with our concerted effort to reduce operating expenses. The balance of the decrease of $31,000 is made up of several individually insignificant expense reductions.

Research and development expenses

Research and development expenses increased by $58,000. During the current year management invested in research into a new cold plasma technology to applied to new markets.

Loss from equity method investment

The loss from equity method investment decreased by $1,148,000, in the prior year, we determined that the value of the Ameredev joint venture that we had entered into in September 2021 no longer supported the investment that we had made due to unfavorable result of operations of Ameredev and the oil and gas industry in which it operates in. As such, we recorded an equity method investment loss of $1,148,000 in fiscal 2023. There was no similar loss in fiscal 2024.

Interest income (expense), net

Interest income (expense) increased by $7,000, this is primarily due to an adjustment made to accrued interest by the noteholder.

Net Loss

Our reporting net income in fiscal 2024 was $439,000 and our net loss in fiscal 2023 was $2,040,000, an increase in income of $2,479,000 due to an increase in revenue, a decrease in general and administrative expenses and a decrease in the loss of equity method investment, offset by an increase in research and development expenditure, discussed above.

Liquidity and Capital Resources

Our cash balance at June 30, 2024 and 2023 was $179,000 and $18,000, respectively, an increase of $161,000, primarily due to the increase in revenue and the reduction in operating expenses during the current year.

We generated cash from operating activities of $172,000 for the year ended June 30, 2024 due to the increase in revenues and reduced operating expenses.

For the year ended June 30, 2023 cash used in operating activities was $423,000.

We utilized cash in financing activities of $11,000 for the year ended June 30, 2024, for the repayment of notes payable.

Going concern

As of June 30, 2024, we had a working capital deficit of $403,000, an accumulated deficit of $26,847,000 and stockholders’ deficit of $480,000 and the Company has had a history of operating losses. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2024 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for Smaller Reporting Companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Cavitation Technologies, Inc.

Chatsworth, CA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cavitation Technologies, Inc. (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred recurring operating losses and used cash in operations since inception, and has a stockholders’ deficit at June 30, 2024. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Weinberg & Company, P.A.

Los Angeles, California

September 30, 2024

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2024	June 30, 2023
ASSETS

Current assets:
Cash and cash equivalents	$179,000	$18,000
Prepaid expenses	16,000	–
Total current assets	195,000	18,000

Property and equipment, net	–	1,000
Equity method investment	1,000	1,000
Operating lease right-of-use asset	42,000	113,000
Other assets	10,000	10,000
Total assets	$248,000	$143,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$129,000	$120,000
Accrued payroll and payroll taxes – related parties	414,000	280,000
Notes payable	9,000	5,000
Advances from distributor	–	391,000
Operating lease liability, current portion	46,000	68,000
Total current liabilities	598,000	864,000

Notes payable, non-current	130,000	145,000
Operating lease liability, non-current portion	–	53,000
Total liabilities	728,000	1,062,000

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and 2023.	–	–
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 284,289,740 shares issued and outstanding as June 30, 2024 and 2023.	284,000	284,000
Additional paid-in capital	26,083,000	26,083,000
Accumulated deficit	(26,847,000)	(27,286,000)
Total stockholders' deficit	(480,000)	(919,000)
Total liabilities and stockholders' deficit	$248,000	$143,000

See accompanying notes to the consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,
	2024	2023

Revenue – Nano reactors	$865,000	$413,000
Revenue – license fee	498,000	–
Revenue – related party	–	20,000
Total revenue	1,363,000	433,000

Cost of revenue	(156,000)	(121,000)
Gross profit	1,207,000	312,000

General and administrative expenses	708,000	1,195,000
Research and development expenses	61,000	3,000
Total operating expenses	769,000	1,198,000

Income (loss) from operations	438,000	(886,000)

Other Income (Expense)
Loss from equity method investment	–	(1,148,000)
Interest income (expense), net	1,000	(6,000)
Net income (loss)	$439,000	$(2,040,000)

Net income (loss) per share
Basic and diluted	$0.00	$(0.01)

Weighted average shares outstanding,
Basic and diluted	284,289,740	281,693,701

See accompanying notes to the consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED JUNE 30, 2024 AND 2023

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2022	276,698,831	$277,000	$26,005,000	$(25,246,000)	$1,036,000
Cashless exercise of warrants	4,090,909	4,000	(4,000)	–	–
Fair value of common stock issued for services	3,500,000	3,000	82,000	–	85,000
Net loss	–	–	–	(2,040,000)	(2,040,000)
Balance at June 30, 2023	284,289,740	284,000	26,083,000	(27,286,000)	(919,000)
Net income	–	–	–	439,000	439,000
Balance at June 30, 2024	284,289,740	$284,000	$26,083,000	$(26,847,000)	$(480,000)

See accompanying notes to the consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2024	2023
Operating activities:
Net income (loss)	$439,000	$(2,040,000)
Adjustments to reconcile net income (loss) to net cash generated by (used in) operating activities:
Depreciation	1,000	3,000
Fair value of common stock issued for services	–	85,000
Inventory reserve	–	48,000
Loss from equity method investment	–	1,148,000
Effect of changes in:
Accounts receivable	–	1,000
Prepaid expenses	(16,000)	38,000
Operating lease right-of-use assets	71,000	67,000
Accounts payable and accrued expenses	9,000	(15,000)
Accrued payroll and payroll taxes – related parties	134,000	–
Customer advances	(391,000)	311,000
Operating lease liabilities	(75,000)	(69,000)
Net cash generated by (used in) operating activities	172,000	(423,000)

Financing activities:
Repayment of notes payable	(11,000)	–
Cash used in financing activities	(11,000)	–

Net increase (decrease) in cash and cash equivalents	161,000	(423,000)

Cash and cash equivalents, beginning of period	18,000	441,000
Cash and cash equivalents, end of period	$179,000	$18,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$3,000
Cash paid for income taxes	$–	$–

See accompanying notes to the consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2024 AND 2023

Note 1 – Organization and Summary of Significant Accounting Policies

Cavitation Technologies, Inc. (“the Company,” “CTi,” “we,” “us,” and “our”) is a Nevada corporation originally incorporated in January 2007 under the name Bio Energy, Inc. The Company has developed, patented, and commercialized proprietary technology used in our Nano Reactor® and LPN™ liquid processing applications.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in accompanying consolidated financial statements, as of June 30, 2024, the Company had a stockholders’ deficit of $480,000, a working capital deficiency of $403,000 and accumulated deficit of $26,847,000. In addition, the Company has had a history of operating losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from an inability of the Company to continue as a going concern.

As of June 30, 2024, the Company has cash in the amount of $179,000. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management’s plan is to increase revenues by continuing to license its technology globally. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company believes it has enough cash to sustain operations through December, 2024.

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

During the year ended June 30, 2024, the COVID-19 pandemic did not have a material net impact on our operating results. The Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

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

Advances from Distributor

Advances from distributor are contract liabilities and represent consideration received from Desmet, customer and distributor, under revenue contracts for which the Company has not yet delivered or completed its performance obligation to the customer. Contract liabilities are recognized over the contract period.

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

For the license fee revenue, revenue is recognized when the Company satisfies the performance obligation based on the related license agreement and collectability is certain.

In addition, the Company also recognizes revenues from usage fees of certain reactors. Usage fees are recognized based on actual usage by the customer and collectability is certain.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2024 and 2023, the Company had no cash equivalents.

The Company maintains its cash with one domestic financial institution. From time to time, cash balances in this domestic bank may exceed federally insured limits provided by the Federal Deposit Insurance Corporation (“FDIC”) of up to $250,000.

As of June 30, 2024, Company had no deposits in excess of federally insured limit with one bank. The Company believes that no significant concentration of credit risk exists with respect to this cash balances because of its assessment of the creditworthiness and financial viability of this financial institution.

Equity Method Investment

The Company accounts for investments in entities in which the Company has significant influence over the entity’s financial and operating policies, but does not control, using the equity method of accounting. The equity method investments are initially recorded at cost, and subsequently increased for capital contributions and allocations of net income, and decreased for capital distributions and allocations of net loss. Equity in net income (loss) from the equity method investment is allocated based on the Company’s economic interest. Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If it is determined that a loss in value of the equity method investment is other than temporary, an impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods, and available information at the time the analysis is prepared. Based on Management’s assessment, the value of its equity method investment was impaired as of June 30, 2023 and as such, recorded an impairment charge of $1,112,000. As of June 30, 2024 and 2023, the remaining de minimus value of its investments was $1,000.

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

Leases

The Company accounts for its leases in accordance with the guidance of FASB ASC 842, Leases. The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments (see Note 4).

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

As of June 30, 2024, and 2023, the carrying value of certain accounts such as accounts payable, accrued expenses and accrued payroll approximates their fair value due to the short-term nature of such instruments. The carrying value of our note payable approximate their fair value due to interest rate of the note.

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

Advertising Costs

Advertising costs, including marketing expense, incurred in the normal course of operations are expensed as incurred. Advertising expenses amounted to $9,000 and $44,000 for the years ended June 30, 2024 and 2023 respectively and was reported as part of General and administrative expenses in the accompanying Consolidated Statements of Operations.

Research and Development Costs

Research and development expenses relate primarily to the development, design, testing of preproduction prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development costs recorded during the years ended June 30, 2024 and 2023 amounted to $61,000 and $3,000, respectively.

Warranty Policy

The Company provides a limited warranty with every set of reactors sold, typically 2 to 5 years. The Company has not experienced significant claims under its warranty policy, and management determined no accrual for warranty reserve was necessary at June 30, 2024 and 2023.

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

There were no adjustments to net income (loss) required for purposes of computing diluted earnings per share. At June 30, 2024 and 2023 the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of its diluted earnings per share, as their effect would have been anti-dilutive as the exercise price of these warrants were greater than the stock price of the Company common stock.

	June 30, 2024	June 30, 2023
Warrants	28,841,323	53,657,234

Concentrations

During the year ended June 30, 2024, we recorded 100% of our revenue from Desmet Ballestra (Desmet). During the year ended June 30, 2023, we recorded 95% of our revenue from Desmet and 5% from Enviro Watertek, LLC (EW) (see Note 2).

As of June 30, 2024, three vendors accounted 19%, 15% and 11% of the Company’s accounts payable. As of June 30, 2023, one vendor accounted 38% of the Company’s accounts payable.

At June 30, 2024 and 2023, we had no receivables from our customers.

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

Inflation

The continuing impact of higher inflation, the actions by the Federal Reserve to address inflation, create uncertainty about the future economic environment which will continue to evolve and, we believe, has not materially impacted the Company’s business in fiscal 2024. The implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for the business and an increase in the Company’s operating expenses.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-13, Credit Losses – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 became effective for the Company beginning July 1, 2023. The adoption of this guidance was not material to its financial position, results of operations and cash flows of the Company.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 2 – Contracts with Desmet Ballestra

In October 2021, the Company signed a three-year global Research and Development, Marketing and Technology License Agreement (“TLA”) with Desmet Ballestra (“Desmet”) for the sale and licensing of the Company’s nano reactors. This agreement was a continuation of the similar TLA agreements the Company signed with Desmet in fiscals 2012, 2016 and 2018.

As part of the agreement, Desmet provided the Company monthly advances, subject to certain limitations, of $40,000 to be applied against future sales of reactors. As of June 30, 2022, outstanding advances from Desmet amounted to $80,000.

During the year ended June 30, 2023, pursuant to this October 2021 TLA agreement, the Company received advances from Desmet totaling $724,000 and recognized revenues from sale of Nano Reactors totaling $413,000. As of June 30, 2023, outstanding advances from Desmet amounted to $391,000.

On February 15, 2024, the Desmet and the Company terminated the October 2021 TLA agreement and entered into a new three-year Technology License Agreement (“February 2024 TLA”) with Desmet. The February 2024 TLA provides for a worldwide limited exclusive license to market, sell, supply and assistance to customers of Nano reactor systems and nano reactor devices for the treatment of certain oil and fats, oleochemicals, biodiesels, fatty acids and fatty alcohols. The February 2024 TLA may be terminated by Desmet on March 15 each year on at least one month’s written notice if the licensee and its affiliates failed to sell a minimum of 6 nano reactor systems during the preceding 12 month period. As part of the February 2024 TLA, Desmet also agreed to provide advances of $25,000 per month, subject to limitations. The advances will then be applied as payment against future sales of reactors to Desmet. In addition, Desmet also waived its right to collect certain outstanding advances of $498,000 that were then waived under the October 2021 TLA agreement and as result, the Company recognized licensing revenue of $498,000 to account for the extinguishment of these advances. The TLA is the principal agreement between the Company and Desmet and the basis for revenue recognition for the Company. As such, the Company has determined that the inherent characteristics of the waiver of the $498,000 are revenue related.

During the year ended June 30, 2024, pursuant to these TLA agreements, the Company received advances from Desmet totaling $972,000 and recognized revenues from sale of Nano Reactors totaling $865,000. As of June 30, 2024, there was no outstanding advances from Desmet.

Note 3 - Investment in Equity Method Investments

In April 2019, the Company and an unrelated entity, Delaware Water Company, LLC (Delaware) formed a limited liability company called Enviro WaterTek LLC (“Enviro”). Enviro is owned 50% by the Company and 50% by Delaware, and the Company accounts for its investment in Enviro under the equity method in accordance with ASC 323 as the Company’s investments in Enviro, an unconsolidated entity and for which it has the ability to exercise significant influence but not control. From inception up to June 30, 2024, Enviro had no operations.

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

During the year ended June 30, 2024, Ameredev’s operation was limited and Company had no revenues from Ameredev.

The following table summarizes the activity of the Company’s equity method investment:

Amount
Balance at June 30, 2022	$1,149,000
Contributions to equity method investment	–
Loss from Company’s 30% share in the net loss of Ameredev	(36,000)
Impairment of equity method investment	(1,112,000)
Distribution from equity method investment	–
Balance at June 30, 2023	1,000
Contributions to equity method investment	–
Loss from Company’s 30% share in the net loss of Ameredev	–
Impairment of equity method investment	–
Distribution from equity method investment	–
Balance at June 30, 2024	$1,000

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	June 30,	June 30,
	2024	2023
Lease costs:
Operating lease (included in general and administrative in the Company’s consolidated statement of operations)	$76,000	$76,000

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$78,000	$72,000

Weighted average remaining lease term – operating leases (in years)	0.6	1.6
Average discount rate – operating leases	4%	4%

The supplemental balance sheet information related to leases for the period is as follows:
Long-term right-of-use assets	$42,000	$113,000

Short-term operating lease liabilities	$46,000	$68,000
Long-term operating lease liabilities	–	53,000
Total operating lease liabilities	$46,000	$121,000

Supplemental cash flow information related to the lease liabilities are as follows:

Amount
Year Ending June 30:
2025	$47,000
Total lease payments	47,000
Less: Imputed interest/present value	(1,000)
Present value of lease liabilities	$46,000

Note 5 - Property and Equipment

Property and equipment consist of the following:

	June 30,	June 30,
	2024	2023
Leasehold improvement	$2,000	$2,000
Furniture	27,000	27,000
Office equipment	2,000	2,000
Equipment	306,000	306,000
Systems	187,000	187,000
	524,000	524,000
Less: Accumulated depreciation and amortization	(524,000)	(523,000)
Property and equipment, net	$–	$1,000

Depreciation expense for the years ended June 30, 2024 and 2023 amounted to $1,000 and $3,000, respectively and was recorded as part of General and Administrative expenses in the accompanying Consolidated Statements of Operations.

Note 6 – Related Party Transactions

Accrued Payroll and Payroll Taxes

In prior periods, the Company accrued salaries and estimated payroll taxes due to a former officer of the Company. As of June 30, 2023, total accrued payroll and payroll taxes-related parties amounted $280,000.

During the year ended June 30, 2024, the Company accrued the payroll of an officer of the Company amounting to $134,000.

As of June 30, 2024, total accrued payroll and payroll taxes-related parties amounted to $414,000.

Consulting Fees

The Company recognized consulting fees to a member of the Company’s Board of Directors amounting to $8,000 and $8,000 for the years ended June 30, 2024 and 2023, respectively.

Note 7 – Note Payable

	June 30,	June 30,
	2024	2023
Note payable - EIDL	$139,000	$150,000
Disclosed as:
Short-term note payable	9,000	5,000
Long-term note payable	130,000	145,000
Total note payable	$139,000	$150,000

In July 2020, the Company received a loan of $150,000 from the SBA under its Economic Injury Disaster Loan (EIDL) assistance program. The EIDL loan is payable over 30 years, bears interest at a rate of 3.75% per annum and secured by all tangible and intangible property of the Company. As of June 30, 2024 and 2023, the outstanding balance of the note payable was $139,000 and $150,000, respectively.

The expected future principal payment of note payable June 30, 2024, is as follows:

Year Ending	Amount
June 30, 2025	$9,000
June 30, 2026	9,000
June 30, 2027	9,000
June 30, 2028	9,000
June 30, 2029 and thereafter	103,000
Total	$139,000

Note 8 - Stockholders’ Deficit

Preferred Stock

On March 17, 2009, the Company filed an Amended and Restated Articles of Incorporation and created two new series of preferred stock, the first of which is designated Series A Preferred Stock and the second of which is designated as Series B Preferred Stock. The total number of shares of Common Stock which this corporation has authority to issue is 1,000,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock of which 5,000,000 shares are designated as Series A Preferred Stock, and 5,000,000 shares are designated as Series B Preferred Stock, with the rights, preferences and privileges of the Series B Preferred Stock to be designated by the Board of Directors. Each share of Common Stock and Preferred Stock has a par value of $0.001. As of June 30, 2024, and 2023, there are no shares of Series A or Series B Preferred Stock issued and outstanding.

Common Stock

Year Ending June 30, 2024

There was no common stock issued for the year ended June 30, 2024.

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

Stock Options

The Company has not adopted a formal stock option plan and does not have any stock options outstanding at June 30, 2024 and 2023.

Warrants

A summary of the Company’s warrant activity and related information from as of June 30, 2024 and 2023 is as follows.

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)

Outstanding at June 30, 2022	61,427,834	$0.09	2.81
- Granted	–	–	–
- Exercised	(7,500,000)	–	–
- Expired	(270,600)	–	–
Outstanding at June 30, 2023	53,657,234	$0.09	2.18
- Granted	–	–	–
- Exercised	–	–	–
- Expired	(24,815,911)	–	–
Outstanding at June 30, 2024	28,841,323	$0.08	2.61

There was no intrinsic value of the outstanding warrants as of June 30, 2024, as the exercise price of these warrants were greater than the market price.

The following table summarizes additional information concerning warrants outstanding and exercisable at June 30, 2024.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.03	5,000,000	5.51		5,000,000	5.51
$0.09	23,841,323	2.00		23,841,323	2.00
	28,841,323	2.61	$0.08	28,841,323	2.61

Note 9 - Income Taxes

For the year ended June 30, 2024 the Company recorded no provision for income taxes due to the application of the Company’s available Federal and State net operating loss (NOL) carryforwards that are available to reduce taxable income. For the year ended June 30, 2023 the Company recorded no provision for income taxes due to the Company’s taxable net loss position.

A reconciliation of the effective income tax to statutory US federal income tax is as follows:

	June 30,	June 30,
	2024	2023
Federal statutory rate	21%	(21)%
State income taxes, net of Federal benefit	7%	(7)%
Net operating loss utilized	(28)%	– %
Prior year net operating loss true up	(93)%	– %
Valuation allowance	93%	28%
Income tax provision	–	–

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The components of deferred tax assets are presented below.

At June 30, 2024, the Company had available Federal NOL carryforwards of approximately $10.6 million that are available to reduce future taxable income. The Federal NOL carry forward of approximately $8.5 million expires through 2037, the remaining NOL of $2.1 million has no expiry date. The NOLs are subject to statutory limitations under Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carry forwards.

At June 30, 2024 and 2023, significant component of the Company’s deferred tax assets and liabilities are as follows:

	June 30,	June 30,
	2024	2023
Net Operating loss carryforwards	$2,971,000	$3,505,000
Stock compensation expense	962,000	962,000
Total net deferred tax assets	3,933,000	4,467,000
Less valuation discount	(3,933,000)	(4,467,000)
Net deferred tax assets	$–	$–

The provisions of ASC Topic 740, Accounting for Income Taxes, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the years ended June 30, 2024 and 2023, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. During the year ended June 30, 2024 the valuation allowance decreased by $534,000 as compared to an increase of $466,000 during the year ended June 30, 2023.

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

Our income tax filings are periodically examined by various U.S. federal and state jurisdictions. There are no open examinations by federal and state income tax jurisdictions. The Company’s U.S. federal income tax return remains open to examination for the years ended June 30, 2021 through June 30, 2024.

Note 10 – Commitments and Contingencies

Royalty Agreements

On July 1, 2008, the Company’s wholly owned subsidiary entered into Patent Assignment Agreements with two parties, its President as well as its former Chief Executive Officer (CEO) and current Technology Senior Manager, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and former CEO/ current Technology Senior Manager have been assigned to the Company. In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of the President and former CEO/ current Technology Senior Manager for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010. The Company’s former CEO/ current Technology Senior Manager and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2024 and 2023.

On April 30, 2008 (as amended November 22, 2010), the Company’s wholly owned subsidiary entered into an employment agreement with the Director of Chemical and Analytical Department (the “Inventor”) providing that the Inventor shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of June 30, 2024, and 2023 no patents have been granted in which this person is the legally named inventor.

Note 11 – Subsequent events

The Company has evaluated subsequent events through the date the financial statements were issued and did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of June 30, 2024.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal controls and procedures, (as defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the year ended June 30, 2024. Management conducted as assessment of our internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Our management concluded that as of June 30, 2024, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of June 30, 2024:

1.	We do not employ full time in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With respect to material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

2.	We have ineffective controls over segregation of duties due to limited resources and number of employees; and

3.	The Company did not maintain a functioning independent audit committee.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Person	Age	Position

Naum Voloshin	61	President, PEO, Principal Accounting Officer Secretary and Director
Peter N. Christos	67	Director
James Fuller	84	Director
Jerry Bailey PhD	84	Director

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

Mr. Fuller resigned as a director and as the chairman of our audit Committee with effect on August 22, 2024.

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

Family Relationships

Roman Gordon is a founder and current Global Technology Manager of the Company. He was a former member of the Company’s Board of Directors and Chief Technology Officer up to July 15, 2016. He is also the brother of Mr. Igor Gorodnitsky, our former President, Principal Executive Officer and member of the Company’s Board of Directors.

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to us during fiscal 2020 updated forms were filed, ended June 30, 2024, there were no delinquent forms filed during the year.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the years ended June 30, 2024 and 2023 by our “named executive officers,” consisting of (i) each individual serving as principal executive officer, and (ii) our Chief Financial Officer/Chief Operating Officer, our other executive officer.

	Year	Salary	Bonus	Stock Awards (1)	Warrant Awards	Non-Equity Incentive Plan Compensation	Changes in Pension Value and Non-Qualified Deferred Compensation	All Other Compensation	Totals
Naum Voloshin	2024	$166,305	$–	$–	$–	$–	$–	$–	$166,305
Principal Executive & Principal Accounting Officer	2023	$203,140	$–	$–	$–	$–	$–	$–	$203,140

James W. Creamer	2024	$20,000	$–	$–	$–	$–	$–	$–	$20,000
Chief Financial Officer (1)	2023	$32,645	$–	$–	$–	$–	$–	$–	$32,645

(1)	Mr. Creamer was named the Company’s Chief Financial Officer on October 21, 2022 and resigned from that position on September 14, 2023.

Outstanding Equity Awards at Fiscal Year-End

The table below reflects all outstanding equity awards made to each of the named executive officers that are outstanding as of June 30, 2024.

	Restricted Stock Awards
Name	Restricted Stock grant date	Number of securities Underlying Restricted Stock Awards # Exercisable	Number of securities Underlying Restricted Stock Awards # Unexercisable	Restricted Stock Awards Grant Price
Naum Voloshin	6/21/2022	4,000,000	–	0.05
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

2023 Director Compensation

The following table sets forth information for the fiscal year ended June 30, 2024 regarding the compensation of our directors who at June 30, 2024 were not also named executive officers.

	Fees			Non-equity
	Earned			inventive	Non-qualified	All
	or paid	Stock	Option	plan	deferred	other
	in cash	Awards	Awards	compensation	compensation	compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)

James Fuller	$–	$–	$–	$–	$–	$–	$–
Jerry Bailey	$–	$–	$–	$–	$–	$–	$–
Peter Christos	$–	$–	$–	$–	$–	$–	$–

As of June 30, 2024, the following table sets forth the number of aggregate outstanding option awards held by each of our directors who were not also named executive officers:

Aggregate
Number of
Name	Option Awards
–

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information regarding the beneficial ownership of our common stock as of September 26, 2024, (the “Evaluation Date”) by: (i) each of our current directors, (ii) each of our named executive officers, and (iii) all such directors and executive officers as a group. We know of no other person or group of affiliated persons who beneficially own more than five percent of our common stock. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

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

		Amount and
		Nature of
		Beneficial	Percent of
Name of Beneficial Owner		Ownership	Class (1)
Naum Voloshin	(2)	10, 212,390	3.6%
President, Principal Executive Officer, Principal Accounting Officer and Director

James Fuller	(3)	2,337,500	*
Chairman of Audit Committee, Director (Resigned effective August 22, 2024)

Dr. Gerald Bailey	(4)	400,000	*
Director

Directors and Officers		12,949,890	4.5%
(as a group, four individuals)

*	Less than 1%
(1)	Unless otherwise set forth below, the mailing address of Executive Officers, Directors and 5% or greater holders is in care of the Company.
(2)	Consists of 10,212,390 shares of common stock, including 4,000,000 restricted shares granted to Mr. Voloshin on June 21, 2022.
(3)	Consists of 837,500 shares of common stock and warrants exercisable for 1,000,000 shares of common stock, all of which are vested.
(4)	Consists of warrants exercisable for 400,000 shares of common stock.

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

Accrued Payroll and Payroll Taxes

As of June 30, 2024, and 2023, the Company had accrued unpaid salaries to officers and former officers amounting to $414,000 and $247,000, respectively.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Weinberg & Company, P.A. for the years ended June 30, 2024 and 2023. All fees described below were approved by the Board:

	June 30, 2024	June 30, 2023

Audit Fees and Expenses (1)	$86,000	$87,000
All Other Fees	$9,000	$20,000

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

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

3.   Exhibits

The exhibits required by Item 601 of Regulation S-K are included in Item 15(b) below.

(b) - Exhibits.

				Incorporated by Reference
Exhibit		Filed		Period		Filing
Number	Exhibit Description	Herewith	Form	Ending	Exhibit	Date

3(i)(a)	Articles of Incorporation - original name of Bioenergy, Inc.		SB-2	N/A	3.1	October 19, 2006
3(i)(b)	Articles of Incorporation - Amended and Restated		10-Q	December 31, 2008	3.1	February 17, 2009
3(i)(c)	Articles of Incorporation - Amended and Restated		10-Q	June 30, 2009	3.1	May 14, 2009
3(i)(d)	Articles of Incorporation - Amended; increase in authorized shares		8-K	N/A	N/A	October 29, 2009
3(i)(e)	Articles of Incorporation - Certificate of Amendment; forward split		10-Q	December 31, 2009	3.1	November 16, 2009
10.1	Patent Assignment Agreement between the Company and Roman Gordon dated July 1, 2008.		8-K	June 30, 2009	10.1	May 18, 2010
10.2	Patent Assignment Agreement between the Company and Igor Gorodnitsky dated July 1, 2008.		8-K	June 30, 2009	10.2	May 18, 2010
10.3	Assignment of Patent Assignment Agreement between the Company and Roman Gordon		8-K	June 30, 2009	10.3	May 18, 2010
10.4	Assignment of Patent Assignment Agreement between the Company and Igor Gorodnitsky		8-K	June 30, 2009	10.4	May 18, 2010
10.5	Employment Agreement between the Company and Roman Gordon date March 17, 2008		10K/A	June 30, 2009	10.3	October 20, 2011
10.6	Employment Agreement between the Company and Igor Gorodnitsky dated March 17, 2008		10K/A	June 30, 2009	10.4	October 20, 2011
10.7	Employment Agreement with R.L. Hartshorn dated Sept. 22, 2009		10-Q	December 31, 2011	10.7	February 10, 2012
10.8	Employment and Confidentiality and Invention Assignment Agreement between the Company and Varvara Grichko dated April 30, 2008		10-Q	December 31, 2010	10.3	February 11, 2011
10.9	Board of Director Agreement - James Fuller		10-Q	December 31, 2011	10.12	October 20, 2011

Incorporated by Reference
Exhibit		Filed		Period		Filing
Number	Exhibit Description	Herewith	Form	Ending	Exhibit	Date
10.1	Technology and License Agreement with Desmet Ballestra dated 14 May 2012		10-K	June 30, 2012	10.1	October 15, 2012
10.11	Convertible Note Payable - Prolific Group LLC - $25,000		10-Q	December 31, 2011	10.4	February 10, 2012
10.12	Convertible Note Payable - Tripod Group LLC - $30,000		10-Q	December 31, 2011	10.41	February 10, 2012
14.1	Code of Business Conduct and Ethics*		10-K	June 30, 2011	14.1	September 28, 2011
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	In accordance with Regulation S-K 406 of the Securities Act of 1934, we undertake to provide to any person without charge, upon request, a copy of our “Code of Business Conduct and Ethics”. A copy may be requested by sending an email to info@cavitationtechnologies.com.

(c) - Financial Statement Schedules

See Item (a) 2 above.

ITEM 16. SUMMARY. FORM 10-K SUMMARY

Not applicable

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED

SIGNATURE	TITLE	DATE

/s/ N. Voloshin	President; Member of Board of Directors	September 30, 2024
N. Voloshin	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	September 30, 2024
N. Voloshin	(Principal Financial Officer)

/s/ James Fuller	Audit Committee Chairman,	September 30, 2024
James Fuller	Independent Financial Expert

/s/ Dr. Gerald Bailey	Independent Director	September 30, 2024
Dr. Gerald Bailey

/s/ Peter N Christos	Independent Director	September 30, 2024
Peter N. Christos

