Form 10-Q
period 2024-09-30
Cavitation Technologies, Inc.
filed 2024-11-14
CIK 1376793

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024 the issuer had 284,289,740 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	June 30, 2024
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,000	$179,000
Prepaid expenses	40,000	16,000
Total current assets	42,000	195,000

Equity method investment	1,000	1,000
Operating lease right-of-use asset	24,000	42,000
Other assets	10,000	10,000
Total assets	$77,000	$248,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$187,000	$129,000
Accrued payroll and payroll taxes – related parties	433,000	414,000
Note payable	9,000	9,000
Operating lease liability, current portion	27,000	46,000
Total current liabilities	656,000	598,000

Note payable, non-current	128,000	130,000
Total liabilities	784,000	728,000

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and June 30, 2024	–	–
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 284,289,740 shares issued and outstanding as of September 30, 2024 and June 30, 2024	284,000	284,000
Additional paid-in capital	26,083,000	26,083,000
Accumulated deficit	(27,074,000)	(26,847,000)
Total stockholders' deficit	(707,000)	(480,000)
Total liabilities and stockholders' deficit	$77,000	$248,000

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

AS OF SEPTEMBER 30, 2024 AND 2023

	For the Three Months Ended
	September 30,
	2024	2023

Operating expenses:
General and administrative expenses	$218,000	$214,000
Research and development expenses	8,000	36,000
Loss from operations	(226,000)	(250,000)

Other Expense
Interest expense	(1,000)	(1,000)
Net loss	$(227,000)	$(251,000)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding,
Basic and diluted	284,289,740	284,289,740

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited)
AS OF SEPTEMBER 30, 2024 AND 2023

	Three Months Ended September 30, 2024 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2024	284,289,740	$284,000	$26,083,000	$(26,847,000)	$(480,000)
Net loss	–	–	–	(227,000)	(227,000)
Balance at September 30, 2024	284,289,740	$284,000	$26,083,000	$(27,074,000)	$(707,000)

	Three Months Ended September 30, 2023 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2023	284,289,740	$284,000	$26,083,000	$(27,286,000)	$(919,000)
Net loss	–	–	–	(251,000)	(251,000)
Balance at September 30, 2023	284,289,740	$284,000	$26,083,000	$(27,537,000)	$(1,170,000)

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended September 30,
	2024	2023

Operating activities:
Net loss	$(227,000)	$(251,000)
Adjustments to reconcile net loss to net cash (used in) generated by operating activities:
Effect of changes in operating assets and liabilities
Prepaid expenses	(24,000)	–
Operating lease right of use asset	18,000	18,000
Accounts payable and accrued expenses	58,000	24,000
Accrued payroll and payroll taxes – related parties	19,000	46,000
Advances from distributor, net	–	304,000
Operating lease liability	(19,000)	(19,000)
Net cash (used in) generated by operating activities	(175,000)	122,000

Financing activities:
Repayment of note payable	(2,000)	–
Cash generated by financing activities	(2,000)	–

Net (decrease) increase in cash and cash equivalents	(177,000)	122,000

Cash and cash equivalents, beginning of period	179,000	18,000
Cash and cash equivalents, end of period	$2,000	$140,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,000	$2,000
Cash paid for income taxes	$–	$–

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three months ended September 30, 2024 and 2023

Note 1 – Organization and Summary of Significant Accounting Policies

Cavitation Technologies, Inc. (“the Company,” “CTi,” “we,” “us,” and “our”) is a Nevada corporation originally incorporated in January 2007 under the name Bio Energy, Inc. The Company has developed, patented, and commercialized proprietary technology used in our Nano Reactor® and LPN™ liquid processing applications.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, during the three months ended September 30, 2024, the Company recorded a net loss of $227,000 and used cash in operations of $175,000. In addition, as of September 30, 2024, the Company had a stockholders’ deficit of $707,000, a working capital deficiency of $614,000 and accumulated deficit of $27,074,000. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2024, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that may result from an inability of the Company to continue as a going concern.

As of September 30, 2024, the Company has cash in the amount of $2,000. Subsequent to September 30, 2024, the Company received cash of $880,000 pursuant to a patent assignment agreement (see Note 9). The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management’s plan is to increase revenues by continuing to license its technology globally. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company believes it has enough cash to sustain operations through March 31, 2025.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates include estimates for reserves for valuation of our equity method investments, assumptions used in valuing our stock options, stock warrants and common stock issued for services and valuation allowance for our deferred tax asset, among other items. Actual results could differ from these estimates.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. At September 30, 2024 and June 30, 2024, the Company had no cash equivalents.

The Company maintains its cash with one domestic financial institution. From time to time, cash balances in this domestic bank may exceed federally insured limits provided by the Federal Deposit Insurance Corporation (“FDIC”) of up to $250,000.

As of September 30, 2024, Company had no deposits in excess of federally insured limit with one bank. The Company believes that no significant concentration of credit risk exists with respect to this cash balances because of its assessment of the creditworthiness and financial viability of this financial institution.

Equity Method Investment

The Company accounts for investments in entities in which the Company has significant influence over the entity’s financial and operating policies, but does not control, using the equity method of accounting. The equity method investments are initially recorded at cost, and subsequently increased for capital contributions and allocations of net income, and decreased for capital distributions and allocations of net loss. Equity in net income (loss) from the equity method investment is allocated based on the Company’s economic interest. Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If it is determined that a loss in value of the equity method investment is other than temporary, an impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods, and available information at the time the analysis is prepared. Based on Management’s assessment, the value of its equity method investment was impaired as of June 30, 2023. As of September 30, 2024 and June 30, 2024, the remaining de minimus value of its investments was $1,000, respectively.

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

As of September 30, 2024, and June 30, 2024, the carrying value of certain accounts such as accounts payable, accrued expenses and accrued payroll approximates their fair value due to the short-term nature of such instruments. The carrying value of our note payable approximate their fair value due to interest rate of the note.

Research and Development Costs

Research and development expenses relate primarily to the development, design, testing of preproduction prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development costs recorded during the three months ended September 30, 2024 and 2023 amounted to $8,000 and $36,000, respectively.

Net Loss Per Share

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

There were no adjustments to net income (loss) required for purposes of computing diluted earnings per share. At September 30, 2024 and 2023 the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of its diluted earnings per share, as their effect would have been anti-dilutive as the exercise price of these warrants were greater than the stock price of the Company common stock.

	September 30, 2024	September 30, 2023
Warrants	28,841,323	53,657,234

Concentrations

During the three months ended September 30, 2024 and 2023, we recorded no revenue.

As of September 30, 2024, three vendors accounted 27%, 20% and 9% of the Company’s accounts payable. As of June 30, 2024, three vendors accounted 19%, 15% and 11% of the Company’s accounts payable.

At September 30, 2024 and June 30, 2024, we had no receivables from our customers.

Recent Accounting Pronouncements

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

In February 2024, Desmet and the Company terminated the October 2021 TLA agreement and entered into a new three-year Technology License Agreement (“February 2024 TLA”). The February 2024 TLA provides for a worldwide limited exclusive license to market, sell, supply and assistance to customers of Nano reactor systems and nano reactor devices for the treatment of certain oil and fats, oleochemicals, biodiesels, fatty acids and fatty alcohols. The February 2024 TLA may be terminated by Desmet on March 15 each year on at least one month’s written notice if the licensee and its affiliates failed to sell a minimum of 6 nano reactor systems during the preceding 12 month period. As part of the February 2024 TLA, Desmet also agreed to provide advances of $25,000 per month, subject to limitations. The advances will then be applied as payment against future sales of reactors to Desmet. The TLA is the principal agreement between the Company and Desmet and the basis for revenue recognition for the Company.

In accordance with ASC 606, the Company recognizes revenue from the sale of reactors to Desmet at the time of shipment of the Nano reactor hardware as shipment is deemed to be the Company’s only performance obligation and the Company had no more continuing obligation other than the reactor’s two-year standard warranty. Desmet pays for such reactors on credit terms and the amount of a sale is recorded as a receivable upon acceptance by Desmet. Monthly advances received from Desmet are initially recorded as advances from distributor (i.e deferred revenues) and will only be recognized as revenues once the Company has completed its performance obligation to Desmet.

During the three months ended September 30, 2024, pursuant to these TLA agreements, the Company did not receive any advances from Desmet and no revenue was recognized from sales to Desmet. During the three months ended September 30, 2023, advances received from Desmet amounted to $304,000 and no revenue was recognized from sales to Desmet.

As of September 30, 2024 and June 30, 2024, there was no outstanding advances from Desmet.

Note 3 - Investment in equity method investment

In April 2019, the Company and an unrelated entity, Delaware Water Company, LLC (Delaware) formed a limited liability company called Enviro WaterTek LLC (“Enviro”). Enviro is owned 50% by the Company and 50% by Delaware, and the Company accounts for its investment in Enviro under the equity method in accordance with ASC 323 as the Company’s investments in Enviro, an unconsolidated entity and for which it has the ability to exercise significant influence but not control. From inception up to September 30, 2024, Enviro had no operations.

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

Based upon the operations of Ameredev and the facts and circumstance of the industry it operates, due to a number of factors, Management has concluded that it was no longer possible to determine reasonable and objectively supportable projections and estimates with regards to the recoverability of the equity method investment. As such, at June 30, 2023, the Company determined the equity method investment was impaired and recorded an additional $1,112,000 in loss to its investment, reducing the value of the equity method investment to a de minimis amount of $1,000.

During the three months ended September 30, 2024 and 2023, Ameredev’s operation were limited and the Company had no revenues from Ameredev.

As of September 30, 2024 and June 30, 2024, the balance of the equity method investment amounted to $1,000, for both periods presented.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	September 30,	September 30,
	2024	2023

Lease costs:
Operating lease (included in general and administrative in the Company’s consolidated statement of operations)	$19,000	$19,000

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$21,000	$17,000

Weighted average remaining lease term – operating leases (in years)	0.3	1.3
Average discount rate – operating leases	4%	4%

The supplemental balance sheet information related to leases for the period is as follows:
Long-term right-of-use assets	$24,000	$95,000

Short-term operating lease liabilities	$27,000	$68,000
Long-term operating lease liabilities	–	34,000
Total operating lease liabilities	$27,000	$102,000

Supplemental cash flow information related to the lease liabilities are as follows:

Operating
Year Ending June 30:	Lease
2025 (remaining 9 months)	$27,000
Less: Imputed interest/present value	–
Present value of lease liabilities	$27,000

Note 5 – Related Party Transactions

Accrued Payroll and Payroll Taxes

In prior periods, the Company accrued salaries and estimated payroll taxes due to a former officer of the Company amounting to $280,000, and accrued salaries and estimated payroll taxes for the current officer and director of the Company amounting to $134,000, totaling $414,000 as of June 30, 2024.

During the three months ended September 30, 2024, the Company recorded an additional $12,000 in accrued salaries and related payroll taxes for the current officer and director of the Company.

As of September 30, 2024, total accrued payroll and payroll related taxes amounted to $426,000.

Note 6 – Notes Payable

	September 30,	June 30,
	2024	2024
Note payable - EIDL	$137,000	$139,000
Short-term note payable	(9,000)	(9,000)
Long-term note payable	$128,000	$130,000

In July 2020, the Company received a loan of $150,000 from the SBA under its Economic Injury Disaster Loan (EIDL) assistance program. The EIDL loan is payable over 30 years, bears interest at a rate of 3.75% per annum and secured by all tangible and intangible property of the Company.

Note 7 - Stockholders' Equity

Stock Warrants

A summary of the Company's warrant activity and related information for the three months ended September 30, 2024 is as follows:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)

Outstanding at June 30, 2024	28,841,323	$0.08	2.61
Granted	–	–	–
Exercised	–	–	–
Expired	–	–	–
Outstanding at September 30, 2024 vested and exercisable	28,841,323	$0.08	2.36

There was no intrinsic value of the outstanding warrants as of September 30, 2024, as the exercise price of these warrants were greater than the market price.

The following table summarizes additional information concerning warrants outstanding and exercisable at September 30, 2024.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.03	5,000,000	5.26	$0.03	5,000,000	5.26
$0.09	23,841,323	1.75	$0.09	23,841,323	1.75
	28,841,323			28,841,323

Note 8 - Commitments and Contingencies

Royalty Agreements

On July 1, 2008, the Company’s wholly owned subsidiary entered into Patent Assignment Agreements with two parties, its President as well as its former Chief Executive Officer (CEO) and current Technology Senior Manager, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and former CEO/ current Technology Senior Manager have been assigned to the Company. In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of the President and former CEO/ current Technology Senior Manager for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010. The Company’s former CEO/ current Technology Senior Manager and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through September 30, 2024 and 2023.

On April 30, 2008 (as amended November 22, 2010), the Company’s wholly owned subsidiary entered into an employment agreement with the Director of Chemical and Analytical Department (the “Inventor”) providing that the Inventor shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of September 30, 2024, no patents have been granted in which this person is the legally named inventor.

Note 9 – Subsequent events

The Company has evaluated subsequent events through the date the financial statements were issued and did not identify any subsequent events that would have required adjustment or disclosure in the financial statements except as follows:

Patent assignment and license back agreement

The Company has entered into an agreement with Desmet that monetized the Company by the assignment of certain of its U.S. and non-U.S. patents, technical information and related intellectual property (the “Assigned Patents”) that for several years have been licensed to Desmet for its use on a global basis in vegetable oil, fats and oleo applications. The Company also assigned to Desmet, ownership of two U.S. trademark registrations that it holds for its Nano Neutralization® and Nano Reactor® marks, respectively (the “Assigned Marks”). The consideration of the assignment of the patents is $880,000, $480,000 due upon the full execution and delivery to Desmet of the Assignment of the Assigned Patents and Assigned Trademarks, and, the remaining $400,000 due upon the delivery to the Assignee the complete set of Nano Reactor® Device manufacturing drawings. The Company has also agreed to provide to Desmet any consultation, technical assistance and support services that Desmet may reasonably request in; (a) installing, operating or troubleshooting for any Nano Reactor® Device; (b) testing, startup or maintenance of any Nano Reactor® Device or any problems associated therewith; and (c) providing training to representatives, contractors or employees of Desmet or any Site User, to be charged at a rate of $1,000 per day, plus reimbursement of reasonable expenses.

Pursuant to the agreement, the Company reserved for itself, and received a Grant Back License (“Reserved Grant Back License”) of a worldwide, exclusive, transferable and royalty-free license and right to practice and use the Assigned Patents and associated technical information in businesses, activities, projects, uses and applications in the field of; (i) water and wastewater processing, recovery, recycling and purification (including oilfield wastewater) and; (ii) manufacture, distillation, brewing, enhancements, sale and marketing of alcoholic beverages, together the Licensed Fields (the “Licensed Fields”). Under the Reserved Grant Back License retained and received, the Company will have a worldwide, exclusive, transferable and royalty-free license and right to design, build, use, export, improve, sell and market Nano Reactor® devices and Nano Reactor® devices and systems (and products) that incorporate or utilize Nano Reactor® devices, in each case within the Licensed Fields, and to continue to use the Nano Reactor® trademark in connection with its business, systems and products within the Licensed Fields.

The Company is currently in the process of determining the appropriate accounting for this agreement.

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

We were engaged in manufacturing our Nano-Reactors, which are designed to help refine vegetable oils, biodiesel transesterification and treatment of produced and frack water.

In prior years we have developed a number of new applications utilizing the core principal of our technology. Our low pressure non-reactors (LPN) can be utilized in multiple industries that process large volumes of fluids and we anticipate accelerated commercial sales in our fiscal 2025. Further, we have miniaturized our non-reactors to be utilized in various consumer oriented products, such as, processing and enhancing spirits and wines, drinking water with infusion of vitamins, minerals and cannabidiol (CBD) oil.

We had agreements to license our technology globally through our strategic partners, Desmet Belgium Group (Desmet) and Enviro Watertek, LLC (EW) and Alchemy Beverages, Inc (ABI).

In October 2024, we entered into a Patent Assignment and License Back Agreement with Desmet to assign certain patents, intellectual property rights and trademarks related to vegetable oil refining to Desmet, as consideration for the patent assignments, Desmet agreed to pay the Company $880,000 in cash. This transaction will provide the necessary capital for continuous operations and business development of our company.

Key points of the Agreement included:

•	Reserved License: we retained a worldwide, exclusive, transferable, and royalty-free license to practice and use the Assigned Patents in the fields of water and wastewater processing, recovery, recycling, and purification (including oilfield wastewater), as well as the manufacture, distillation, brewing, enhancement, sale, and marketing of alcoholic beverages (the “Licensed Fields”).

•	Grant-Back License: we received a worldwide, exclusive, transferable, and royalty-free license to practice and use the Assigned Patents and associated technical information, consistent with the scope of the Reserved License.

•	Trademark Usage: we retained exclusive rights to use the “Nano Reactor®” mark for our businesses, systems, and products related to the Licensed Fields.

Under both the Reserved License and the Grant-Back License, the Company will have a worldwide, exclusive, transferable, and royalty-free license and right to design, build, use, export, improve, sell, and market Nano Reactor® devices, as well as Nano Reactor® systems and products that incorporate or utilize Nano Reactor® devices, limited to uses and applications within one or more of the Licensed Fields.

As a result of this agreement, the Company expects that Desmet will start to manufacture the Nano reactors by itself and sale of Nano reactors to Desmet by the Company will significantly be reduced in future periods.  We will continue to own and operate a large portfolio of patents and intellectual property rights in applications not related to vegetable oil refining. The following are Management’s plans going forward to generate revenues and sustain the operations of the Company and its current status:

1.	Water Treatment and Remediation in the Permian Basin
2.	Water Remediation and Disinfection in Agriculture
3.	Business Venture with Alchemy Beverages, Inc.
4.	New Technologies: Hydro-Plasma

1. Water Treatment and Remediation in the Permian Basin

From 2020 to 2022, our joint venture with Enviro Watertek, LLC restarted water treatment operations in the Permian Basin. Although our technology demonstrated commercial viability (approximately 3 million barrels treated), our partner was unable to expand and attract new customers due to significant shifts in the oil & gas industry. It has taken several years to rearrange and adapt our technology to fit new customers’ operations.

Currently, we have installed our system at a major water remediation company in Texas, where it has been in place for over six months, with more testing required. We continue to pursue additional customers, primarily in the Permian Basin.

What differentiates us in the industry:

•	No chemical usage in water remediation, significantly reducing operational costs.
•	Integration into existing processes within 24 hours, without disrupting ongoing operations.
•	Compact systems with minimal energy consumption.
•	Post-treatment water can be either reused or safely disposed of.

The Company anticipates that sales will be generated in the first half of fiscal 2025.

2. Water Remediation and Disinfection in Agriculture

In 2024, we installed our first system at Hacienda Farms (B&F Greenhouse Services, Inc.) in Canada. The system is currently undergoing trials to increase oxygen levels in the water, eliminate algae, and control bacterial growth, all without the use of harsh chemicals. This innovative technology is designed to improve water quality and promote healthier crop growth.

Hacienda Farms, relies heavily on water from Lake Erie, which poses significant water remediation challenges due to issues like algae and bacterial contamination. Additionally, Hacienda Farms has been dealing with high sodium levels in the water, which affect calcium absorption in plants, and fungal issues that harm root health, ultimately reducing crop yields. These water quality challenges necessitate advanced remediation solutions to ensure the sustainability and productivity of their greenhouse operations. Our technology addresses these problems by controlling microorganisms, accelerating vegetative and root growth, and increasing overall plant biomass. This not only improves crop production but also supports sustainable farming practices.

The overall market for water treatment in Canada is valued at approximately $2.51 billion, with continuous expansion due to the demand for sustainable solutions in agriculture and industrial applications.

The outcome of the trials mentioned above, which we expect to be completed within the first calendar quarter of 2025, will determine the commercial viability of our product and the timeline for any potential revenue generation.

3. Business Venture with Alchemy Beverages, Inc.

Over the past several years, we have worked closely with Alchemy Beverages, Inc. (“ABI”) to develop the smart home kitchen appliance Barmuze and alcoholic beverages. Significant work has been done on Barmuze branding, including launching a new website and creating animations throughout the year to showcase how the appliance works. ABI is actively pursuing the commercial production of Barmuze, licensing the technology to third parties, and considering the opportunity to develop its own alcohol brands, leveraging our cutting-edge technology to transform any alcohol into a smooth, top-shelf experience.

ABI is in the final stages of completing its financial audit, which is estimated to be completed on or before December 31, 2024, engaging focus groups for Barmuze acceptance, refining marketing and distribution strategies, and securing additional capital for production. The Company also plans on obtaining additional financing in early 2025.

The earliest sales and revenue for Barmuze are anticipated in the second half of 2025. Also, ABI is working on creating its own line of alcoholic beverages and licensing of the technology to other brands. For more information, www.alchemybeveragesinc.com and www.barmuze.com.

4. New Technologies: Hydro-Plasma

Along with improving our existing technologies, we have developed Hydoplasma, an innovative process combining cavitation and cold plasma technology to enhance our water treatment efficiency, which:

•	Breaks down both organic and inorganic compounds.
•	Is highly scalable – from 15 to 40 GPM.
•	Eliminates microorganisms and diseases.
•	Has multiple industrial applications.
•	The technology is patent pending.

This cutting-edge technology creates reactive agents, such as hydroxyl radicals and hydrogen peroxide, that break down pollutants, bacteria, and viruses in water more effectively than traditional methods. It’s an environmentally friendly and scalable solution, with applications in water treatment, agriculture, sulfur removal from bunker fuel, and more.

The global cold plasma market is projected to grow from $1.5 billion in 2021 to $3.1 billion by 2027, fueled by increasing demand for sustainable water solutions. Our technology has the potential to revolutionize water treatment on a global scale. To accelerate this development, we have established partnerships with New Mexico State University, the University of Guadalajara, and the Brackish Groundwater National Desalination Research Facility (BGNDRF), NM, to collaborate on water remediation programs.

In order to develop these markets we may need additional funding, and may attempt to raise additional debt and/or equity financing to fund operations and additional working capital. However, there is no assurance that we will be successful in obtaining such financing or obtain sufficient amounts necessary to meet our business needs, or that we will be able to meet our future contractual obligations.

Testing of the technology is currently underway. Upon a completion of multiple trials, if successful, sales and revenue are anticipated in the first half of 2025.

Inflation

Global inflation remains a factor in 2024/5, with interest rates in the US remaining at higher levels, although there have been some indication from the federal reserve that these rates may decrease, inflationary indicators remain above expectations, delaying any interest rate decreases. The Russia and Ukraine and now the Israeli and Hamas conflict and other geopolitical conflicts, as well as related international response, have exacerbated inflationary pressures, including causing increases in the price for goods and services and global supply chain disruptions, which have resulted and may continue to result in shortages in food products, materials and services. Such shortages have resulted and may continue to result in inflationary cost increases for labor, fuel, food products, materials and services, and could continue to cause costs to increase as well as result in the scarcity of certain materials. We cannot predict any future trends in the rate of inflation or other negative economic factors or associated increases in our operating costs and how that may impact our business. To the extent we and our customers we service are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our and their business, our revenues and gross profit could decrease, and our financial condition and results of operations could be adversely affected.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

The following is a comparison of our operation results for the three months ended September 30, 2024 and 2023.

	For the Three Months Ended
	September 30,
	2024	2023	$ Change	% Change

Revenue	$–	$–	$–	–
Revenue from related party	–	–	–	–
Cost of revenue	–	–	–	–
Gross profit	–	–	–	–

General and administrative expenses	218,000	214,000	4,000	(1.9%	)
Research and development expenses	8,000	36,000	(28,000)	77.8%
Total operating expenses	226,000	250,000	(24,000)	(9.6%	)
Loss from operations	(226,000)	(250,000)	(24,000)	(9.6%	)
(Loss) Income from equity method investment	–	–	–	–
Interest expense	(1,000)	(1,000)	–	–
Net loss	$(227,000)	$(251,000)	$(24,000)	(9.6%	)

Revenue

The Company generates revenues from the sale of the Nano Reactor® to customers/distributor. Additionally, the Company generates revenues from its equity method investment, specifically fees from usage of reactors or usage fees.

During the three months ended September 30, 2024 and 2023, we recorded no revenues. Although the Company has orders for nano reactors from Desmet, none were shipped during the current period. No usage fees were recognized during the current period.

Cost of Revenue

During the three months ended September 30, 2024 and 2023, we recorded no cost of sales as no orders were shipped during the periods considered.

Operating Expenses

Operating expenses were $218,000 and $214,000 for the three months ended September 30, 2024 and 2023, respectively, an increase of $4,000 or 1.9%.the increase in general and administrative expense are as follows:

•	Salaries and wages increased by $19,000 due to the employment of a previous officer of the Company to assist with product development.
•	Consulting fees increased by $13,000 primarily related to new product and new market developments.
•	Travel expenses decreased by $16,000 due to a reduction in travel by our officers during the current year, and,
•	Sub lease income received and offset against rental expense of $13,000 during the current year. A portion of the warehouse was sub-let to a third party.

Research and development expenses

Research and development (R&D) expenses was $8,000 and $36,000 for the three months ended September 30, 2024 and 2023, respectively, a decrease of $28,000 or 77.8%. During the prior year, the Company began another R&D project consisting of the design and manufacture of an experimental installation for plasma activation of water by generating a plasma discharge in a water stream. The research and development expenditure is dependent on progress made on the development.

Interest expense

Interest expense was $1,000 and $1,000 for the three months ended September 30, 2024 and 2023, respectively. Interest expense relates to interest incurred on the SBA loan.

Liquidity and Capital Resource

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in accompanying condensed consolidated financial statements, during the three months ended September 30, 2024, the Company incurred a net loss of $227,000 and had a stockholders’ deficit of $27,074,000 as of September 30, 2024. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2024, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may result from an inability of the Company to continue as a going concern.

As of September 30, 2024, the Company has cash in the amount of $2,000. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management’s plan is to increase revenues by continuing to license its technology globally. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company believes it has enough cash to sustain operations through March 2025.

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

Cash Flow

Net cash used in operating activities was $179,000 for the three months ended September 30, 2024 and net cash generated by operating activities was $122,000 for the three months ended September 30, 2023. Changes in our cash flows was due to changes in operating assets and liabilities as well as advances from Desmet. During the period ended September 30, 2023, the Company received advances from Desmet of $304,000 compared to none during the period ended September 30, 2024.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of September 30, 2024 the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the first quarter of fiscal 2025 that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURE	TITLE	DATE

/s/ N. Voloshin	President; Member of Board of Directors	November 14, 2024
N. Voloshin	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	November 14, 2024
N. Voloshin	(Principal Financial Officer)

