Form 10-Q
period 2024-12-31
Cavitation Technologies, Inc.
filed 2025-02-14
CIK 1376793

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant by reference to the price at which the common equity was last sold, or of the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,465,000 as of December 31, 2024 based on the closing price of $0.02 per share and 273,239,850 shares outstanding.

As of February 12, 2025 the issuer had 284,289,740 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2024	June 30, 2024
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$681,000	$179,000
Inventory	11,000	–
Prepaid expenses	9,000	16,000
Total current assets	701,000	195,000

Equity method investment	1,000	1,000
Operating lease right-of-use asset	6,000	42,000
Other assets	10,000	10,000
Total assets	$718,000	$248,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$164,000	$129,000
Accrued payroll and payroll taxes – related parties	434,000	414,000
Note payable	9,000	9,000
Operating lease liability, current portion	6,000	46,000
Total current liabilities	613,000	598,000

Note payable, non-current	128,000	130,000
Total liabilities	741,000	728,000

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and June 30, 2024	–	–
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 284,289,740 shares issued and outstanding as of December 31, 2024 and June 30, 2024	284,000	284,000
Additional paid-in capital	26,188,000	26,083,000
Accumulated deficit	(26,495,000)	(26,847,000)
Total stockholders’ deficit	(23,000)	(480,000)
Total liabilities and stockholders’ deficit	$718,000	$248,000

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

AS OF DECEMBER 31, 2024 AND 2023

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$76,000	$192,000	$76,000	$192,000

Cost of revenue	(13,000)	(34,000)	(13,000)	(34,000)
Gross profit	63,000	158,000	63,000	158,000

General and administrative expenses	346,000	172,000	564,000	386,000
Research and development expenses	16,000	–	24,000	36,000
Total operating expenses	362,000	172,000	588,000	422,000

Loss from operations	(299,000)	(14,000)	(525,000)	(264,000)

Other Income (expense)
Gain on patent assignment	880,000	–	880,000	–
Interest expense	(2,000)	(2,000)	(3,000)	(3,000)

Net income (loss)	$579,000	$(16,000)	$352,000	$(267,000)

Net income (loss) per share, Basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average shares outstanding, Basic and diluted	284,289,740	284,289,740	284,289,740	284,289,740

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (Unaudited)
AS OF DECEMBER 31, 2024 AND 2023

	Three Months Ended December 31, 2024 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2024	284,289,740	$284,000	$26,083,000	$(27,074,000)	$(707,000)
Fair value of warrants granted for services	–	–	105,000		105,000
Net income	–	–	–	579,000	579,000
Balance at December 31, 2024	284,289,740	$284,000	$26,188,000	$(26,495,000)	$(23,000)

	Six Months Ended December 31, 2024 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2024	284,289,740	$284,000	$26,083,000	$(26,847,000)	$(480,000)
Fair value of warrants granted for services	–	–	105,000		105,000
Net income	–	–	–	352,000	352,000
Balance at December 31, 2024	284,289,740	$284,000	$26,188,000	$(26,495,000)	$(23,000)

	Three Months Ended December 31, 2023 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2023	284,289,740	$284,000	$26,083,000	$(27,537,000)	$(1,170,000)
Net loss	–	–	–	(16,000)	(16,000)
Balance at December 31, 2023	284,289,740	$284,000	$26,083,000	$(27,553,000)	$(1,186,000)

	Six Months Ended December 31, 2023 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2023	284,289,740	$284,000	$26,083,000	$(27,286,000)	$(919,000)
Net loss	–	–	–	(267,000)	(267,000)
Balance at December 31, 2023	284,289,740	$284,000	$26,083,000	$(27,553,000)	$(1,186,000)

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended December 31,
	2024	2023

Operating activities:
Net income (loss)	$352,000	$(267,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	–	1,000
Fair value of warrants	105,000	–
Gain on patent assignment	(880,000)	–
Effect of changes in:
Inventory	(11,000)	–
Operating lease right of use asset	36,000	35,000
Accounts payable and accrued expenses	55,000	92,000
Advances from distributor, net	–	164,000
Operating lease liability	(40,000)	(36,000)
Prepaid expenses	7,000	–
Net cash used in operating activities	(376,000)	(11,000)

Investing activities:
Proceeds from patent assignment	880,000	–
Net cash provided by investing activities	880,000	–

Financing activities:
Repayment of note payable	(2,000)	–
Net cash used in financing activities	(2,000)	–

Net increase (decrease) in cash and cash equivalents	502,000	(11,000)

Cash and cash equivalents, beginning of period	179,000	18,000
Cash and cash equivalents, end of period	$681,000	$7,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,000	$4,000
Cash paid for income taxes	$–	$–

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Six months ended December 31, 2024 and 2023

Note 1 – Organization and Summary of Significant Accounting Policies

Cavitation Technologies, Inc. (“the Company,” “CTi,” “we,” “us,” and “our”) is a Nevada corporation originally incorporated in January 2007 under the name Bio Energy, Inc. The Company had originally developed, patented, and commercialized proprietary technology, which has subsequently been sold to Desmet Ballestra in the patent assignment and license back agreement disclosed below.

Patent assignment and license back agreement

On October 9, 2024, the Company has entered into an agreement with Desmet that monetized the Company by the assignment of certain of its U.S. and non-U.S. patents, technical information and related intellectual property (the “Assigned Patents”) that for several years have been licensed to Desmet for its use on a global basis in vegetable oil, fats and oleo applications (see Note 2).

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America (“U.S.”) and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three and six months ended December 31, 2024 are not indicative of the results that may be expected for the fiscal year ending June 30, 2025. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2024 filed on September 30, 2024. The condensed consolidated balance sheet as of June 30, 2024 has been derived from the audited financial statements included in the Form 10-K for that year.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the six months ended December 31, 2024, the Company incurred loss from operations of $525,000 and stockholders’ deficit of $23,000 as of December 31, 2024. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2024, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that may result from an inability of the Company to continue as a going concern.

In October 2024, the Company assigned certain of its patents used in the production of the Nano reactor to Desmet in exchange for cash of $880,000. As a result of this transaction, the Company expect a reduction in the sale of Nano reactors to Desmet in future periods. However, the Company was able to retain certain patent rights in the production and sale of its Nano reactors thru the Reserved Grant Back License agreement, for which, the Company will utilize to generate future revenues.

As of December 31, 2024, the Company has cash in the amount of $681,000. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management’s plan is to increase revenues by using its Reserved Grant Back License to apply the technology to; (i) water and wastewater processing, recovery, recycling and purification (including oilfield wastewater) and; (ii) manufacture, distillation, brewing, enhancements, sale and marketing of alcoholic beverages, together the Licensed Fields. The Company will have a worldwide, exclusive, transferable and royalty-free license and right to design, build, use, export, improve, sell and market Nano Reactor® devices and Nano Reactor® devices and systems (and products) that incorporate or utilize Nano Reactor® devices, in each case within the Licensed Fields, and to continue to use the Nano Reactor® trademark in connection with its business, systems and products within the Licensed Fields. In addition, the Company will continue to develop its (i) water treatment and remediation in the Permian Basin; (ii) water remediation and disinfection in agriculture; (iii) business venture with Alchemy Beverages, Inc. to develop a smart home kitchen appliance for alcoholic beverages; and (iv) hydro plasma technology in order generate revenues and sustain operations. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company believes it has enough cash to sustain operations through June 30, 2025.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. Significant estimates include estimates for reserves for valuation of our equity method investments, assumptions used in valuing our stock options, stock warrants and common stock issued for services and valuation allowance for our deferred tax assets, among other items. Actual results could differ from these estimates.

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

For the license fee revenue, and revenue from assignments of its patents, revenue is recognized when the Company satisfies the performance obligation based on the related agreements and collectability is certain.

In addition, the Company also recognizes revenues from usage fees of certain reactors. Usage fees are recognized based on actual usage by the customer and collectability is certain.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2024 and June 30, 2024, the Company had no cash equivalents.

The Company maintains its cash with one domestic financial institution. From time to time, cash balances in this domestic bank may exceed federally insured limits provided by the Federal Deposit Insurance Corporation (“FDIC”) of up to $250,000.

As of December 31, 2024, Company had deposits in excess of federally insured limit of $431,000 with one bank. The Company believes that no significant concentration of credit risk exists with respect to this cash balance because of its assessment of the creditworthiness and financial viability of this financial institution.

Equity Method Investment

The Company accounts for investments in entities in which the Company has significant influence over the entity’s financial and operating policies, but does not control, using the equity method of accounting. The equity method investments are initially recorded at cost, and subsequently increased for capital contributions and allocations of net income, and decreased for capital distributions and allocations of net loss. Equity in net income (loss) from the equity method investment is allocated based on the Company’s economic interest. Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If it is determined that a loss in value of the equity method investment is other than temporary, an impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods, and available information at the time the analysis is prepared. Based on Management’s assessment, the value of its equity method investment was impaired as of June 30, 2023. As of December 31, 2024 and June 30, 2024, the remaining de minimis value of its investments was $1,000, respectively.

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

Leases

The Company accounts for its leases in accordance with the guidance of FASB ASC 842, Leases. The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments.

In January 2025, the Company’s lease expired and is currently on a month-to-month basis.

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

As of December 31, 2024, and June 30, 2024, the carrying value of certain accounts such as inventory, accounts payable, accrued expenses and accrued payroll approximates their fair value due to the short-term nature of such instruments. The carrying value of our note payable approximate their fair value due to interest rate of the note.

Research and Development Costs

Research and development expenses relate primarily to the development, design, testing of preproduction prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development costs recorded during the six months ended December 31, 2024 and 2023 amounted to $24,000 and $36,000, respectively.

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

There were no adjustments to net income (loss) required for purposes of computing diluted earnings per share. At December 31, 2024 and 2023 the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of its diluted earnings per share, as their effect would have been anti-dilutive as the exercise price of these warrants were greater than the stock price of the Company common stock.

	December 31, 2024	December 31, 2023
Warrants	39,541,323	30,360,574

Concentrations

During the six months ended December 31, 2024 and 2023, we recorded 100% of our revenues from Desmet.

As of December 31, 2024, three vendors accounted for 19%, 13% and 11% of the Company’s accounts payable. As of June 30, 2024, three vendors accounted for 19%, 15% and 11% of the Company’s accounts payable.

At December 31, 2024 and June 30, 2024, we had no receivables from our customers.

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

Technology License Agreements

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

In accordance with ASC 606, the Company recognizes revenue from the sale of reactors to Desmet at the time of shipment of the Nano reactor hardware as shipment is deemed to be the Company’s only performance obligation and the Company had no more continuing obligation other than the reactor’s two-year standard warranty. Desmet pays for such reactors on credit terms and the amount of a sale is recorded as a receivable upon acceptance by Desmet. Monthly advances received from Desmet are initially recorded as advances from distributor (i.e. deferred revenues) and will only be recognized as revenues once the Company has completed its performance obligation to Desmet.

During the three and six months ended December 31, 2024 and 2023,pursuant to these TLA agreements, the Company recorded sales of $76,000 and $192,000 from Nano Reactor® sales from Desmet, respectively,

During the six months ended December 31, 2024, no advances were received from Desmet. As of December 31, 2024 there were no outstanding advances owed to Desmet.

During the six months ended December 31, 2023, advances received from Desmet amounted to $356,000, reduced by revenues recognized of $192,000. As of December 31, 2023, outstanding advances from Desmet amounted to $555,000.

Patent Assignment and License Back Agreement

On October 9, 2024, as disclosed in Note 1 above, the Company entered into a patent assignment and license back agreement with Desmet, whereby the Company assigned certain of its U.S. and non-U.S. patents, technical information and related intellectual property (the “Assigned Patents”) that for several years have been licensed to Desmet for its use on a global basis in vegetable oil, fats and oleo applications, effectively terminating the February 2024 TLA Agreement.

The Company also assigned to Desmet, ownership of two U.S. trademark registrations that it holds for its Nano Neutralization® and Nano Reactor® marks, respectively (the “Assigned Marks”). The consideration for the assignment of the patents amounted to $880,000, which was collected in full. The Company has also agreed to provide to Desmet any consultation, technical assistance and support services that Desmet may reasonably request in; (a) installing, operating or troubleshooting for any Nano Reactor® Device; (b) testing, startup or maintenance of any Nano Reactor® Device or any problems associated therewith; and (c) providing training to representatives, contractors or employees of Desmet or any Site User, to be charged at a rate of $1,000 per day, plus reimbursement of reasonable expenses.

Pursuant to the patent assignment and license back agreement, the Company reserved for itself, and received a Grant Back License (“Reserved Grant Back License”) of a worldwide, exclusive, transferable and royalty-free license and right to practice and use the Assigned Patents and associated technical information in businesses, activities, projects, uses and applications in the field of; (i) water and wastewater processing, recovery, recycling and purification (including oilfield wastewater) and; (ii) manufacture, distillation, brewing, enhancements, sale and marketing of alcoholic beverages, together the Licensed Fields (the “Licensed Fields”). Under the Reserved Grant Back License retained and received, the Company will have a worldwide, exclusive, transferable and royalty-free license and right to design, build, use, export, improve, sell and market Nano Reactor® devices and Nano Reactor® devices and systems (and products) that incorporate or utilize Nano Reactor® devices, in each case within the Licensed Fields, and to continue to use the Nano Reactor® trademark in connection with its business, systems and products within the Licensed Fields.

The Company has expensed costs associated with these patents in prior years and has no carrying value upon closing of this transaction. The Company followed the guidance of ASC 610, Other Income, to account for this transaction. As a result, the Company recognized the entire $880,000 as Gain on Patent Assignment in the accompanying statement of operations.

Note 3 – Related Party Transactions

Accrued Payroll and Payroll Taxes

The Company accrues salaries and estimated payroll taxes due to employees, a former officer and current officer and director of the Company. As of June 30, 2024, accrued payroll and payroll taxes amounted to $414,000, respectively.

During the six months ended December 31, 2024, the Company recorded an additional $20,000 in accrued salaries and related payroll taxes for an employee and the current officer and director of the Company.

As of December 31, 2024, total accrued payroll and payroll related taxes due to related parties amounted to $434,000.

Note 4 – Notes Payable

	December 31,	June 30,
	2024	2024
Note payable – EIDL	$137,000	$139,000
Short-term note payable	(9,000)	(9,000)
Long-term note payable	$128,000	$130,000

In July 2020, the Company received a loan of $150,000 from the SBA under its Economic Injury Disaster Loan (EIDL) assistance program. The EIDL loan is payable over 30 years, bears interest at a rate of 3.75% per annum and secured by all tangible and intangible property of the Company.

Note 5 – Stockholders’ Equity

Stock Warrants

A summary of the Company’s warrant activity and related information for the three months ended December 31, 2024 is as follows:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)

Outstanding at June 30, 2024	28,841,323	$0.080	2.61
Granted	10,700,000	0.013	0.28
Exercised	–	–	–
Expired	–	–	–
Outstanding at December 31, 2024 vested and exercisable	39,541,323	$0.08	1.91

There was no intrinsic value of the outstanding warrants as of December 31, 2024, as the exercise price of these warrants were greater than the market price.

In November 2024, the Company granted stock warrants to employees and non-employee to purchase 10.7 million shares of common stock. The stock warrants are fully vested upon grant, exercisable at $0.013 per share and will expire in five years. The estimated fair value of these warrants for employees and non-employee amounted to $105,000.

The fair value of a stock warrants award is calculated on the grant date using the Black-Scholes option-pricing model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect as of the grant date. The expected dividend yield assumption is based on the Company’s expectation of dividend payouts and is assumed to be zero. The expected volatility is based on the historical volatility of the Company’s common stock, calculated utilizing a look-back period approximately equal to the expected life of the stock warrants granted. For warrants granted to employees, the expected life of the stock warrants is calculated as the mid-point between the vesting period and the contractual term (the “simplified method”), while the full contractual life for warrants granted to non-employee. The fair market value of the common stock is determined by reference to the quoted market price of the common stock on the grant date.

The following table summarizes additional information concerning warrants outstanding and exercisable at December 31, 2024.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.030	5,000,000	5.00	$0.030	5,000,000	5.00
$0.090	23,841,323	1.50	$0.090	23,841,323	1.50
$0.013	10,700,000	0.28	$0.013	10,700,000	0.28
	39,541,323			39,541,323

Note 6 – Commitments and Contingencies

Royalty Agreements

On July 1, 2008, the Company’s wholly owned subsidiary entered into Patent Assignment Agreements with two parties, its President as well as its former Chief Executive Officer (CEO) and current Technology Senior Manager, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and former CEO/ current Technology Senior Manager have been assigned to the Company. In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of the President and former CEO/ current Technology Senior Manager for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010. The Company’s former CEO/ current Technology Senior Manager and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through December 31, 2024 and 2023.

On April 30, 2008 (as amended November 22, 2010), the Company’s wholly owned subsidiary entered into an employment agreement with the Director of Chemical and Analytical Department (the “Inventor”) providing that the Inventor shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of December 31, 2024, no patents have been granted in which this person is the legally named inventor.

Note 7 – Subsequent events

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

In October 2024, we entered into a Patent Assignment and License Back Agreement with Desmet to assign certain patents, intellectual property rights and trademarks related to vegetable oil refining to Desmet, as consideration for the patent assignments, Desmet paid the Company $880,000 in cash. This transaction provided capital for continuous operations and business development of our company.

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

ABI is in the final stages of completing its financial audit, which is estimated to be completed before the end of the first quarter of 2025, engaging focus groups for Barmuze acceptance, refining marketing and distribution strategies, and securing additional capital for production. The Company also plans on obtaining additional financing in early 2025.

The earliest sales and revenue for Barmuze are anticipated in the second half of 2025. Also, ABI is working on creating its own line of alcoholic beverages and licensing of the technology to other brands. For more information, www.alchemybeveragesinc.com and www.barmuze.com.

4. New Technologies: Hydro-Plasma

Along with improving our existing technologies, we have developed Hydroplasma, an innovative process combining cavitation and cold plasma technology to enhance our water treatment efficiency, which:

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

Testing of the technology is currently underway. Upon completion of multiple trials, if successful, sales and revenue are anticipated in the first half of 2025.

Inflation

Global inflation remains a factor in fiscals 2024 and 2025, with interest rates in the US remaining at higher levels, although there have been some indication from the federal reserve that these rates may decrease, inflationary indicators remain above expectations, delaying any interest rate decreases. The recent indications by the current U.S government to implement tariffs on significant trading partners may result in increased costs for consumers, resulting in inflationary pressure. The Russia and Ukraine and now the Israeli and Hamas conflict and other geopolitical conflicts, as well as related international response, have exacerbated inflationary pressures, including causing increases in the price for goods and services and global supply chain disruptions, which have resulted and may continue to result in shortages in food products, materials and services. Such shortages have resulted and may continue to result in inflationary cost increases for labor, fuel, food products, materials and services, and could continue to cause costs to increase as well as result in the scarcity of certain materials. We cannot predict any future trends in the rate of inflation or other negative economic factors or associated increases in our operating costs and how that may impact our business. To the extent we and our customers we service are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our and their business, our revenues and gross profit could decrease, and our financial condition and results of operations could be adversely affected.

Results of Operations

Results of Operations for the Three Months Ended December 31, 2024 Compared to the Three Months Ended December 31, 2023

The following is a comparison of our results of operations for the three months ended December 31, 2024 and 2023.

	For the Three Months Ended
	December 31,
	2024	2023	$ Change	% Change

Revenue	$76,000	$192,000	$(116,000)	(60.4)%
Cost of revenue	(13,000)	(34,000)	21,000	(61.8)%
Gross profit	63,000	158,000	(95,000)	(60.1)%

General and administrative expenses	346,000	172,000	174,000	101.2%
Research and development expenses	16,000	–	16,000	100.0%
Total operating expenses	362,000	172,000	190,000	110.5%
Loss from operations	(299,000)	(14,000)	(285,000)	2,035.7%
Gain on patent assignment	880,000	–	880,000	100.0%
Interest expense	(2,000)	(2,000)	–	–
Net income (loss)	$579,000	$(16,000)	$595,000	3,718.8%

Revenue

The Company generated revenues from the sale of the Nano Reactor® to customers/distributor. Additionally, the Company generates revenues from its equity method investment, specifically fees from usage of reactors or usage fees.

Revenue was $76,000 and $192,000 for the three months ended December 31, 2024, and 2023, respectively, a decrease of $116,000 or 60.4%. The Company delivered one purchase order placed prior to the assignment of our vegetable oil refining patents to Desmet. In the prior year we delivered on two purchase orders.

Cost of revenue

Cost of revenue was $13,000 and $34,000 for the three months ended December 31, 2024 and 2023, respectively, a decrease of $21,000 or 61.8%. The decrease is directly related to the decrease in revenue, as discussed above.

General and administrative expenses

General and administrative expenses was $346,000 and $172,000 for the three months ended December 31, 2024, and 2023, respectively, an increase of $174,000 or 101.2%. The increase is primarily due to the following:

•	Stock compensation increased by $105,000 due to the stock purchase warrants issued to the Company’s employees and consultant,
•	Patent attorney legal fees increased by $28,000 due to patent fees in Europe,
•	Payroll expenses increased by $23,000 due to the employment of a previous officer of the company to assist with product development,
•	Consulting fees increased by $16,000 primarily related to new market and product development,
•	Professional fees increased by $20,000 primarily due to patent activity related to new product development and the timing of other professional services rendered,
•	Reduction in rent expense by $13,000 due to proceeds from sub lease of unutilized warehouse space to a third party,
•	Travel expenses decreased by $12,000 due to a reduction in travel by our officers during the current year,
•	The aggregate of all other expenses increased by $7,000, the increase in these expenses are individually insignificant.

Research and development expenses

Research and development expenses was $16,000 and $0 for the three months ended December 31, 2024 and 2023, respectively, an increase of $16,000 or 100.0%. During the prior year, the Company began another R&D project consisting of the design and manufacture of an experimental installation for plasma activation of water by generating a plasma discharge in a water stream. The research and development expenditure is dependent on progress made on the development.

Gain on patent assignment

Gain on patent assignment was $880,000 for the three months ended December 31, 2024 as a result of sale and assignment of certain patents to Desmet. There was no similar transaction during the prior period.

Interest expense

Interest expense was $2,000 and $2,000 for the three months ended December 31, 2024 and 2023, interest expense is primarily related to the SBA loan.

Net income (loss)

Net income was $579,000 for the three months ended December 31, 2024 and net loss was $16,000 for the three months ended December 31, 2023, an increase in income of $595,000. The increase in net income is primarily due to the gain on the patent assignment offset by the decrease in revenue and the increase in general and administrative expenses, as discussed above.

Results of Operations for the Six Months Ended December 31, 2024 compared to the Six Months Ended December 31, 2023

The following is a comparison of our results of operations for the six months ended December 31, 2024 and 2023.

	For the Six Months Ended
	December 31,
	2024	2023	$ Change	% Change

Revenue	$76,000	$192,000	$(116,000)	(60.4)%
Cost of revenue	(13,000)	(34,000)	21,000	(61.8)%
Gross profit	63,000	158,000	(95,000)	(60.1)%

General and administrative expenses	564,000	386,000	178,000	46.1%
Research and development expenses	24,000	36,000	(12,000)	(33.3)%
Total operating expenses	588,000	422,000	166,000	39.3%
Loss from operations	(525,000)	(264,000)	(261,000)	98.9%
Gain on patent assignment	880,000	–	880,000	100.0%
Interest expense	(3,000)	(3,000)	–	–%
Net income (loss)	$352,000	$(267,000)	$619,000	(231.8)%

Revenue

The Company generated revenues from the sale of the Nano Reactor® to customers/distributor. Additionally, the Company generates revenues from its equity method investment, specifically fees from usage of reactors or usage fees.

Revenue was $76,000 and $192,000 for the six months ended December 31, 2024, and 2023, respectively, a decrease of $116,000 or 60.4%. The Company delivered one purchase order placed prior to the assignment of our vegetable oil refining patents to Desmet. In the prior year we delivered on two purchase orders.

Cost of revenue

Cost of revenue was $13,000 and $34,000 for the six months ended December 31, 2024 and 2023, respectively, a decrease of $21,000 or 61.8%. The decrease is directly related to the decrease in revenue, as discussed above.

General and administrative expenses

General and administrative expenses was $564,000 and $386,000 for the six months ended December 31, 2024, and 2023, respectively, an increase of $178,000 or 46.1%. The increase is primarily due to the following:

•	Stock compensation increased by $105,000 due to the stock purchase warrants issued to the Company’s employees and consultant,
•	Patent attorney legal fees increased by $28,000 due to the patent fees in Europe,
•	Payroll expenses increased by $42,000 due to the employment of a previous officer of the company to assist with product development,
•	Consulting fees increased by $29,000 primarily related to new market and product development,
•	Professional fees increased by $29,000 primarily due to patent activity related to new product development and an increase in other professional services rendered,
•	Reduction in rent expense by $26,000 due to proceeds from sub lease of unutilized warehouse space to a third party,
•	Travel expenses decreased by $29,000 due to a reduction in travel by our officers during the current year,

Research and development expenses

Research and development expenses was $24,000 and $36,000 for the six months ended December 31, 2024 and 2023, respectively, an increase of $12,000 or 33.3%. During the prior year, the Company began another R&D project consisting of the design and manufacture of an experimental installation for plasma activation of water by generating a plasma discharge in a water stream. The research and development expenditure is dependent on progress made on the development.

Gain on patent assignment

Gain on patent assignment was $880,000 for the six months ended December 31, 2024 as a result of sale and assignment of certain patents to Desmet. There was no similar transaction during the prior period.

Interest expense

Interest expense was $3,000 and $3,000 for the six months ended December 31, 2024 and 2023, interest expense is primarily related to the SBA loan.

Net income (loss)

Net income was $352,000 for the six months ended December 31, 2024 and net loss was $267,000 for the six months ended December 31, 2023, an increase in income of $619,000. The increase in net income is primarily due to the gain on the patent assignment offset by the decrease in revenue and the increase in general and administrative expenses, as discussed above.

Liquidity and Capital Resource

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in accompanying condensed consolidated financial statements, during the six months ended December 31, 2024, the Company incurred loss from operations of $525,000. In addition, we had an stockholders’ deficit of $23,000 as of December 31, 2024. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2024, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the inability of the Company to continue as a going concern.

As of December 31, 2024, the Company has cash in the amount of $681,000. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management’s plan is to increase revenues by using its Reserved Grant Back License to apply the technology to; (i) water and wastewater processing, recovery, recycling and purification (including oilfield wastewater) and; (ii) manufacture, distillation, brewing, enhancements, sale and marketing of alcoholic beverages, together the Licensed Fields. The Company will have a worldwide, exclusive, transferable and royalty-free license and right to design, build, use, export, improve, sell and market Nano Reactor® devices and Nano Reactor® devices and systems (and products) that incorporate or utilize Nano Reactor® devices, in each case within the Licensed Fields, and to continue to use the Nano Reactor® trademark in connection with its business, systems and products within the Licensed Fields. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company believes it has enough cash to sustain operations through June 30, 2025.

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

Cash Flow

Net cash used in operating activities was $376,000 for the six months ended December 31, 2024 and net cash used in operating activities was $11,000 for the six months ended December 31, 2023. The increase in cash used in operating activities is primarily due operating expenses and changes in working capital. In the prior year we also received net advances from Desmet amounting to $164,000 with no similar advances received in the current period.

Net cash provided by investing activities amounted to $880,000 as a result of the proceeds received from the assignment of patents to Desmet. There were no similar transactions in the prior period.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of December 31, 2024 the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the second quarter of fiscal 2025 that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURE	TITLE	DATE

/s/ N. Voloshin	President; Member of Board of Directors	February 14, 2025
N. Voloshin	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	February 14, 2025
N. Voloshin	(Principal Financial Officer)

