Form 10-Q
period 2025-03-31
Cavitation Technologies, Inc.
filed 2025-05-15
CIK 1376793

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

Commission File Number: 000-53239

Cavitation Technologies, Inc.
(Exact name of Registrant as Specified in its Charter)

Nevada	20-4907818
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

10019 CANOGA AVENUE, CHATSWORTH, CALIFORNIA 91311
(Address, including Zip Code, of Principal Executive Offices)

(818) 718-0905
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2025 the issuer had 288,956,340 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	June 30, 2024
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$432,000	$179,000
Accounts receivable	122,000	–
Prepaid expenses	11,000	16,000
Total current assets	565,000	195,000

Equity method investment	1,000	1,000
Operating lease right-of-use asset	–	42,000
Other asset	10,000	10,000
Total assets	$576,000	$248,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$141,000	$129,000
Accrued payroll and payroll taxes – related parties	–	414,000
Note payable, current portion	9,000	9,000
Operating lease liability, current portion	–	46,000
Total current liabilities	150,000	598,000

Note payable, non-current	127,000	130,000
Total liabilities	277,000	728,000

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and June 30, 2024	–	–
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 288,956,340 and 284,289,740 shares issued and outstanding as of March 31, 2025 and June 30, 2024, respectively.	289,000	284,000
Additional paid-in capital	26,735,000	26,083,000
Accumulated deficit	(26,725,000)	(26,847,000)
Total stockholders’ equity (deficit)	299,000	(480,000)
Total liabilities and stockholders’ equity (deficit)	$576,000	$248,000

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

AS OF MARCH 31, 2025 AND 2024

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$122,000	$519,000	$198,000	$711,000

Cost of revenue	(25,000)	(7,000)	(38,000)	(41,000)
Gross profit	97,000	512,000	160,000	670,000

General and administrative expenses	283,000	170,000	847,000	556,000
Research and development expenses	42,000	9,000	66,000	45,000
Total operating expenses	325,000	179,000	913,000	601,000

Income (loss) from operations	(228,000)	333,000	(753,000)	69,000

Other Income (expense)
Gain on patent assignment	–	–	880,000	–
Interest expense	(2,000)	(2,000)	(5,000)	(5,000)

Net income (loss)	$(230,000)	$331,000	$122,000	$64,000

Net income (loss) per share, Basic and diluted	$(0.00)	$0.00	$0.00	$0.00

Weighted average shares outstanding, Basic and diluted	286,467,487	284,289,740	285,005.058	284,289,740

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)
AS OF MARCH 31, 2025 AND 2024

	Three Months Ended March 31, 2025 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2024	284,289,740	$284,000	$26,188,000	$(26,495,000)	$(23,000)
Fair value of warrants granted for services	–	–	90,000	–	90,000
Fair value of common stock issued to settle accrued payroll and payroll taxes – related parties	4,666,600	5,000	88,000	–	93,000
Fair value of warrants issued to settle accrued payroll and payroll taxes – related parties	–	–	100,000	–	100,000
Extinguishment of accrued payroll and payroll taxes – related parties treated as contribution of capital	–	–	269,000	–	269,000
Net loss	–	–	–	(230,000)	(230,000)
Balance at March 31, 2025	288,956,340	$289,000	$26,735,000	$(26,725,000)	$299,000

	Nine Months Ended March 31, 2025 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2024	284,289,740	$284,000	$26,083,000	$(26,847,000)	$(480,000)
Fair value of warrants granted for services	–	–	195,000	–	195,000
Fair value of common stock issued to settle accrued payroll and payroll taxes – related parties	4,666,600	5,000	88,000	–	93,000
Fair value of warrants issued to settle accrued payroll and payroll taxes – related parties	–	–	100,000	–	100,000
Extinguishment of accrued payroll and payroll taxes – related parties treated as contribution of capital	–	–	269,000	–	269,000
Net income	–	–	–	122,000	122,000
Balance at March 31, 2025	288,956,340	$289,000	$26,735,000	$(26,725,000)	$299,000

	Three Months Ended March 31, 2024 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	284,289,740	$284,000	$26,083,000	$(27,553,000)	$(1,186,000)
Net income	–	–	–	331,000	331,000
Balance at March 31, 2024	284,289,740	$284,000	$26,083,000	$(27,222,000)	$(855,000)

	Nine Months Ended March 31, 2024 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2023	284,289,740	$284,000	$26,083,000	$(27,286,000)	$(919,000)
Net income	–	–	–	64,000	64,000
Balance at March 31, 2024	284,289,740	$284,000	$26,083,000	$(27,222,000)	$(855,000)

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended March 31,
	2025	2024

Operating activities:
Net income	$122,000	$64,000
Adjustments to reconcile net income to net cash (used in) generated from operating activities:
Depreciation	–	1,000
Fair value of warrants for services	195,000	–
Gain on patent assignment	(880,000)	–
Effect of changes in:
Accounts receivable	(122,000)	(19,000)
Operating lease right of use asset	42,000	53,000
Accounts payable and accrued expenses	12,000	133,000
Accrued payroll and payroll taxes – related parties	48,000	–
Advances from distributor, net	–	(9,000)
Operating lease liability	(46,000)	(56,000)
Prepaid expenses	5,000	(2,000)
Net cash (used in) generated from operating activities	(624,000)	165,000

Investing activities:
Proceeds from patent assignment	880,000	–
Net cash provided by investing activities	880,000	–

Financing activities:
Repayment of note payable	(3,000)	–
Net cash used in financing activities	(3,000)	–

Net increase in cash and cash equivalents	253,000	165,000

Cash and cash equivalents, beginning of period	179,000	18,000
Cash and cash equivalents, end of period	$432,000	$183,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,000	$5,000
Cash paid for income taxes	$–	$–
Noncash financing and investing activities:
Fair value of common stock and warrants granted to settle accrued payroll and payroll taxes - related parties	$462,000	$–

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Nine months ended March 31, 2025 and 2024

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America (“U.S.”) and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three and nine months ended March 31, 2025 are not indicative of the results that may be expected for the fiscal year ending June 30, 2025. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2024 filed on September 30, 2024. The condensed consolidated balance sheet as of June 30, 2024 has been derived from the audited financial statements included in the Form 10-K for that year.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the nine months ended March 31, 2025, the Company incurred loss from operations of $753,000, used cash in operations of $624,000 and had accumulated deficit of $26,725,000 as of March 31, 2025. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2024, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that may result from an inability of the Company to continue as a going concern.

In October 2024, the Company assigned certain of its patents used in the production of the Nano reactor to Desmet in exchange for cash of $880,000. As a result of this transaction, the Company expects a reduction in the sale of Nano reactors to Desmet in future periods. However, the Company was able to retain certain patent rights in the production and sale of its Nano reactors through the Reserved Grant Back License agreement, for which, the Company will utilize to generate future revenues.

As of March 31, 2025, the Company has cash in the amount of $432,000. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management’s plan is to increase revenues by using its Reserved Grant Back License to apply the technology to; (i) water and wastewater processing, recovery, recycling and purification (including oilfield wastewater) and (ii) manufacture, distillation, brewing, enhancements, sale and marketing of alcoholic beverages, together the Licensed Fields. The Company will have a worldwide, exclusive, transferable and royalty-free license and right to design, build, use, export, improve, sell and market Nano Reactor® devices and Nano Reactor® devices and systems (and products) that incorporate or utilize Nano Reactor® devices, in each case within the Licensed Fields, and to continue to use the Nano Reactor® trademark in connection with its business, systems and products within the Licensed Fields. In addition, the Company will continue to develop its (i) water treatment and remediation in the Permian Basin; (ii) water remediation and disinfection in agriculture; (iii) business venture with Alchemy Beverages, Inc. to develop a smart home kitchen appliance for alcoholic beverages; and (iv) hydro plasma technology in order generate revenues and sustain operations. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company believes it has enough cash to sustain operations through June 30, 2025.

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

Revenue Recognition

The Company follows the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients. Revenue from sales of our Nano Reactors is recognized when products are shipped from our manufacturing facilities as this is our sole performance obligation under these contracts and we have no continuing obligation to the customer.

For the license fee revenue, and revenue from assignments of its patents, revenue is recognized when the Company satisfies the performance obligation based on the related agreements and collectability is certain.

In addition, the Company also recognizes revenues from usage fees of certain reactors. Usage fees are recognized based on actual usage by the customer and collectability is certain.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. At March 31, 2025 and June 30, 2024, the Company had no cash equivalents.

The Company maintains its cash with one domestic financial institution. From time to time, cash balances in this domestic bank may exceed federally insured limits provided by the Federal Deposit Insurance Corporation (“FDIC”) of up to $250,000.

As of March 31, 2025, the Company had deposits in excess of federally insured limit with one bank. The Company believes that no significant concentration of credit risk exists with respect to this cash balance because of its assessment of the creditworthiness and financial viability of this financial institution.

Equity Method Investment

The Company accounts for investments in entities in which the Company has significant influence over the entity’s financial and operating policies, but does not control, using the equity method of accounting. The equity method investments are initially recorded at cost, and subsequently increased for capital contributions and allocations of net income, and decreased for capital distributions and allocations of net loss. Equity in net income (loss) from the equity method investment is allocated based on the Company’s economic interest. Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If it is determined that a loss in value of the equity method investment is other than temporary, an impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods, and available information at the time the analysis is prepared. Based on Management’s assessment, the value of its equity method investment was impaired as of June 30, 2023. As of March 31, 2025 and June 30, 2024, the remaining de minimis value of its investments was $1,000, respectively.

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

Level 3 - inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined by using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

As of March 31, 2025, and June 30, 2024, the carrying value of certain accounts such as accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of such instruments. The carrying value of our note payable approximate their fair value due to interest rate of the note.

Research and Development Costs

Research and development expenses relate primarily to the development, design, testing of preproduction prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development costs recorded during the nine months ended March 31, 2025 and 2024 amounted to $66,000 and $45,000, respectively.

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

There were no adjustments to net income (loss) required for purposes of computing diluted earnings per share. At March 31, 2025 and 2024 the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of its diluted earnings per share, as their effect would have been anti-dilutive as the exercise price of these warrants were greater than the stock price of the Company common stock.

	March 31, 2025	March 31, 2024
Warrants	49,041,323	30,260,574

Concentrations

During the nine months ended March 31, 2025 and 2024, we recorded 100% of our revenues from Desmet.

As of March 31, 2025, three vendors accounted for 21%, 20% and 13% of the Company’s accounts payable. As of June 30, 2024, three vendors accounted for 19%, 15% and 11% of the Company’s accounts payable.

At March 31, 2025 and June 30, 2024, we had receivables of $122,000 and $0, respectively, from our customers.

Segment Information

The Company’s Chief Executive Officer and President (“CEO”) is our chief operating decision maker (“CODM”) and evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. Because our CODM evaluates financial performance on a consolidated basis, the Company has determined that it operates as a single reportable segment composed of the financial results of Cavitation Technologies, Inc.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

As part of the agreement, Desmet provided the Company with monthly advances, subject to certain limitations, of $40,000 to be applied against future sales of reactors.

In February 2024, Desmet and the Company terminated the October 2021 TLA agreement and entered into a new three-year Technology License Agreement (“February 2024 TLA”). The February 2024 TLA provides for a worldwide limited exclusive license to market, sell, supply and assistance to customers of Nano reactor systems and nano reactor devices for the treatment of certain oil and fats, oleochemicals, biodiesels, fatty acids and fatty alcohols. The February 2024 TLA may be terminated by Desmet on March 15 each year on at least one month’s written notice if the licensee and its affiliates failed to sell a minimum of 6 nano reactor systems during the preceding 12-month period. As part of the February 2024 TLA, Desmet also agreed to provide advances of $25,000 per month, subject to limitations. The advances will then be applied as payment against future sales of reactors to Desmet. The TLA is the principal agreement between the Company and Desmet and the basis for revenue recognition for the Company.

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

Pursuant to these TLA agreements, the Company recorded sales of $122,000 and $519,000, during the three months ended March 31, 2025 and 2024, respectively, and sales of $198,000 and $711,000 during the nine months ended March 31, 2025 and 2024, respectively, from Nano Reactor® sales from Desmet.

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

The Company has expensed costs associated with these patents in prior years and had no carrying value upon closing of this transaction. The Company followed the guidance of ASC 610, Other Income, to account for this transaction. As a result, the Company recognized the entire $880,000 as Gain on Patent Assignment in the accompanying statement of operations.

Note 3 – Related Party Transactions

Accrued Payroll and Payroll Taxes

The Company accrues salaries and estimated payroll taxes due to a former officer and current shareholder and current officer and director of the Company. As of June 30, 2024, the total accrued payroll and payroll related taxes amounted to $414,000.

During the period ended March 31, 2025, the Company accrued an additional $48,000 in payroll.

In February 2025, the Company settled with the former officer and current officer to extinguish the accrued payroll and payroll related taxes amounting to $462,000. As part of the settlement, the Company issued 4,666,600 shares of common stock with a fair value of $93,000 and warrants to purchase 5,000,000 shares of common stock. The warrants are fully vested, exercisable at $0.016 per share and will expire in five years. The estimated fair value of these warrants amounted to $100,000 using the Black Scholes Option Pricing Model using the following inputs (i) stock price at the date of grant of $0.020; (ii) risk free interest rate of 4.37% based on rates established by the Federal Reserve Bank; (iii) expected volatility 290% based on historical volatility of the Company’s common stock commensurate with the expected life of the warrants; (iv) expected life of 5 years based on the contractual life; and (v) dividend yield of 0% based on no dividends paid or expected to be paid.

Pursuant to current accounting and SEC guidelines and regulations with regards to related party transactions, the Company accounted for the difference of $269,000 between the carrying amount of the accrued payroll of $462,000 and the fair value of the common stock and warrants issued of $193,000 as capital contribution.

Note 4 – Notes Payable

	March 31,	June 30,
	2025	2024
Note payable – EIDL	$136,000	$139,000
Short-term note payable	(9,000)	(9,000)
Long-term note payable	$127,000	$130,000

In July 2020, the Company received a loan of $150,000 from the SBA under its Economic Injury Disaster Loan (EIDL) assistance program. The EIDL loan is payable over 30 years, bears interest at a rate of 3.75% per annum and secured by all tangible and intangible property of the Company.

Note 5 – Stockholders’ Equity

Stock Warrants

A summary of the Company’s warrant activity and related information for the nine months ended March 31, 2025 is as follows:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)

Outstanding at June 30, 2024	28,841,323	$0.080	2.61
Granted	20,200,000	0.015	4.76
Exercised	–	–	–
Expired	–	–	–
Outstanding at March 31, 2025 vested and exercisable	49,041,323	$0.05	3.06

The intrinsic value of the outstanding warrants as of March 31, 2025 was $310,000 for warrants with an exercise price lower than the current market price on March 31, 2025.

In November 2024 and February 2025, the Company granted stock warrants to employees and non-employees to purchase a total of 15.2 million shares of common stock. The stock warrants are fully vested upon grant, exercisable at an average price of $0.015 per share and will expire in five years. The estimated fair value of these warrants for employees and non-employees amounted to $195,000.

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

The following table summarizes additional information concerning warrants outstanding and exercisable at March 31, 2025.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.013	10,700,000	4.64	$0.013	10,700,000	4.64
$0.016	5,000,000	4.89	0.016	5,000,000	4.89
$0.017	4,500,000	4.92	0.017	4,500,000	4.92
$0.030	5,000,000	4.76	0.030	5,000,000	4.76
$0.090	23,841,323	1.25	0.090	23,841,323	1.25

	49,041,323	3.06	$0.053	49,041,323	3.06

Note 6 – Commitments and Contingencies

Royalty Agreements

On July 1, 2008, the Company’s wholly owned subsidiary entered into Patent Assignment Agreements with two parties, its President as well as its former Chief Executive Officer (CEO) and current Technology Senior Manager, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and former CEO/ current Technology Senior Manager have been assigned to the Company. In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of the President and former CEO/ current Technology Senior Manager for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010. The Company’s former CEO/ current Technology Senior Manager and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through March 31, 2025 and 2024.

On April 30, 2008 (as amended November 22, 2010), the Company’s wholly owned subsidiary entered into an employment agreement with the Director of Chemical and Analytical Department (the “Inventor”) providing that the Inventor shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of March 31, 2025, no patents have been granted in which this person is the legally named inventor.

Note 7 – Segment Information

The Company operates and manages its business as one reportable and operating segment. The Company’s CODM reviews financial information presented and decides how to allocate resources based on net income (loss). Net income (loss) is used for evaluating financial performance.

Significant segment expenses include research and development, salaries, Consulting fees, professional fees, rent expense, and stock-based compensation. Other operating expenses include all remaining costs necessary to operate our business, which primarily include other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Three Months Ended March 31,
	2025	2024
Revenue	$122,000	$519,000
Cost of revenue	(25,000)	(7,000)
Gross profit	97,000	512,000

Research and development	(42,000)	(9,000)
Salaries	(117,000)	(76,000)
Consulting fees	(12,000)	(9,000)
Professional fees	(31,000)	(55,000)
Rent expense	(8,000)	(11,000)
Travel expense	(6,000)	(1,000)
Stock-based compensation	(90,000)	–
Other operating expenses	(19,000)	(18,000)
Total operating expenses	(325,000)	(179,000)
Interest expense	(2,000)	(2,000)
Net Income (loss)	$(230,000)	$331,000

	Nine Months Ended March 31,
	2025	2024
Revenue	$198,000	$711,000
Cost of revenue	(38,000)	(41,000)
Gross profit	160,000	670,000

Research and development	(66,000)	(45,000)
Salaries	(352,000)	(269,000)
Consulting fees	(51,000)	(19,000)
Professional fees	(148,000)	(114,000)
Rent expense	(20,000)	(49,000
Travel expenses	(18,000)	(43,000)
Stock-based compensation	(195,000)	–
Other operating expenses	(63,000)	(62,000)
Total operating expenses	(913,000)	(601,000)
Gain on patent assignment	880,000	–
Interest expense	(5,000)	(5,000)
Net income	$122,000)	$64,000

Note 8 – Subsequent Events

The Company evaluated subsequent events for their potential impact on the condensed consolidated financial statements and disclosures through the date the condensed consolidated financial statements were issued and determined that no subsequent events occurred that were reasonably expected to impact the condensed consolidated financial statements presented herein.

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

In prior years we have developed a number of new applications utilizing the core principal of our technology. Our low pressure non-reactors (LPN) can be utilized in multiple industries that process large volumes of fluids and we anticipate commercial sales in our fiscal 2026. Further, we have miniaturized our non-reactors to be utilized in various consumer oriented products, such as, processing and enhancing spirits and wines, drinking water with infusion of vitamins, minerals and cannabidiol (CBD) oil.

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

The Company anticipates that sales will be generated in the first half of fiscal 2026.

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

The outcome of the trials mentioned above, which we expect to be completed within the first calendar quarter of 2026, will determine the commercial viability of our product and the timeline for any potential revenue generation.

3. Business Venture with Alchemy Beverages, Inc.

In June 2018, the Company entered into an agreement to license its patented alcoholic beverage technology to Alchemy Beverages, Inc. (“ABI”). Over the past several years, we have worked closely with ABI to develop the smart home kitchen appliance Barmuze and alcoholic beverages. Significant work has been done on Barmuze branding, including launching a new website and creating animations throughout the year to showcase how the appliance works. ABI is actively pursuing the commercial production of Barmuze, licensing the technology to third parties, and considering the opportunity to develop its own alcohol brands, leveraging our cutting-edge technology to transform any alcohol into a smooth, top-shelf experience.

ABI is in the final stages of completing its financial audit, which is estimated to be completed before the end of the first quarter of fiscal 2026, engaging focus groups for Barmuze acceptance, refining marketing and distribution strategies, and securing additional capital for production. The Company also plans on obtaining additional financing in early fiscal 2026.

The earliest sales and revenue for Barmuze are anticipated in the second half of 2026. Also, ABI is working on creating its own line of alcoholic beverages and licensing of the technology to other brands. For more information, www.alchemybeveragesinc.com and www.barmuze.com.

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

Testing of the technology is currently underway. Upon completion of multiple trials, if successful, sales and revenue are anticipated in the first half of fiscal 2026.

Inflation

Global inflation remains a factor in fiscals 2024 and 2025, with interest rates in the US remaining at higher levels, although there have been some rate decreases, the current uncertainty in the global markets around the implementation of trade tariffs by the US government has resulted in a pause on rate reductions. In addition, the impact of tariffs on all imported goods into the U.S. is expected to have a significant inflationary impact on all imports. The Russia and Ukraine and now the Israeli and Hamas conflict and other geopolitical conflicts, as well as related international response, have exacerbated inflationary pressures, including causing increases in the price for goods and services and global supply chain disruptions, which have resulted and may continue to result in shortages in food products, materials and services. Such shortages have resulted and may continue to result in inflationary cost increases for labor, fuel, food products, materials and services, and could continue to cause costs to increase as well as result in the scarcity of certain materials. We cannot predict any future trends in the rate of inflation or other negative economic factors or associated increases in our operating costs and how that may impact our business. To the extent we and our customers we service are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our and their business, our revenues and gross profit could decrease, and our financial condition and results of operations could be adversely affected.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

The following is a comparison of our results of operations for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended
	March 31,
	2025	2024	$ Change	% Change

Revenue	$122,000	$519,000	$(397,000)	(76.5)%
Cost of revenue	(25,000)	(7,000)	(18,000)	(257.1)%
Gross profit	97,000	512,000	(415,000)	(81.1)%

General and administrative expenses	283,000	170,000	113,000	66.5%
Research and development expenses	42,000	9,000	33,000	366.7%
Total operating expenses	325,000	179,000	146,000	81.6%
Income (loss) from operations	(228,000)	333,000	(561,000)	(168.5)%
Interest expense	(2,000)	(2,000)	–	–
Net income (loss)	$(230,000)	$331,000	$(561,000)	(169.5)%

Revenue

The Company generated revenues from the sale of the Nano Reactor® to customers/distributor. Additionally, the Company generates revenues from its equity method investment, specifically fees from usage of reactors or usage fees.

Revenue was $122,000 and $519,000 for the three months ended March 31, 2025 and 2024, respectively, a decrease of $397,000 or 76.5%. The Company delivered one purchase order placed prior to the assignment of our vegetable oil refining patents to Desmet. The significant decrease was due to the October 2024 patent assignment and license agreement with Desmet whereby the Company assigned certain of its U.S. and non-U.S. patents, technical information and related intellectual property (the “Assigned Patents”) that for several years have been licensed to Desmet for its use on a global basis in vegetable oil, fats and oleo applications, effectively terminating the February 2024 TLA Agreement with Desmet.

Cost of revenue

Cost of revenue was $25,000 and $7,000 for the three months ended March 31, 2025 and 2024, respectively, an increase of $18,000 or 257.1%. The increase is directly related to the revenue from nano reactors which was $122,000 and $19,000 for the three months ended March 31, 2025 and 2024, respectively.

General and administrative expenses

General and administrative expenses was $283,000 and $170,000 for the three months ended March 31, 2025 and 2024, respectively, an increase of $113,000 or 66.5%. The increase is primarily due to the following:

•	Stock compensation increased by $90,000 due to the stock purchase warrants issued to three consultants during the current period,
•	Payroll expenses increased by $41,000 due to the employment of a previous officer of the Company to assist with product development,
•	Professional expenses decreased by $24,000, the decrease is due to the timing of services rendered.
•	The aggregate of all other expenses increased by $6,000, the increase in these expenses are individually insignificant.

Research and development expenses

Research and development expenses was $42,000 and $9,000 for the three months ended March 31, 2025 and 2024, respectively, an increase of $33,000 or 366.7%. During the prior year, the Company began another R&D project consisting of the design and manufacture of an experimental installation for plasma activation of water by generating a plasma discharge in a water stream. The research and development expenditure is dependent on progress made on the development.

Interest expense

Interest expense was $2,000 and $2,000 for the three months ended March 31, 2025 and 2024, interest expense is primarily related to the SBA loan.

Net (loss) income

Net loss was $230,000 for the three months ended March 31, 2025 and net income was $331,000 for the three months ended March 31, 2024, an increase in loss of $561,000. The increase in loss is primarily due to decrease in revenues and an increase in general and administrative and research and development expenses, all discussed in detail above.

Results of Operations for the Nine Months Ended March 31, 2025 compared to the Nine Months Ended March 31, 2024

The following is a comparison of our results of operations for the nine months ended March 31, 2025 and 2024.

	For the nine Months Ended
	March 31,
	2025	2024	$ Change	% Change

Revenue	$198,000	$711,000	$(513,000)	(72.2)%
Cost of revenue	(38,000)	(41,000)	3,000	7.3%
Gross profit	160,000	670,000	(510,000)	(76.1)%

General and administrative expenses	847,000	556,000	291,000	52.3%
Research and development expenses	66,000	45,000	21,000	46.7%
Total operating expenses	913,000	601,000	312,000	51.9%
Loss from operations	(753,000)	69,000	(822,000)	(1,191.3)%
Gain on patent assignment	880,000	–	880,000	100.0%
Interest expense	(5,000)	(5,000)	–	–
Net income	$122,000	$64,000	$58,000	90.6%

Revenue

The Company generated revenues from the sale of the Nano Reactor® to customers/distributor. Additionally, the Company generates revenues from its equity method investment, specifically fees from usage of reactors or usage fees.

Revenue was $198,000 and $711,000 for the nine months ended March 31, 2025, and 2024, respectively, a decrease of $513,000 or 72.2%. The Company delivered two purchase order placed prior to the assignment of our vegetable oil refining patents to Desmet.

During the nine months ended March 31, 2024, the Company generated $212,000 in revenue from reactor sales. In addition, due to a new Technology License Agreement entered into with our worldwide limited distributor, the rights to previous advances made to the Company of $498,000 were waived and were recognized as revenue during the prior nine month period.

Cost of revenue

Cost of revenue was $38,000 and $41,000 for the nine months ended March 31, 2025 and 2024, respectively, a decrease of $3,000 or 7.3%. The decrease is directly related to the decrease in revenues from reactor sales of $198,000 and $212,000 for the nine months ended March 31, 2025 and 2024, respectively.

General and administrative expenses

General and administrative expenses was $847,000 and $556,000 for the nine months ended March 31, 2025 and 2024, respectively, an increase of $291,000 or 52.3%. The increase is primarily due to the following:

•	Stock compensation increased by $195,000 due to the stock purchase warrants issued to the Company’s employees and consultants,
•	Payroll expenses increased by $83,000 due to the employment of a previous officer of the company to assist with product development,
•	Consulting fees increased by $32,000 primarily related to new market and product development,
•	Rent expense decreased by $29,000 due to proceeds from sub lease of unutilized warehouse space to a third party,
•	Travel expenses decreased by $24,000 due to a reduction in travel by our officers during the current year,
•	Professional fees increased by $33,000 primarily due to an increase of $33,000 in patent attorney fees in Europe.
•	The aggregate of all other expenses increased by $1,000, the increase in these expenses are individually insignificant.

Research and development expenses

Research and development expenses was $66,000 and $45,000 for the nine months ended March 31, 2025 and 2024, respectively, an increase of $21,000 or 46.7%. During the prior year, the Company began another R&D project consisting of the design and manufacture of an experimental installation for plasma activation of water by generating a plasma discharge in a water stream. The research and development expenditure is dependent on progress made on the development.

Gain on patent assignment

Gain on patent assignment was $880,000 for the nine months ended March 31, 2025 as a result of sale and assignment of certain patents to Desmet in October 2024. There was no similar transaction during the prior period.

Interest expense

Interest expense was $5,000 and $5,000 for the nine months ended March 31, 2025 and 2024, interest expense is primarily related to the SBA loan.

Net income

Net income was $122,000 and $64,000 for the nine months ended March 31, 2025 and 2024, respectively, an increase of $58,000 or 90.6%. The increase in net income is primarily due to the gain on the patent assignment offset by the decrease in revenue and the increase in general and administrative expenses, as discussed above.

Liquidity and Capital Resource

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in accompanying condensed consolidated financial statements, during the nine months ended March 31, 2025, the Company incurred loss from operations of $753,000, used cash in operations of $624,000 and had accumulated deficit of $26,725,000 as of March 31, 2025. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2024, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the inability of the Company to continue as a going concern.

As of March 31, 2025, the Company has cash in the amount of $432,000. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management’s plan is to increase revenues by using its Reserved Grant Back License to apply the technology to; (i) water and wastewater processing, recovery, recycling and purification (including oilfield wastewater) and; (ii) manufacture, distillation, brewing, enhancements, sale and marketing of alcoholic beverages, together the Licensed Fields. The Company will have a worldwide, exclusive, transferable and royalty-free license and right to design, build, use, export, improve, sell and market Nano Reactor® devices and Nano Reactor® devices and systems (and products) that incorporate or utilize Nano Reactor® devices, in each case within the Licensed Fields, and to continue to use the Nano Reactor® trademark in connection with its business, systems and products within the Licensed Fields. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company believes it has enough cash to sustain operations through June 30, 2025.

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

Cash Flow

Net cash used in operating activities was $624,000 for the nine months ended March 31, 2025 and net cash generated by operating activities was $165,000 for the nine months ended March 31, 2024. The increase in cash used in operating activities is primarily due to cash used in operating expenses and changes in working capital.

Net cash provided by investing activities amounted to $880,000 as a result of the proceeds received from the October 2024 assignment of patents to Desmet. There were no similar transactions in the prior period.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of March 31, 2025 the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the third quarter of fiscal 2025 that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During February 2025, we issued 4,666,600 shares of common stock and a five year, fully vested warrants to purchase 5,000,000 shares of common stock exercisable at $0.016 per share, to settle outstanding payroll liabilities and accrued expenses owing to a former officer and a current officer totaling $462,000. The fair value of the common shares resulted in a gain of $269,000, which was recorded as additional paid in capital, due to the related party nature of this transaction.

In November 2024, the Company granted stock warrants to employees and non-employee to purchase 10.7 million shares of common stock. The stock warrants are fully vested upon grant, exercisable at $0.013 per share and will expire in five years. The estimated fair value of these warrants for employees and non-employee amounted to $105,000.

In February 2025, the Company granted a stock warrant to an employee to purchase 5 million shares of common stock are exercisable at $0.016 per share and granted stock warrants to non-employees to purchase 4.5 million shares of common stock, exercisable at $0.017 per share. The stock warrants are fully vested upon grant and will expire in 5 years.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURE	TITLE	DATE

/s/ N. Voloshin	President; Member of Board of Directors	May 15, 2025
N. Voloshin	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	May 15, 2025
N. Voloshin	(Principal Financial Officer)

