Form 10-K
period 2025-06-30
Cavitation Technologies, Inc.
filed 2025-09-29
CIK 1376793

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FROM THE TRANSITION PERIOD FROM _____ TO _____.

For the fiscal year ended June 30, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant by reference to the price at which the common equity was last sold, or of the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,192,000 as of December 31, 2024 based on the closing price of $0.019 per share and 284,289,740 shares outstanding.

The registrant had 289,156,340 shares of common stock outstanding on September 26, 2025.

DOCUMENTS INCORPORATED BY REFERENCE:

None

CAVITATION TECHNOLOGIES, INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED JUNE 30, 2025

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

ii

PART I

ITEM 1.  BUSINESS

Cavitation Technologies, Inc. (referred to herein, unless otherwise indicated, as “the Company,” “CTi,” “we,” “us,” and “our”) is a Nevada corporation originally incorporated under the name Bio Energy, Inc. We are a process and product development firm that has developed, patented, and commercialized environmentally friendly technology-based systems that are designed to serve large, growing, global markets such as vegetable oil refining, renewable fuels, water treatment, wines and spirits enhancement, algae oil extraction, water-oil emulsions and crude oil yield improvement. Our systems are designed to process industrial liquids at a reduced processing time, lower operating cost, improved yield while operating in environmentally friendly manner. Our patented Nano Reactor® and LPN™ were the critical components of our business and we have generated all of our previous revenue while utilizing these components.

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

Desmet Belgium Group (previously Desmet Ballestra) Agreement

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

On October 1, 2021, Desmet and the Company executed a new three-year License Agreement with essentially the same terms with the October 2018 agreement. As part of the agreement, Desmet provided the Company monthly advances of $40,000 through November 1, 2024, that was applied as payment from reactor sales, however, the Company was no longer entitled to gross profit share from future sales. This agreement was terminated and replaced in February 2024.

On February 15, 2024, Desmet and the Company terminated the October 2021 agreement and executed a new but similar three-year agreement (“February 2024 agreement”). As part of the February 2024 Agreement, Desmet will provide the Company monthly advances of $25,000 through February 2027, subject to limitations, that will be applied as payment from future reactor sales. In addition, Desmet also waived reimbursement right for the outstanding advances made pursuant to the October 2021 agreement in the aggregate and up to $498,000.

In October 2024, we entered into a Patent Assignment and License Back Agreement with Desmet to assign certain patents, intellectual property rights and trademarks related to vegetable oil refining to Desmet, as consideration for the patent assignments, Desmet paid the Company $880,000 in cash. This transaction provided capital for continuous operations and business development of our company. This agreement effectively superseded the February 2024 agreement with Desmet including the termination of the monthly advances of $25,000.

Key points of the October 2024 Agreement included:

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

In June 2023, the Company determined that investment in EW was impaired, and as a result, the Company recorded an impairment charge of approximately $1.1 million. There were no transactions during fiscals 2025 and 2024, from sale of reactors and usage fee.

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

ABI is in the process of completing its financial audit, which is estimated to be completed before the end of the first quarter of fiscal 2026, engaging focus groups for Barmuze acceptance, refining marketing and distribution strategies, and securing additional capital for production. The Company also plans on obtaining additional financing in early fiscal 2026

As of June 30, 2025 and the date of this report, ABI has not generated any sales under Cameo brand. The earliest sales and revenue for Barmuze are anticipated in the second half of 2026. Also, ABI is working on creating its own line of alcoholic beverages and licensing of the technology to other brands. For more information, www.alchemybeveragesinc.com and www.barmuze.com.

During fiscals 2025 and 2024, there were no sales or royalties generated pertaining to our agreement with Alchemy Beverages, Inc. The investment in ABI has no value assigned to it, which approximates its fair value.

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

Customers Dependence

Prior to entering into the Patent Assignment and License Back Agreement, we sold our industrial capacity Nano Reactor® and Nano Neutralization® System through our strategic partner Desmet and most of our revenue for the fiscal years ended June 30, 2025 and 2024, was derived from sales of reactors to Desmet. We have generated no revenue pertaining to our licensing agreement with EW in our fiscals 2025 and 2024.

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

Patents

As of June 30, 2025, our portfolio of patents included 16 issued patents in the United States and 11 issued patents internationally. Our patents cover multiple process and applications of our technology in vegetable oil refining, production of biodiesel, treatment of process and industrial water, upgrade of hydrocarbons and enhancing of alcoholic beverages. In October 2024, we assigned our patents relating to vegetable oil refining to Desmet for a cash consideration of $880,000.

We retained a worldwide, exclusive, transferable, and royalty-free license to practice and use the Assigned Patents in the fields of water and wastewater processing, recovery, recycling, and purification (including oilfield wastewater), as well as the manufacture, distillation, brewing, enhancement, sale, and marketing of alcoholic beverages (the “Licensed Fields”). We also received a worldwide, exclusive, transferable, and royalty-free license to practice and use the Assigned Patents and associated technical information, consistent with the scope of the Reserved License, in addition, we retained exclusive rights to use the “Nano Reactor®” mark for our businesses, systems, and products related to the Licensed Fields.

We continuously develop new technologies and applications, as we have filed patent applications for Low Pressure Nano-Reactors LPN™. LPN™ is a highly efficient homogenizer and emulsifier that can be utilized in multiple fluids processing applications.

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two parties, our former President as well as former Chief Executive Officer (CEO) who currently serves as our Technology Senior Manager, where certain devices and methods involved in our hydrodynamic cavitation processes invented by the former President and former CEO/current Technology Senior Manager have been assigned to the subsidiary. In exchange, that subsidiary agreed to pay a royalty of 5% of gross revenues to each of the former President and former CEO/current Technology Senior Manager for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by us on May 13, 2010, from our subsidiary. Our former CEO/current Technology Senior Manager and former President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2025.

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

Employees

As of June 30, 2025, we had three full-time employees and had engaged several consultants and independent contractors over the past year. Members of our technical team are comprised of experienced professionals who are chemists, civil, chemical, and mechanical engineers with expertise in hydrodynamic cavitation, nano technology and water treatment. These individuals hold degrees in Civil, Chemical, and Mechanical Engineering.

Research and Development Expenditures

During the fiscal years ended June 30, 2025 and 2024, we spent $95,000 and $61,000, respectively, on research and development activities.

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

ITEM 2.  PROPERTIES

Our corporate headquarter is located in Chatsworth, California, with an area of approximately 5,000 square foot facility, which includes office space and an area to conduct research and development. Our lease agreement for this property ended in February 2025. We continue leasing this property on a month to month basis. Our monthly rent payments approximate $7,000. We do not anticipate any material difficulties in securing replacement facilities on commercially reasonable terms, should the need arise.

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

Holders

As of September 26, 2025, there were 1,031 holders of record of our common stock. This does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.

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

We have developed, patented, and commercialized proprietary technology that can be used for processing of various industrial and consumer-oriented fluids, as discussed in detail above.

During the year ended June 30, 2025, we recorded revenue of $203,000 and a gain on the sale of our patents of $880,000 and incurred a net loss of $113,000.

Inflation and potential recession

We are, and our suppliers have experienced significant broad-based inflation of manufacturing and distribution costs as well as transportation challenges, partially as a result of the pandemic and there is uncertainty over the impact that recently implemented tariffs on various countries will have on the cost of our products or components used in our products. Although we do not believe that inflation has had a material effect on our business, financial condition or results of operations, it may in the future. We are monitoring cost structures and evaluating to what extent any such costs can be passed on to customers, taking into account the overall impact of increasing inflation and interest rate pressures on consumers. We expect input cost inflation to continue at least throughout 2026. If we are unable to successfully manage the effects of inflation, our business, operating results, cash flows and financial condition may be adversely affected. Additionally, there have been various economic indicators that the United States economy may be entering a recession in upcoming quarters. An economic recession could potentially impact the general business environment and the capital markets, which may have a material negative impact on our financial results.

Management’s Plan of Operation

In October 2024, we assigned our patents relating to vegetable oil refining to Desmet Belgium for gross proceeds of $880,000, however, we retained a worldwide, exclusive, transferable, and royalty-free license to practice and use the Assigned Patents in the fields of water and wastewater processing, recovery, recycling, and purification (including oilfield wastewater), as well as the manufacture, distillation, brewing, enhancement, sale, and marketing of alcoholic beverages (the “Licensed Fields”), we also received a worldwide, exclusive, transferable, and royalty-free license to practice and use the Assigned Patents and associated technical information, consistent with the scope of the Reserved License, and additionally we retained exclusive rights to use the “Nano Reactor®” mark for our businesses, systems, and products related to the Licensed Fields.

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

During the year ended June 30, 2025, we generated a net loss of $113,000 after a gain from the assignment of our patents to Desmet of $880,000 and utilized cash in our operations of $806,000. As of June 30, 2025, we have a working capital balance of $199,000 and a stockholders’ equity of $69,000.

Management plans to generate revenues in future from the commercial applications of the new technologies discussed above.

Previously we generated revenues from licensing fees and from the sale of reactors from our previous agreements with Desmet Belgium (previously Desmet Ballestra).

During the year ended June 30, 2025, revenues recognized from sale of reactors amounted to $203,000. These funds are not sufficient to fund operational expenses on monthly basis. We generated an additional $880,000 in the assignment of our patents to Desmet and anticipate that we will generate revenues from the new technologies and additional markets identified above.

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

Equity Method Investment

The Company accounts for investments in entities in which the Company has significant influence over the entity’s financial and operating policies, but does not control, using the equity method of accounting. The equity method investments are initially recorded at cost, and subsequently increased for capital contributions and allocations of net income, and decreased for capital distributions and allocations of net loss. Equity in net income (loss) from the equity method investment is allocated based on the Company’s economic interest. The Company assesses its investment in equity method investments for recoverability, and if it is determined that a loss in value of the investment is other than temporary, the Company writes down the investment to its fair value. Based on Management’s assessment, the value of its equity method investment was impaired as of June 30, 2023 and as such, recorded an impairment charge of $1,112,000. As of June 30, 2025 and 2024, the remaining value of its investments amounted to a de minimus amount of $1,000, respectively.

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

Results of Operations

Below is summary comparing fiscal 2025 and fiscal 2024.

	For the Years Ended
	June 30,
	2025	2024	$ Change	% Change

Revenue	$203,000	$1,363,000	$(1,160,000)	(85.1)
Cost of revenue	(38,000)	(156,000)	118,000	(75.6)
Gross profit	165,000	1,207,000	(1,042,000)	(86.3)

General and administrative expenses	1,057,000	708,000	349,000	49.3
Research and development expenses	95,000	61,000	34,000	55.7
Total operating expenses	1,152,000	769,000	383,000	49.8

Income (loss) from operations	(987,000)	438,000	(1,425,000)	325.3

Gain on patent assignment	880,000	–	880,000	100.0
Interest and other income (expense), net	(6,000)	1,000	(7,000)	(700.0)
Net income (loss)	$(113,000)	$439,000	$(552,000)	(125.7)

Revenue

During the year ended June 30, 2025, revenue decreased by $1,160,000, as a result of the decrease in reactors purchased by Desmet, prior to the assignment of the patents to Desmet, which resulted in a decrease in revenues from reactor sales from $865,000 to $198,000 and a fee of $5,000 from the use of a reactor by a new customer. In addition, the Company also recognized $498,000 of license fee in 2024 pursuant to the termination of the October 2021 agreement with Desmet. There was no similar license fee revenue in fiscal 2025.

Cost of Sales

During the year ended June 30, 2025 and 2024, cost of sales was $38,000 and $156,000, respectively, a decrease of $118,000 or 76.0%. The decrease is directly attributable to the cost of the production of reactors which corresponds to the decrease in reactors revenues. In addition, in the prior year, the Company recognized license fee revenue of $498,000, with no associated cost of sales. After taking these items into account the cost of sales movement is in line with normal margins earned.

General and administrative expenses

General and administrative expenses increased by $349,000 or 49.0%. The Increase is primarily attributable to the following:

•	Payroll expenses increased by $121,000 due to the employment of a previous officer of the Company to assist with product development,
•	Stock based compensation increased by $201,000 due to stock purchase warrants granted to certain of the Company’s employees and consultants and common stock issued to consultants for services rendered,
•	Legal fees increased by $43,000 due to patent activity and the expenses incurred with the assignment of patents to Desmet.
•	Travel expenses decreased by $20,000 due to a reduction in travel by our officers during the current year.

Research and development expenses

Research and development expenses increased by $34,000. During the current year, as in the prior year, management continued investing in research into cold plasma technology to be applied to new markets.

Gain on patent assignment

Gain on patent assignment was $880,000 for the year ended June 30, 2025 as a result of sale and assignment of certain patents to Desmet in October 2024. There was no similar transaction during the prior period.

Interest and other income (expense), net

Interest and other income (expense) increased by $7,000, this is primarily due to interest on the SBA loan. In the prior year an adjustment was made to the accrued interest on the SBA loan after reconciling to the balance reflected by the SBA noteholder.

Net Loss

Our net loss in fiscal 2025 was $113,000 and our net income in fiscal 2024 was $439,000, an increase in loss of $552,000 due primarily to a decrease in revenue, an increase in general and administrative expenses and research and development costs, offset by the gain realized on the patent assignment, discussed above.

Liquidity and Capital Resources

Our cash balance at June 30, 2025 and 2024 was $249,000 and $179,000, respectively, an increase of $70,000, primarily due to the proceeds realized on the assignment of patents to Desmet during October 2024.

We utilized cash of $806,000 to fund operating activities, due to a reduction in revenues and the increase in operating expenses discussed above.

We generated cash of $880,000 from the assignment of our patents to Desmet.

We utilized cash in financing activities of $4,000 for the year ended June 30, 2025, for the installment payment of notes payable.

Going concern

During the year ended June 30, 2025, the Company incurred net loss of $113,000 and used cash in operations of $806,000 and as of June 30, 2025, we had an accumulated deficit of $26,960,000. The Company has had a history of operating losses. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2025 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

Management’s plan is to generate income from the application of new technologies as discussed above.

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

Chatsworth, CA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cavitation Technologies, Inc. (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended June 30, 2025, the Company incurred a net loss and used cash in operations. In addition, the Company has a history of reporting net losses and negative operating cash flows. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Weinberg & Company, P.A.

Los Angeles, California

September 29, 2025

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2025	June 30, 2024
ASSETS

Current assets:
Cash and cash equivalents	$249,000	$179,000
Accounts receivable	10,000	–
Prepaid expenses	27,000	16,000
Total current assets	286,000	195,000

Equity method investment	1,000	1,000
Operating lease right-of-use asset	–	42,000
Other assets	10,000	10,000
Total assets	$297,000	$248,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$93,000	$129,000
Accrued payroll and payroll taxes – related parties	–	414,000
Notes payable	9,000	9,000
Operating lease liability, current portion	–	46,000
Total current liabilities	102,000	598,000

Notes payable, non-current	126,000	130,000
Total liabilities	228,000	728,000

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and 2024	–	–
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 289,156,340 and 284,289,740 shares issued and outstanding as June 30, 2025 and 2024	289,000	284,000
Additional paid-in capital	26,740,000	26,083,000
Accumulated deficit	(26,960,000)	(26,847,000)
Total stockholders' equity (deficit)	69,000	(480,000)
Total liabilities and stockholders' equity (deficit)	$297,000	$248,000

See accompanying notes to the consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,
	2025	2024

Revenue – Nano reactors	$203,000	$865,000
Revenue – license fee	–	498,000
Total revenue	203,000	1,363,000

Cost of revenue	(38,000)	(156,000)
Gross profit	165,000	1,207,000

General and administrative expenses	1,057,000	708,000
Research and development expenses	95,000	61,000
Total operating expenses	1,152,000	769,000

Income (loss) from operations	(987,000)	438,000

Other Income (Expense)
Gain on patent assignment	880,000	–
Interest and other income (expense), net	(6,000)	1,000
Net income (loss)	$(113,000)	$439,000

Net income (loss) per share
Basic and diluted	$(0.00)	$0.00

Weighted average shares outstanding,
Basic and diluted	286,001,131	284,289,740

See accompanying notes to the consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED JUNE 30, 2025 AND 2024

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2023	284,289,740	$284,000	$26,083,000	$(27,286,000)	$(919,000)
Net income	–	–	–	439,000	439,000
Balance at June 30, 2024	284,289,740	284,000	26,083,000	(26,847,000)	(480,000)
Fair value of common stock issued for services	200,000	–	6,000	–	6,000
Fair value of common stock issued to settle accrued payroll and payroll taxes – related parties	4,666,600	5,000	85,000	–	90,000
Fair value of warrants granted for services	–	–	195,000	–	195,000
Fair value of warrants issued to settle accrued payroll and payroll taxes – related parties	–	–	100,000	–	100,000
Extinguishment of accrued payroll and payroll taxes – related parties treated as contribution of capital	–	–	271,000	–	271,000
Net loss	–	–	–	(113,000)	(113,000)
Balance at June 30, 2025	289,156,340	$289,000	$26,740,000	$(26,960,000)	$69,000

See accompanying notes to the consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2025	2024
Operating activities:
Net income (loss)	$(113,000)	$439,000
Adjustments to reconcile net income (loss) to net cash generated by (used in) operating activities:
Depreciation	–	1,000
Fair value of warrants granted for services	195,000	–
Fair value of common stock issued for services	6,000	–
Gain on patent assignment	(880,000)	–
Effect of changes in:
Accounts receivable	(10,000)	–
Prepaid expenses	(11,000)	(16,000)
Operating lease right-of-use assets	42,000	71,000
Accounts payable and accrued expenses	–	9,000
Accrued payroll and payroll taxes – related parties	11,000	134,000
Customer advances	–	(391,000)
Operating lease liabilities	(46,000)	(75,000)
Net cash generated by (used in) operating activities	(806,000)	172,000

Investing activities:
Proceeds from patent assignment	880,000	–
Net cash provided by investing activities	880,000	–

Financing activities:
Repayment of notes payable	(4,000)	(11,000)
Cash used in financing activities	(4,000)	(11,000)

Net increase in cash and cash equivalents	70,000	161,000

Cash and cash equivalents, beginning of period	179,000	18,000
Cash and cash equivalents, end of period	$249,000	$179,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,000	$–
Cash paid for income taxes	$–	$–

Non-Cash Investing and Financing Activities
Fair value of common stock issued to settle accrued payroll and payroll taxes – related parties	$90,000	$–
Fair value of warrants issued to settle accrued payroll and payroll taxes – related parties	$100,000	$–
Extinguishment of accrued payroll and payroll taxes – related parties treated as contribution of capital	$271,000	$–

See accompanying notes to the consolidated financial statements

CAVITATION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2025 AND 2024

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in accompanying consolidated financial statements, during the year ended June 30, 2025, the Company incurred net loss of $113,000, used cash in operations of $806,000 and as of June 30, 2025, the Company had an accumulated deficit of $26,960,000. In addition, the Company has had a history of operating losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from an inability of the Company to continue as a going concern.

As of June 30, 2025, the Company has cash in the amount of $249,000. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management’s plan is to increase revenues by continuing to license its technology globally. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company believes it has enough cash to sustain operations through December, 2025.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates include valuation of our equity method investments, assumptions used in valuing our stock options, stock warrants and common stock issued for services and valuation allowance for our deferred tax asset, among other items. Actual results could differ from these estimates.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2025 and 2024, the Company had no cash equivalents.

The Company maintains its cash with one domestic financial institution. From time to time, cash balances in this domestic bank may exceed federally insured limits provided by the Federal Deposit Insurance Corporation (“FDIC”) of up to $250,000.

As of June 30, 2025, Company had no deposits in excess of federally insured limit. The Company believes that no significant concentration of credit risk exists with respect to this cash balances because of its assessment of the creditworthiness and financial viability of this financial institution.

Equity Method Investment

The Company accounts for investments in entities in which the Company has significant influence over the entity’s financial and operating policies, but does not control, using the equity method of accounting. The equity method investments are initially recorded at cost, and subsequently increased for capital contributions and allocations of net income, and decreased for capital distributions and allocations of net loss. Equity in net income (loss) from the equity method investment is allocated based on the Company’s economic interest. Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If it is determined that a loss in value of the equity method investment is other than temporary, an impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods, and available information at the time the analysis is prepared. As of June 30, 2025 and 2024, the remaining de minimus value of its investments was $1,000, respectively.

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

As of June 30, 2025, and 2024, the carrying value of certain accounts such as accounts receivable, accounts payable, accrued expenses and accrued payroll approximates their fair value due to the short-term nature of such instruments. The carrying value of our note payable approximate their fair value due to interest rate of the note.

Advertising Costs

Advertising costs, including marketing expense, incurred in the normal course of operations are expensed as incurred. Advertising expenses amounted to $16,000 and $9,000 for the years ended June 30, 2025 and 2024 respectively and was reported as part of General and administrative expenses in the accompanying Consolidated Statements of Operations.

Research and Development Costs

Research and development expenses relate primarily to the development, design, testing of preproduction prototypes and models, compensation, and consulting fees related to the Company’s cold plasma technology, and are expensed as incurred. Total research and development costs recorded during the years ended June 30, 2025 and 2024 amounted to $95,000 and $61,000, respectively.

Warranty Policy

The Company provides a limited warranty with every set of reactors sold, typically 2 to 5 years. The Company has not experienced significant claims under its warranty policy, and management determined no accrual for warranty reserve was necessary at June 30, 2025 and 2024.

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

There were no adjustments to net income (loss) required for purposes of computing diluted earnings per share. At June 30, 2025 and 2024 the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of its diluted earnings per share, as their effect would have been anti-dilutive as the exercise price of these warrants were greater than the stock price of the Company common stock.

	June 30, 2025	June 30, 2024
Warrants	49,041,323	28,841,323

Concentrations

During the year ended June 30, 2025 and 2024, we recorded 98% of our revenue from Desmet Belgium (Desmet) (see Note 2).

As of June 30, 2025, two vendors accounted for 18% and 7% of the Company’s accounts payable. As of June 30, 2024, three vendors accounted 19%, 15% and 11% of the Company’s accounts payable.

At June 30, 2025, we had receivables of $10,000 from one customer.

Segments

The Company operates in one segment for the development and distribution of our products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services and major customers. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base, single sales team, marketing department, customer service department, operations department, finance and accounting department to support its operations and similarities in economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements.

Inflation

The continuing impact of higher inflation, impacted by the uncertainty of the implementation of recent tariffs and the actions by the Federal Reserve to address inflation, create uncertainty about the future economic environment which will continue to evolve and, we believe, has not materially impacted the Company’s business in fiscal 2025. The implications of higher government deficits and debt, tighter monetary policy, implemented tariffs and potentially higher long-term interest rates may drive a higher cost of capital for the business and an increase in the Company’s operating expenses.

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

On February 15, 2024, Desmet and the Company terminated the October 2021 TLA agreement and entered into a new three-year Technology License Agreement (“February 2024 TLA”). The February 2024 TLA provides for a worldwide limited exclusive license to market, sell, supply and assistance to customers of Nano reactor systems and nano reactor devices for the treatment of certain oil and fats, oleochemicals, biodiesels, fatty acids and fatty alcohols. The February 2024 TLA may be terminated by Desmet on March 15 each year on at least one month’s written notice if the licensee and its affiliates failed to sell a minimum of 6 nano reactor systems during the preceding 12 month period. As part of the February 2024 TLA, Desmet also agreed to provide advances of $25,000 per month, subject to limitations. The advances will then be applied as payment against future sales of reactors to Desmet. In addition, Desmet also waived its right to collect certain outstanding advances of $498,000 during the year ended June 30, 2024 that were received and recorded under the October 2021 TLA agreement. As a result, the Company recognized licensing revenue of $498,000 to account for the extinguishment of these advances. As the TLA is the principal agreement between the Company and Desmet and the basis for revenue recognition, the Company has determined that the inherent characteristics of the waiver of the $498,000 are revenue related.

On October 9, 2024, the Company executed a Patent Assignment and License Back Agreement with Desmet with regards to the patents and intellectual property used in the production of reactors sold to Desmet. This agreement superseded certain terms of the February 2024 TLA, including, the termination of $25,000 monthly advances the Company used to receive from Desmet.

During the year ended June 30, 2025 and 2024, pursuant to these TLA agreements, the Company recognized revenues from sale of Nano Reactors to Desmet totaling $198,000 and $865,000, respectively.

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

Note 3 – Segment Information

The Company operates and manages its business as one reportable and operating segment. The Company’s CODM reviews financial information presented and decides how to allocate resources based on net income (loss). Net income (loss) is used for evaluating financial performance.

Significant segment expenses include research and development, salaries, insurance, and stock-based compensation. Operating expenses include all remaining costs necessary to operate the business, which primarily include external professional services and other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Year Ended December 31,
	2025	2024
Revenue	$203,000	$1,363,000
Cost of revenue	(38,000)	(156,000)
Gross profit	165,000	1,207,000

Research and development	(95,000)	(61,000)
Salaries	(471,000)	(351,000)
Consulting fees	(67,000)	(34,000)
Professional fees	(168,000)	(140,000)
Rent expense	(29,000)	(55,000)
Travel expense	(30,000)	(50,000)
Stock-based compensation	(200,000)	–
Other operating expenses	(92,000)	(78,000)
Total operating expenses	(1,152,000)	(769,000)
Gain on patent assignment	880,000	–
Interest expense	(6,000)	1,000
Net Income (loss)	$(113,000)	$439,000

Note 4 – Operating Lease

The Company leased certain warehouse and corporate office space under an operating lease agreement. We determined if the arrangement is a lease at inception. Lease assets are presented as operating lease right-of-use assets and the related liabilities are presented as lease liabilities in our consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The operating lease agreement for the warehouse and corporate office space expired in January 2025 and now operates as a month to month lease, accordingly the Company no longer records a right of use asset or operating lease liability.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	June 30,	June 30,
	2025	2024
Lease costs:
Operating lease (included in general and administrative in the Company’s consolidated statement of operations)	$80,000	$76,000

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$84,000	$78,000

Weighted average remaining lease term – operating leases (in years)	–	0.6
Average discount rate – operating leases	–	4%

The supplemental balance sheet information related to leases for the period is as follows:
Long-term right-of-use assets	$–	$42,000

Short-term operating lease liabilities	$–	$46,000
Long-term operating lease liabilities	–	–
Total operating lease liabilities	$–	$46,000

In January 2025, the lease agreement expired and is currently on a month to month basis.

Note 5 – Related Party Transactions

Accrued Payroll and Payroll Taxes

The Company accrues salaries and estimated payroll taxes due to a former officer and current shareholder and current officer and director of the Company. As of June 30, 2024, the total accrued payroll and payroll related taxes amounted to $414,000.

During the year ended June 30, 2025, the Company accrued an additional $11,000 in payroll.

In February 2025, the Company settled with these former officer and current officer to extinguish the accrued payroll and payroll related taxes amounting to $425,000 and unpaid health insurance and cellphone reimbursements recorded in prior years totaling $36,000 for a total liability of $461,000. As part of the settlement, the Company issued 4,666,600 shares of common stock with a fair value of $90,000 and warrants to purchase 5,000,000 shares of common stock. The warrants are fully vested, exercisable at $0.016 per share and will expire in five years. The estimated fair value of these warrants amounted to $100,000 using the Black Scholes Option Pricing Model using the following inputs (i) stock price at the date of grant of $0.020; (ii) risk free interest rate of 4.37% based on rates established by the Federal Reserve Bank; (iii) expected volatility 290% based on historical volatility of the Company’s common stock commensurate with the expected life of the warrants; (iv) expected life of 5 years based on the contractual life; and (v) dividend yield of 0% based on no dividends paid or expected to be paid.

Pursuant to current accounting and SEC guidelines and regulations with regards to related party transactions, the Company accounted for the difference of $271,000 between the carrying amount of the accrued payroll and other liability of $461,000 and the fair value of the common stock and warrants issued of $190,000 as capital contribution.

Consulting Fees

The Company recognized consulting fees to a member of the Company’s Board of Directors amounting to $5,000 and $8,000 for the years ended June 30, 2025 and 2024, respectively.

Note 6 – Note Payable

	June 30,	June 30,
	2025	2024
Note payable - EIDL	$135,000	$139,000
Disclosed as:
Short-term note payable	9,000	9,000
Long-term note payable	126,000	130,000
Total note payable	$135,000	$139,000

 In July 2020, the Company received a loan of $150,000 from the SBA under its Economic Injury Disaster Loan (EIDL) assistance program. The EIDL loan is payable over 30 years, bears interest at a rate of 3.75% per annum and secured by all tangible and intangible property of the Company. As of June 30, 2025 and 2024, the outstanding balance of the note payable was $135,000 and $139,000, respectively.

The expected future principal payment of note payable June 30, 2025, is as follows:

Year Ending	Amount
June 30, 2026	$9,000
June 30, 2027	9,000
June 30, 2028	9,000
June 30, 2029	9,000
June 30, 2030 and thereafter	99,000
Total	$135,000

Note 7 - Stockholders’ Deficit

Preferred Stock

On March 17, 2009, the Company filed an Amended and Restated Articles of Incorporation and created two new series of preferred stock, the first of which is designated Series A Preferred Stock and the second of which is designated as Series B Preferred Stock. The total number of shares of Common Stock which this corporation has authority to issue is 1,000,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock of which 5,000,000 shares are designated as Series A Preferred Stock, and 5,000,000 shares are designated as Series B Preferred Stock, with the rights, preferences and privileges of the Series B Preferred Stock to be designated by the Board of Directors. Each share of Common Stock and Preferred Stock has a par value of $0.001. As of June 30, 2025, and 2024, there are no shares of Series A or Series B Preferred Stock issued and outstanding.

Common Stock

Year Ending June 30, 2025

In February 2025, the Company issued 4,666,600 shares of common stock with a fair value of $90,000 to settle accrued payroll and payroll taxes – related party (see Note 5).

On June 10, 2025, the Company issued 200,000 shares of common stock with a fair value of $6,000 for consulting services.

Year Ending June 30, 2024

There was no common stock issued for the year ended June 30, 2024.

Stock Options

The Company has not adopted a formal stock option plan and does not have any stock options issued and outstanding as of and during the years ended June 30, 2025 and 2024.

Warrants

Year ended June 30, 2025

In November 2024 and February 2025 the Company granted 5 year warrants exercisable for 15,200,000 shares of common stock at an exercise prices ranging from $0.013 to $0.017 per share to employees and certain consultants for services rendered. The estimated fair value amounted to $195,000 and was derived using the Black Scholes Option Pricing Model using the following inputs (i) stock price at the date of grant ranging from $0.010 to $0.020; (ii) risk free interest rate of 4.24% to 4.37% based on rates established by the Federal Reserve Bank; (iii) expected volatility 283% to 290% based on historical volatility of the Company’s common stock commensurate with the expected life of the warrants; (iv) expected life of 5 years based on the contractual life; and (v) dividend yield of 0% based on no dividends paid or expected to be paid.

In February 2025, the Company issued warrants to purchase 5,000,000 shares of common stock with an estimated fair value of $100,000 to settle accrued payroll – related party (see Note 5).

A summary of the Company’s warrant activity and related information from as of June 30, 2025 and 2024 is as follows.

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)

Outstanding at June 30, 2023	53,657,234	$0.090	2.18
- Granted	–	–	–
- Exercised	–	–	–
- Expired	(24,815,911)	–	–
Outstanding at June 30, 2024	28,841,323	$0.080	2.61
- Granted	20,200,000	0.015	4.76
- Exercised	–	–	–
- Expired	–	–	–
Outstanding at June 30, 2025	49,041,323	$0.053	2.81

As of June 30, 2025, the intrinsic value of these stock purchase warrants amounted to $108,000.

The following table summarizes additional information concerning warrants outstanding and exercisable at June 30, 2025.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.013	10,700,000	4.39	$0.013	10,700,000	4.39
$0.016	5,000,000	4.64	0.016	5,000,000	4.64
$0.017	4,500,000	4.67	0.017	4,500,000	4.67
$0.030	5,000,000	4.51	0.030	5,000,000	4.51
$0.090	23,841,323	1.00	0.090	23,841,323	1.00

	49,041,323	2.81	$0.053	49,041,323	2.81

Note 8 - Income Taxes

For the year ended June 30, 2025 the Company recorded no provision for income taxes due to the application of the Company’s available Federal and State net operating loss (NOL) carryforwards that are available to reduce taxable income. For the year ended June 30, 2024 the Company recorded no provision for income taxes due to the Company’s taxable net loss position.

A reconciliation of the effective income tax to statutory US federal income tax is as follows:

	June 30,		June 30,
	2025		2024
Federal statutory rate	21%		21%
State income taxes, net of Federal benefit	7%		7%
Net operating loss utilized	(28%	)	(28%	)
Prior year net operating loss true up	11%		(93%	)
Valuation allowance	(11%	)	93%
Income tax provision	–		–

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The components of deferred tax assets are presented below.

At June 30, 2025, the Company had available Federal NOL carryforwards of approximately $10.6 million that are available to reduce future taxable income. The Federal NOL carry forward of approximately $8.5 million expires through 2037, the remaining NOL of $2.1 million has no expiry date. The NOLs are subject to statutory limitations under Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carry forwards.

At June 30, 2025 and 2024, significant component of the Company’s deferred tax assets and liabilities are as follows:

	June 30,	June 30,
	2025	2024
Net Operating loss carryforwards	$2,956,000	$2,971,000
Stock compensation expense	1,018,000	962,000
Total net deferred tax assets	3,974,000	3,933,000
Less valuation discount	(3,974,000)	(3,933,000)
Net deferred tax assets	$–	$–

The provisions of ASC Topic 740, Accounting for Income Taxes, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the years ended June 30, 2025 and 2024, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

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

Our income tax filings are periodically examined by various U.S. federal and state jurisdictions. There are no open examinations by federal and state income tax jurisdictions. The Company’s U.S. federal income tax return remains open to examination for the years ended June 30, 2022 through June 30, 2025.

Note 9 – Commitments and Contingencies

Royalty Agreements

On July 1, 2008, the Company’s wholly owned subsidiary entered into Patent Assignment Agreements with two parties, its President as well as its former Chief Executive Officer (CEO) and current Technology Senior Manager, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and former CEO/ current Technology Senior Manager have been assigned to the Company. In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of the President and former CEO/ current Technology Senior Manager for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010. The Company’s former CEO/ current Technology Senior Manager and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2025 and 2024.

On April 30, 2008 (as amended November 22, 2010), the Company’s wholly owned subsidiary entered into an employment agreement with the Director of Chemical and Analytical Department (the “Inventor”) providing that the Inventor shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of June 30, 2025, and 2024 no patents have been granted in which this person is the legally named inventor.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of June 30, 2025.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal controls and procedures, (as defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the year ended June 30, 2025. Management conducted as assessment of our internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Our management concluded that as of June 30, 2025, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of June 30, 2025:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

During the quarter ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

We do not maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations applicable to us. We have failed to do so due to limited number of members of management, limited resources, and the limited equity awards granted to management.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Person	Age	Position

Naum Voloshin	62	President, PEO, Principal Accounting Officer Secretary and Director
Peter N. Christos	68	Director
Jerry Bailey PhD	85	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors, persons who own more than 10% of our common stock, and immediate family members living in the same household to file an Initial Statement of Beneficial Ownership on Form 3 and changes in ownership on Form 4 with the Securities and Exchange Commission (the “SEC”). Such “insiders” are required by SEC rules to furnish us with copies of all Section 16(a) forms they file.

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to us during fiscal 2020 updated forms were filed, ended June 30, 2024, there were no delinquent forms filed during the year.

Director Independence

Although our common stock is not listed on a national securities exchange, for purposes of independence we use the definition of independence applied by the NASDAQ stock market. The Board has determined that Mr. Bailey and Mr. Christos are “independent” in accordance with such definition. Mr. Voloshin is not independent due to his current positions with the Company.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the years ended June 30, 2025 and 2024 by our “named executive officers,” consisting of (i) each individual serving as principal executive officer, and (ii) our Chief Financial Officer/Chief Operating Officer, our other executive officer.

	Year	Salary	Bonus	Stock Awards	Warrant Awards	Non-Equity Incentive Plan Compensation	Changes in Pension Value and Non-Qualified Deferred Compensation	All Other Compensation	Totals
Naum Voloshin	2025	$187,200	$–	$–	$39,200	$–	$–	$–	$226,400
Principal Executive & Principal Accounting Officer	2024	$166,305	$–	$–	$–	$–	$–	$–	$166,305

James W. Creamer	2025	$–	$–	$–	$–	$–	$–	$–	$–
Chief Financial Officer (1)	2024	$20,000	$–	$–	$–	$–	$–	$–	$20,000

(1)	Mr. Creamer was named the Company’s Chief Financial Officer on October 21, 2022 and resigned from that position on September 14, 2023.

Outstanding Equity Awards at Fiscal Year-End

The table below reflects all outstanding equity awards made to each of the named executive officers that are outstanding as of June 30, 2025.

	Restricted Stock Awards
Name	Restricted Stock grant date	Number of securities Underlying Restricted Stock Awards # Exercisable	Number of securities Underlying Restricted Stock Awards # Unexercisable	Restricted Stock Awards Grant Price
Naum Voloshin	6/21/2022	4,000,000	–	0.05
Principal executive and Principal Accounting Officer

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

2023 Director Compensation

The following table sets forth information for the fiscal year ended June 30, 2025 regarding the compensation of our directors who at June 30, 2025 were not also named executive officers.

	Fees			Non-equity
	Earned			inventive	Non-qualified	All
	or paid	Stock	Option	plan	deferred	other
	in cash	Awards	Awards	compensation	compensation	compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)

James Fuller	$–	$–	$–	$–	$–	$–	$–
Jerry Bailey	$–	$10,000	$–	$–	$–	$5,000	$15,000
Peter Christos	$–	$10,000	$–	$–	$–	$–	$10,000

As of June 30, 2025, the following table sets forth the number of aggregate outstanding option awards held by each of our directors who were not also named executive officers:

Aggregate
Number of
Name	Option Awards
–

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

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

		Amount and
		Nature of
		Beneficial	Percent of
Name of Beneficial Owner		Ownership	Class (1)
Naum Voloshin	(2)	19, 212,390	6.4%
President, Principal Executive Officer, Principal Accounting Officer and Director

James Fuller	(3)	2,337,500	*
Chairman of Audit Committee, Director (Resigned effective August 22, 2024)

Dr. Gerald Bailey	(4)	1,400,000	*
Director

Dr. Peter Christos	(5)	1,000,000	*
Director

Directors and Officers		23,949,890	7.9%
(as a group, four individuals)

*	Less than 1%
(1)	Unless otherwise set forth below, the mailing address of Executive Officers, Directors and 5% or greater holders is in care of the Company.
(2)	Consists of 10,212,390 shares of common stock, including 4,000,000 restricted shares granted to Mr. Voloshin on June 21, 2022 and warrants exercisable for 9,000,000 shares of common stock.
(3)	Consists of 837,500 shares of common stock and warrants exercisable for 1,500,000 shares of common stock, all of which are vested.
(4)	Consists of warrants exercisable for 1,400,000 shares of common stock.
(5)	Consists of warrants exercisable for 1,000,000 shares of common stock.

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

Accrued Payroll and Payroll Taxes

As of June 30, 2024, the Company had accrued unpaid salaries to officers and former officers amounting to $ $414,000.

In February 2025, the Company settled with these former officer and current officer to extinguish the accrued payroll and payroll related taxes amounting to $425,000 and unpaid health insurance and cellphone reimbursements recorded in prior years totaling $36,000 for a total liability of $461,000. As part of the settlement, the Company issued 4,666,600 shares of common stock with a fair value of $90,000 and warrants to purchase 5,000,000 shares of common stock. The warrants are fully vested, exercisable at $0.016 per share and will expire in five years. The estimated fair value of these warrants amounted to $100,000 using the Black Scholes Option Pricing Model using the following inputs (i) stock price at the date of grant of $0.020; (ii) risk free interest rate of 4.37% based on rates established by the Federal Reserve Bank; (iii) expected volatility 290% based on historical volatility of the Company’s common stock commensurate with the expected life of the warrants; (iv) expected life of 5 years based on the contractual life; and (v) dividend yield of 0% based on no dividends paid or expected to be paid. Pursuant to current accounting and SEC guidelines and regulations with regards to related party transactions, the Company accounted for the difference of $271,000 between the carrying amount of the accrued payroll and other liability of $461,000 and the fair value of the common stock and warrants issued of $190,000 as capital contribution.

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

Director Independence

As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company's directors and specified committees of the board of directors meet independence standards prescribed by such rules. For the purpose of preparing the disclosures in this Report on Form 10-K regarding director independence, we have used the definition of "independent director" set forth in the Marketplace Rules of The NASDAQ, which defines an "independent director" generally as a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these standards, we believe that Dr. Jerry Bailey and Dr. Peter Christos are Independent directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Weinberg & Company, P.A. for the years ended June 30, 2025 and 2024. All fees described below were approved by the Board:

	June 30, 2025	June 30, 2024

Audit Fees and Expenses (1)	$60,000	$86,000
All Other Fees	$–	$9,000

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

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

SIGNATURE	TITLE	DATE

/s/ N. Voloshin	President; Member of Board of Directors	September 29, 2025
N. Voloshin	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	September 29, 2025
N. Voloshin	(Principal Financial Officer)

/s/ Dr. Gerald Bailey	Independent Director	September 29, 2025
Dr. Gerald Bailey

/s/ Peter N Christos	Independent Director	September 29, 2025
Peter N. Christos

