Form 10-Q
period 2025-09-30
Cavitation Technologies, Inc.
filed 2025-11-13
CIK 1376793

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025 the issuer had 289,156,340 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	June 30, 2025
ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$30,000	$249,000
Accounts receivable	5,000	10,000
Prepaid expenses	14,000	27,000
Total current assets	49,000	286,000

Other assets	11,000	11,000
Total assets	$60,000	$297,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$99,000	$78,000
Total current liabilities	99,000	78,000

Note payable, non-current	150,000	150,000
Total liabilities	249,000	228,000

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and June 30, 2025	–	–
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 289,156,340 shares issued and outstanding as of September 30, 2025 and June 30, 2025	289,000	289,000
Additional paid-in capital	26,740,000	26,740,000
Accumulated deficit	(27,218,000	(26,960,000)
Total stockholders' equity (deficit)	(189,000)	69,000
Total liabilities and stockholders' equity (deficit)	$60,000	$297,000

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	For the Three Months Ended
	September 30,
	2025	2024

Revenue	$3,000	$–

Operating expenses:
General and administrative expenses	245,000	218,000
Research and development expenses	7,000	8,000
Total operating expenses	252,000	226,000

Loss from operations	(249,000)	(226,000)

Other Expense
Interest expense	(9,000)	(1,000)
Net loss	$(258,000)	$(227,000)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding,
Basic and diluted	289,156,340	284,289,740

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Three Months Ended September 30, 2025 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2025	289,156,340	$289,000	$26,740,000	$(26,960,000)	$69,000
Net loss	–	–	–	(258,000)	(258,000)
Balance at September 30, 2025	289,156,340	$289,000	$26,740,000	$(27,218,000)	$(189,000)

	Three Months Ended September 30, 2024 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2024	284,289,740	$284,000	$26,083,000	$(26,847,000)	$(480,000)
Net loss	–	–	–	(227,000)	(227,000)
Balance at September 30, 2024	284,289,740	$284,000	$26,083,000	$(27,074,000)	$(707,000)

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended September 30,
	2025	2024

Operating activities:
Net loss	$(258,000)	$(227,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Effect of changes in operating assets and liabilities
Accounts receivable	5,000	–
Prepaid expenses	13,000	(24,000)
Operating lease right of use asset	–	18,000
Accounts payable and accrued expenses	21,000	58,000
Accrued payroll and payroll taxes – related parties	–	19,000
Operating lease liability	–	(19,000)
Net cash used in operating activities	(219,000)	(175,000)

Financing activities:
Repayment of note payable	–	(2,000)
Cash used in financing activities	–	(2,000)

Net decrease in cash and cash equivalents	(219,000)	(177,000)

Cash and cash equivalents, beginning of period	249,000	179,000
Cash and cash equivalents, end of period	$30,000	$2,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,000	$1,000
Cash paid for income taxes	$–	$–

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three months ended September 30, 2025 and 2024

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

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Cavitation Technologies, Inc. and its wholly owned subsidiary Hydrodynamic Technology, Inc. Intercompany transactions and balances have been eliminated in consolidation.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the three months ended September 30, 2025, the Company incurred loss from operations of $258,000 used cash in operations of $219,000 and had accumulated deficit of $27,218,000 as of September 30, 2025. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2025, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result from an inability of the Company to continue as a going concern.

As of September 30, 2025, the Company has cash in the amount of $30,000. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management’s plan is to increase revenues by using its Reserved Grant Back License to apply the technology to; (i) water and wastewater processing, recovery, recycling and purification (including oilfield wastewater) and (ii) manufacture, distillation, brewing, enhancements, sale and marketing of alcoholic beverages, together the Licensed Fields. The Company has a worldwide, exclusive, transferable and royalty-free license and right to design, build, use, export, improve, sell and market Nano Reactor® devices and Nano Reactor® devices and systems (and products) that incorporate or utilize Nano Reactor® devices, in each case within the Licensed Fields, and to continue to use the Nano Reactor® trademark in connection with its business, systems and products within the Licensed Fields. In addition, the Company will continue to develop its (i) water treatment and remediation in the Permian Basin; (ii) water remediation and disinfection in agriculture; (iii) business venture with Alchemy Beverages, Inc. to develop a smart home kitchen appliance for alcoholic beverages; and (iv) hydro plasma technology in order generate revenues and sustain operations. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company believes it has enough cash to sustain operations through December, 2025.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates include valuation allowance for deferred tax asset, accruals of potential liabilities, and assumptions used in valuing our stock warrants, among other items. Actual results could differ from these estimates.

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

The Company recognizes revenues from usage fees of certain reactors. Usage fees are recognized based on actual usage by the customer and collectability is certain.

In addition, the Company also recognizes revenues from short term rental of nano reactors. Rental revenue is recognized over the term of the agreement and when collectability is certain. During the three month period ended September 30, 2025, the Company recognized revenues of $3,000 pursuant to a short term rental agreement with a customer.

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

 As of September 30, 2025 and June 30, 2025, the carrying value of certain accounts such as accounts receivable, accounts payable, accrued expenses and accrued payroll approximates their fair value due to the short-term nature of such instruments. The carrying value of our note payable approximate their fair value due to interest rate of the note.

Advertising Costs

Advertising costs, including marketing expense, incurred in the normal course of operations are expensed as incurred. Advertising expenses amounted to $2,000 and $0 for the three months ended September 30, 2025 and 2024 respectively and was reported as part of General and administrative expenses in the accompanying Consolidated Statements of Operations.

Research and Development Costs

Research and development expenses relate primarily to the development, design, testing of preproduction prototypes and models, compensation, and consulting fees related to the Company’s cold plasma technology, and are expensed as incurred. Total research and development costs recorded during the three months ended September 30, 2025 and 2024 amounted to $7,000 and $8,000, respectively.

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

There were no adjustments to net income (loss) required for purposes of computing diluted earnings per share. At September 30, 2025 and 2024 the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of its diluted earnings per share, as their effect would have been anti-dilutive as the exercise price of these warrants were greater than the stock price of the Company common stock.

	September 30, 2025	September 30, 2024
Warrants	49,041,323	28,841,323

Concentrations

During the three months ended September 30, 2024, we recorded 98% of our revenue from one customer (Desmet Belgium).

As of September 30, 2025, two vendors accounted for 69% and 21% of the Company’s accounts payable. As of June 30, 2025, two vendors accounted for 68% and 21% of the Company’s accounts payable.

At September 30, 2025 and June 30, 2025, we had receivables of $5,000 and $10,000 from one customer, respectively.

Segments

The Company operates in one segment for the development and distribution of our products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s Chief Operating Decision Maker (CODM) has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services and major customers. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base, single sales team, marketing department, customer service department, operations department, finance and accounting department to support its operations and similarities in economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in Note 2.

Reclassification

During the three month period ended September 30, 2025, the Company reclassified $15,000 of accrued interest recorded in prior year to the related note payable – EIDL loan principal balance. The reclassification was made in connection with the reconciliation made by the Company to the noteholder’s records which reported an outstanding principal balance of $150,000 as of September 30, 2025. As a result, prior period amounts have been reclassified to conform to current period presentation. This reclassification did not affect total liabilities or net loss but only resulted in a change in the composition of the loan balance between principal and accrued interest.

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

Note 2 – Segment Information

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

The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Three months Ended September 30,
	2025	2024
Revenue	$3,000	$–

Research and development	(7,000)	(8,000)
Salaries	(123,000)	(118,000)
Consulting fees	(25,000)	(16,000)
Professional fees	(51,000)	(56,000)
Rent expense	(9,000)	(19,000)
Travel expense	(18,000)	–
Other operating expenses	(19,000)	(9,000)
Total operating expenses	(252,000)	(226,000)
Interest expense	(9,000)	(1,000)
Net loss	$(258,000)	$(227,000)

Note 3 – Notes Payable

	September 30,	June 30,
	2025	2025
Note payable - EIDL	$150,000	$150,000

In July 2020, the Company received a loan of $150,000 from the SBA under its Economic Injury Disaster Loan (EIDL) assistance program. The EIDL loan is payable over 30 years, bears interest at a rate of 3.75% per annum and secured by all tangible and intangible property of the Company. As of September 30, 2025 and June 30, 2025, the outstanding balance of the note payable was $150,000 and $150,000, respectively.

In the prior periods, the SBA was applying all payments received to principal. During the current period the loan was reconciled with the SBA. As a result the Company incurred additional interest of $8,000 which was accrued as of September 30, 2025 and reported as part of accounts payable and accrued expenses in the accompanying balance sheet.

Note 4 – Stockholders’ deficit

Warrants

A summary of the Company’s warrant activity and related information from as of September 30, 2025 is as follows:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)

Outstanding at June 30, 2025	49,041,323	$0.053	2.81
- Granted	–	–	–
- Exercised	–	–	–
- Expired	–	–	–
Outstanding at September 30, 2025	49,041,323	$0.053	2.56

As of September 30, 2025, the intrinsic value of these stock purchase warrants amounted to $562,000.

The following table summarizes additional information concerning warrants outstanding and exercisable at September 30, 2025:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.013	10,700,000	4.14	$0.013	10,700,000	4.14
$0.016	5,000,000	4.39	0.016	5,000,000	4.39
$0.017	4,500,000	4.41	0.017	4,500,000	4.41
$0.030	5,000,000	4.26	0.030	5,000,000	4.26
$0.090	23,841,323	0.75	0.090	23,841,323	0.75

	49,041,323	2.56	$0.053	49,041,323	2.56

Note 5 – Subsequent Events

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

Inflation

Global inflation remains a factor in fiscals 2026 and 2025, with interest rates in the US remaining at higher levels, although there have been some rate decreases, the current uncertainty in the global markets around the implementation of trade tariffs by the US government has resulted in a pause on rate reductions. In addition, the impact of tariffs on all imported goods into the U.S. is expected to have a significant inflationary impact on all imports. The Russia and Ukraine and now the Israeli and Hamas conflict and other geopolitical conflicts, as well as related international response, have exacerbated inflationary pressures, including causing increases in the price for goods and services and global supply chain disruptions, which have resulted and may continue to result in shortages in food products, materials and services. Such shortages have resulted and may continue to result in inflationary cost increases for labor, fuel, food products, materials and services, and could continue to cause costs to increase as well as result in the scarcity of certain materials. We cannot predict any future trends in the rate of inflation or other negative economic factors or associated increases in our operating costs and how that may impact our business. To the extent we and our customers we service are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our and their business, our revenues and gross profit could decrease, and our financial condition and results of operations could be adversely affected.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

The following is a comparison of our results of operations for the three months ended September 30, 2025 and 2024.

	For the Three Months Ended
	September 30,
	2025	2024	$ Change	% Change

Revenue	$3,000	$–	$3,000	100.0%

General and administrative expenses	245,000	218,000	27,000	12.4%
Research and development expenses	7,000	8,000	(1,000)	(12.5)%
Total operating expenses	252,000	226,000	26,000	11.5%
Loss from operations	(249,000)	(226,000)	(23,000)	10.2%
Interest expense	(9,000)	(1,000)	(8,000)	800.0%
Net loss	$(258,000)	$(227,000)	$(31,000)	13.7%

Revenue

The Company generated revenues of $3,000 related to the rental of equipment installed at a potential customer.

No revenue was generated from sales of Nano Reactor® to customers/distributors . Additionally, the Company did not generate any revenues from its equity method investment, specifically fees from usage of reactors or usage fees.

General and administrative expenses

General and administrative expenses was $245,000 and $218,000 for the three months ended September 30, 2025 and 2024, respectively, an increase of $27,000 or 12.4%. The increase is primarily due to the following:

•	Travel expenses increased by $18,000, primarily due to our CEO travelling to promote the Company’s products to customers.
•	Consulting fees increased by $8,000 primarily due to technical consulting expenses incurred during the current period.
•	Professional expenses decreased by $6,000, the decrease is primarily due to a decrease in patent legal fees of $11,000,offset by an increase in audit related fees of $5,000.
•	The aggregate of all other expenses increased by $7,000, the increase in these expenses are individually insignificant.

Research and development expenses

Research and development expenses was $7,000 and $8,000 for the three months ended September 30, 2025 and 2024, respectively, a decrease of $1,000 or 12.5%. During the prior year, the Company began another R&D project consisting of the design and manufacture of an experimental installation for plasma activation of water by generating a plasma discharge in a water stream. The research and development expenditure is dependent on progress made on the development.

Interest expense

Interest expense was $9,000 and $1,000 for the three months ended September 30, 2025 and 2024, interest expense is related to the SBA loan. During the current period the SBA loan was reconciled and reinstated from delinquent to in good standing, resulting in additional interest expense of $8,000 due to us curing the delinquency with the SBA.

Net loss

Net loss was $258,000 and $227,000 for the three months ended September 30, 2025 and 2024, an increase in loss of $31,000. The increase in loss is primarily due to increase in general and administrative expenses and interest expense, discussed in detail above.

Liquidity and Capital Resource

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in accompanying condensed consolidated financial statements, during the three months ended September 30, 2025, the Company incurred a loss from operations of $258,000, used cash in operations of $219,000 and had accumulated deficit of $27,18,000 as of September 30, 2025. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2025, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the inability of the Company to continue as a going concern.

As of September 30, 2025, the Company has cash in the amount of $30,000. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management’s plan is to increase revenues by using its Reserved Grant Back License to apply the technology to; (i) water and wastewater processing, recovery, recycling and purification (including oilfield wastewater) and; (ii) manufacture, distillation, brewing, enhancements, sale and marketing of alcoholic beverages, together the Licensed Fields. The Company has a worldwide, exclusive, transferable and royalty-free license and right to design, build, use, export, improve, sell and market Nano Reactor® devices and Nano Reactor® devices and systems (and products) that incorporate or utilize Nano Reactor® devices, in each case within the Licensed Fields, and to continue to use the Nano Reactor® trademark in connection with its business, systems and products within the Licensed Fields. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company believes it has enough cash to sustain operations through December 31, 2025.

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

Cash Flow

Net cash used in operating activities was $219,000 and $175,000 for the three months ended September 30, 2025 and 2024. The increase in cash used in operating activities is primarily due to cash used in operating expenses and an increase in the movement in cash used for working capital purposes.

Critical Accounting Policies

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. Significant estimates are used for allowance for impairment analysis for property and equipment, accrual of potential liabilities, valuation allowance for deferred tax assets, and assumption in valuing our stock options, warrants, and common stock issued for services, among other items. Actual results could differ from these estimates.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of September 30, 2025 the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the first quarter of fiscal 2026 that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURE	TITLE	DATE

/s/ N. Voloshin	President; Member of Board of Directors	November 13, 2025
N. Voloshin	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	November 13, 2025
N. Voloshin	(Principal Financial Officer)

