Form 10-Q
period 2025-12-31
Cavitation Technologies, Inc.
filed 2026-02-17
CIK 1376793

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 13, 2026, the issuer had 309,720,740 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2025	June 30, 2025
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$31,000	$249,000
Accounts receivable	–	10,000
Prepaid expenses	13,000	27,000
Total current assets	44,000	286,000

Other assets	11,000	11,000
Total assets	$55,000	$297,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$143,000	$78,000
Convertible note payable, net of discount	3,000	–
Derivative liability	7,000	–
Total current liabilities	153,000	78,000

Note payable, non-current	150,000	150,000
Total liabilities	303,000	228,000

Commitments and contingencies	–	–

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and June 30, 2025	–	–
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 309,720,740 and 289,156,340 shares issued and outstanding as of December 31, 2025 and June 30, 2025, respectively	310,000	289,000
Additional paid-in capital	27,136,000	26,740,000
Accumulated deficit	(27,694,000)	(26,960,000)
Total stockholders' equity (deficit)	(248,000)	69,000
Total liabilities and stockholders' equity (deficit)	$55,000	$297,000

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

AS OF DECEMBER 31, 2025 AND 2024

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$–	$76,000	$3,000	$76,000

Cost of revenue	–	(13,000)	–	(13,000)
Gross profit	–	63,000	3,000	63,000

General and administrative expenses	470,000	346,000	715,000	564,000
Research and development expenses	4,000	16,000	11,000	24,000
Total operating expenses	474,000	362,000	726,000	588,000

Loss from operations	(474,000)	(299,000)	(723,000)	(525,000)

Other Income (expense)
Gain on patent assignment	–	880,000	–	880,000
Interest expense	(2,000)	(2,000)	(11,000)	(3,000)
Net income (loss)	$(476,000)	$579,000	$(734,000)	$352,000

Net income (loss) per share, Basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average shares outstanding, Basic and diluted	301,177,864	284,289,740	295,167,102	284,289,740

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (Unaudited)
AS OF DECEMBER 31, 2025 AND 2024

	Three Months Ended December 31, 2025 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2025	289,156,340	$289,000	$26,740,000	$(27,218,000)	$(189,000)
Proceeds from units issued to shareholders	5,769,400	6,000	167,000	–	173,000
Fair value of common stock issued for services	3,300,000	3,000	241,000	–	244,000
Cashless exercise of warrants	11,495,000	12,000	(12,000)	–	–
Net loss	–	–	–	(476,000)	(476,000)
Balance at December 31, 2025	309,720,740	$310,000	$27,136,000	$(27,694,000)	$(248,000)

	Six Months Ended December 31, 2025 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2025	289,156,340	$289,000	$26,740,000	$(26,960,000)	$69,000
Proceeds from units issued to shareholders	5,769,400	6,000	167,000	–	173,000
Fair value of common stock issued for services	3,300,000	3,000	241,000	–	244,000
Cashless exercise of warrants	11,495,000	12,000	(12,000)	–	–
Net loss	–	–	–	(734,000)	(734,000)
Balance at December 31, 2025	309,720,740	$310,000	$27,136,000	$(27,694,000)	$(248,000)

	Three Months Ended December 31, 2024 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2024	284,289,740	$284,000	$26,083,000	$(27,074,000)	$(707,000)
Fair value of warrants granted for services	–	–	105,000	–	105,000
Net income	–	–	–	579,000	579,000
Balance at December 31, 2024	284,289,740	$284,000	$26,188,000	$(26,495,000)	$(23,000)

	Six Months Ended December 31, 2024 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2024	284,289,740	$284,000	$26,083,000	$(26,847,000)	$(480,000)
Fair value of warrants granted for services	–	–	105,000	–	105,000
Net income	–	–	–	352,000	352,000
Balance at December 31, 2024	284,289,740	$284,000	$26,188,000	$(26,495,000)	$(23,000)

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended December 31,
	2025	2024
Operating activities:
Net income (loss)	$(734,000)	$352,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Fair value of common stock issued for services	244,000	–
Fair value of warrants granted for services	–	105,000
Gain on patent assignment	–	(880,000)
Effect of changes in:
Accounts receivable	10,000	–
Prepaid expenses	13,000	7,000
Inventory	–	(11,000)
Operating lease right of use asset	–	36,000
Accounts payable and accrued expenses	66,000	55,000
Operating lease liability	–	(40,000)
Net cash used in operating activities	(401,000)	(376,000)

Investing activities:
Proceeds from patent assignment	–	880,000
Net cash provided by investing activities	–	880,000

Financing activities:
Proceeds from convertible note payable	10,000	–
Proceeds from common stock units	173,000	–
Repayment of note payable	–	(2,000)
Net cash provided by (used in) financing activities	183,000	(2,000)

Net (decrease) increase in cash and cash equivalents	(218,000)	502,000

Cash and cash equivalents, beginning of period	249,000	179,000
Cash and cash equivalents, end of period	$31,000	$681,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,000	$1,000
Cash paid for income taxes	$–	$–

Supplemental disclosures of non-cash transactions:
Conversion feature of convertible note payable accounted as derivative liability	$7,000	$–

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Six months ended December 31, 2025 and 2024

Note 1 – Organization and Summary of Significant Accounting Policies

Cavitation Technologies, Inc. (“the Company,” “CTi,” “we,” “us,” and “our”) is a Nevada corporation originally incorporated in January 2007 under the name Bio Energy, Inc. The Company had originally developed, patented, and commercialized proprietary technology, which has subsequently been sold to Desmet Ballestra in October 2024, pursuant to a patent assignment and license back agreement.

On August 9, 2025, the Company incorporated a wholly owned subsidiary, Xyra Corp. (“Xyra”). Xyra will be focused on identifying and capitalizing on opportunities in the crypto technologies market. Xyra holds an exclusive license for Cavitation Technologies Inc. patented Cavitation Non-Thermal Plasma™ (CNTP) systems, developed initially for immersion cooling in crypto mining and high-density data centers.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Cavitation Technologies, Inc. and its wholly owned subsidiaries Hydrodynamic Technology, Inc., and Xyra Corp. Intercompany transactions and balances have been eliminated in consolidation.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the six months ended December 31, 2025, the Company incurred loss from operations of $723,000 used cash in operations of $401,000 and had stockholders’ deficit of $248,000 as of December 31, 2025. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2025, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result from an inability of the Company to continue as a going concern.

As of December 31, 2025, the Company has cash in the amount of $31,000. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management’s plan is to increase revenues by using its Reserved Grant Back License to apply the technology to; (i) water and wastewater processing, recovery, recycling and purification (including oilfield wastewater) and (ii) manufacture, distillation, brewing, enhancements, sale and marketing of alcoholic beverages, together the Licensed Fields. The Company has a worldwide, exclusive, transferable and royalty-free license and right to design, build, use, export, improve, sell and market Nano Reactor® devices and Nano Reactor® devices and systems (and products) that incorporate or utilize Nano Reactor® devices, in each case within the Licensed Fields, and to continue to use the Nano Reactor® trademark in connection with its business, systems and products within the Licensed Fields. In addition, the Company will continue to develop its (i) water treatment and remediation in the Permian Basin; (ii) water remediation and disinfection in agriculture; (iii) business venture with Alchemy Beverages, Inc. to develop a smart home kitchen appliance for alcoholic beverages; and (iv) hydro plasma technology in order generate revenues and sustain operations. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company believes it has enough cash and access to cash to sustain operations through March, 2026.

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

In addition, the Company also recognizes revenues from short term rental of nano reactors. Rental revenue is recognized over the term of the agreement and when collectability is certain. During the three- and six-month period ended December 31, 2025, the Company recognized revenues of $3,000 pursuant to a short term rental agreement with a customer.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

The Company uses Level 3 inputs for its valuation methodology for the derivative liabilities as their fair values were determined by using a variable option pricing model. The Company’s derivative liabilities are adjusted to reflect fair value at each reporting date, with any increase or decrease in the fair value being recorded in the statement of operations.

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

As of December 31, 2025 and June 30, 2025, the carrying value of certain accounts such as accounts receivable, accounts payable, accrued expenses and accrued payroll approximate their fair value due to the short-term nature of such instruments. The carrying value of our note payable approximate their fair value due to interest rate of the note.

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of December 31, 2025:

	December 31, 2025
Liabilities:	Level 1	Level 2	Level 3	Total
Derivative liability – convertible note conversion options	$–	$–	$7,000	$7,000

The following table provides a roll-forward of the derivative liability measured at fair value on a recurring basis using unobservable level 3 inputs for the period ended December 31, 2025, as follows:

Fair Value of Derivative Liability
At issuance, December 5, 2025	$7,000
Change in fair value of derivative liability	–
December 31, 2025	$7,000

Advertising Costs

Advertising costs, including marketing expense, incurred in the normal course of operations are expensed as incurred. Advertising expenses amounted to $9,000 and $4,000 for the six months ended December 31, 2025 and 2024 respectively and was reported as part of General and administrative expenses in the accompanying Consolidated Statements of Operations.

Research and Development Costs

Research and development expenses relate primarily to the development, design, testing of preproduction prototypes and models, compensation, and consulting fees related to the Company’s cold plasma technology and are expensed as incurred. Total research and development costs recorded during the six months ended December 31, 2025 and 2024 amounted to $11,000 and $24,000, respectively.

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

There were no adjustments to net income (loss) required for purposes of computing diluted earnings per share. At December 31, 2025 and 2024 the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of its diluted earnings per share, as their effect would have been anti-dilutive as the exercise price of these warrants were greater than the stock price of the Company common stock.

	December 31, 2025	December 31, 2024
Warrants	35,341,323	39,541,323
Convertible note	204,499	–

Concentrations

During the six months ended December 31, 2024, we recorded 100% of our revenue from one customer (Desmet Belgium).

As of December 31, 2025, two vendors accounted for 61% and 19% of the Company’s accounts payable. As of June 30, 2025, two vendors accounted for 68% and 21% of the Company’s accounts payable.

At December 31, 2025 and June 30, 2025, we had receivables of $0 and $10,000 from one customer, respectively.

Segments

The Company operates in one segment for the development and distribution of our products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s Chief Operating Decision Maker (CODM) has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services and major customers. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base, single sales team, marketing department, customer service department, operations department, finance and accounting department to support its operations and similarities in economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in Note 6.

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

Note 2 – Convertible Note

	December 31,	June 30,
	2025	2025

8% convertible note payable	$10,000	$–
Debt discount	(7,000)	–
Net	$3,000	$–

On December 5, 2025, Xyra Corp., the Company’s wholly owned subsidiary issued a one-year convertible note with a maturity date of December 5, 2026, with a coupon of 8% to an accredited investor. The Company, prior to the maturity date, has the option to extend the maturity date of the note by an additional six months. The note may be prepaid at any time without penalty.

The holder has an option to convert the principal of the convertible note into Xyra common stock for a period of six months once notified by the Company, in writing, of a public listing on any recognized U.S. national or regional stock exchange or on any of the markets operated by the OTC Markets Group. The conversion price will be 50% of the 5-day average closing price immediately prior to conversion. Xrya, at its sole discretion may allow the conversion of unpaid interest into Xyra common stock for the same period allowed for the conversion of the principal.

Should Xyra not achieve a public offering by December 5, 2026, the holder has the option to convert the principal outstanding into common shares of the Company for a period of six months from December 5, 2026. The conversion price will be the greater of 80% of $0.06 or the current CTI market price. The market price will be determined as the weighted average of the high and low trading prices of the Company stock over a 5-day period. The Company at its sole discretion may allow the conversion of interest at any time after the maturity date and during any extended period exercised by Xyra.

The Company accounted the conversion feature of the note payable as a derivative liability pursuant to ASC 815, Derivatives and Hedging, since it does not have an explicit limit to the number of shares to be delivered upon settlement of the conversion option. As a result, the Company recorded a derivative liability of $7,000 upon issuance and was accounted as a debt discount which will be amortized over the term of the note payable. See Note 4.

Note 3 – Note Payable

	December 31,	June 30,
	2025	2025
Note payable - EIDL	$150,000	$150,000

In July 2020, the Company received a loan of $150,000 from the SBA under its Economic Injury Disaster Loan (EIDL) assistance program. The EIDL loan is payable over 30 years, bears interest at a rate of 3.75% per annum and secured by all tangible and intangible property of the Company. As of December 31, 2025 and June 30, 2025, the outstanding balance of the note payable was $150,000 and $150,000, respectively.

Note 4 – Derivative Liability

On December 2, 2025, the Company issued a convertible note payable (see Note 2) which granted the noteholder the right to convert the note payable into equity of the Company at a conversion price equal to 50% of the 5-day average closing price of Xyra’s common stock once Xyra has completed a public offering. In case Xyra has not yet completed a public offering, the noteholder can also use a conversion price of the greater of 80% of $0.06 or the current CTI market price. The market price will be determined as the weighted average of the high and low trading prices of the Company stock over a 5-day period.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the conversion option should be classified as a derivative liability since it does not have an explicit limit to the number of shares to be delivered upon settlement of the conversion option. The derivative liability is remeasured to fair value at each reporting period, and the change in the fair value is recognized in earnings in the accompanying statements of operations. The Company estimated the fair value of the conversion option derivative liability using a variable option pricing model. The fair value of the derivative liability upon issuance of the convertible note payable on December 5, 2025 and at December 31, 2025 amounted to $7,000 and $7,000, respectively.

	December 31,	December 5,
	2025	2025 (Issuance)

Stock price	$0.05	$0.06
Risk free interest rate	3.48%	3.81%
Expected volatility	214.6%	236.5%
Expected life in months	11	12
Number of common stock issuable	204,499	164,474
Fair value of derivative liability	$7,000	$7,000

Note 5 – Stockholders’ Deficit

Common stock

On October 9, 2025, the Company entered into an agreement with two accredited investors whereby the investors subscribed for 5,769,400 units, each unit consisting of a share of common stock and a five-year warrant exercisable for one share of common stock at an exercise price of $0.06 per share. The price of the units was $0.03 per unit for aggregate proceeds of $173,000. As part of the agreement, these investors also agreed to forfeit or retire an aggregate of 5,769,400 warrants granted to them in the prior year, which had an exercise price of $0.09 per share and expired between June 21, 2026 and July 11, 2026.

In October 2025, the Company issued an aggregate of 3,300,000 shares of common stock to various consultants for consulting work to be performed for a one-year term. The common stock issued was valued at fair market value on the grant date at $244,000.

On November 25, 2025, certain warrant holders, including the Company’s CEO exercised warrants for an aggregate of 13,700,000 shares of common stock on a cashless basis in accordance with terms of the warrant agreements. As a result, the Company issued 11,495,000 shares of common stock.

Warrants

See warrant activity under common stock above.

A summary of the Company’s warrant activity as of December 31, 2025 is as follows:

	Warrants	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)

Outstanding at June 30, 2025	49,041,323	$0.053	2.81
- Granted	5,769,400	0.060	5.00
- Exercised	(13,700,000)	0.014	0.71
- Expired/retired	(5,769,400)	0.090	3.98
Outstanding at December 31, 2025	35,341,323	$0.063	2.36

As of December 31, 2025, the intrinsic value of these stock purchase warrants amounted to $323,000.

The following table summarizes additional information concerning warrants outstanding and exercisable at December 31, 2025:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.013	2,000,000	3.88	$0.013	2,000,000	3.88
$0.017	4,500,000	4.16	0.017	4,500,000	4.16
$0.030	5,000,000	4.01	0.030	5,000,000	4.01
$0.060	5,769,400	4.77	0.060	5,769,400	4.77
$0.090	18,071,923	0.51	0.090	18,071,923	0.51
	35,341,323	2.36	$0.063	35,341,323	2.36

Note 6 – Segment Information

The Company operates and manages its business as one reportable and operating segment. The Company’s Chief Operating Decision Maker or “CODM” reviews financial information presented and decides how to allocate resources based on net income (loss). Net income (loss) is used for evaluating financial performance.

Significant segment expenses include research and development, salaries, insurance, and stock-based compensation. Operating expenses include all remaining costs necessary to operate the business, which primarily include external professional services and other administrative expenses.

The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$–	$76,000	$3,000	$76,000

Cost of revenue	–	(13,000)	–	(13,000)
Gross profit	–	63,000	3,000	63,000

Research and development expenses	5,000	16,000	12,000	24,000
Salaries	123,000	117,000	246,000	235,000
Share based compensation	244,000	105,000	244,000	105,000
Consulting fees	21,000	22,000	46,000	38,000
Professional fees	35,000	60,000	64,000	116,000
Rent expense	9,000	6,000	17,000	12,000
Travel expense	7,000	13,000	25,000	13,000
Other operating expenses	30,000	23,000	72,000	45,000
Total operating expenses	474,000	362,000	726,000	588,000

Net operating loss	(474,000	(299,000)	(723,000)	(525,000)
Gain on patent assignment	–	880,000	–	880,000
Interest expense	(2,000)	(2,000)	(11,000)	(3,000)
Net Income (loss)	$(476,000)	$579,000	$(734,000)	$352,000

Note 7 – Subsequent Events

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

CTi has developed, patented, and commercialized proprietary technology that can be used for processing of industrial fluids. CTi’s patented Nano Reactor® is the critical components of the CTi Nano Neutralization® System which is commercially proven to reduce operating costs and increase yields in processing oils and fats. CTi has two issued patents relating to our Nano Reactor® systems and has filed several national and international patents to employ its proprietary technology in applications including, vegetable oil refining, biodiesel production, wastewater treatment, algae oil extraction, and alcoholic beverage enhancement.

We were engaged in manufacturing our Nano-Reactors, which are designed to help refine vegetable oils, biodiesel transesterification and treatment of produced and frack water.

In prior years we have developed a number of new applications utilizing the core principle of our technology. Our low pressure non-reactors (LPN) can be utilized in multiple industries that process large volumes of fluids and we anticipate commercial sales in our fiscal 2026. Further, we have miniaturized our non-reactors to be utilized in various consumer-oriented products, such as, processing and enhancing spirits and wines, drinking water with infusion of vitamins, minerals and cannabidiol (CBD) oil.

We had agreements to license our technology globally through our strategic partners, Desmet Belgium Group (Desmet) and Enviro Watertek, LLC (EW) and Alchemy Beverages, Inc (ABI) and recently through our wholly owned subsidiary, Xyra Corp.

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

Hacienda Farms relies heavily on water from Lake Erie, which poses significant water remediation challenges due to issues like algae and bacterial contamination. Additionally, Hacienda Farms has been dealing with high sodium levels in the water, which affect calcium absorption in plants, and fungal issues that harm root health, ultimately reducing crop yields. These water quality challenges necessitate advanced remediation solutions to ensure the sustainability and productivity of their greenhouse operations. Our technology addresses these problems by controlling microorganisms, accelerating vegetative and root growth, and increasing overall plant biomass. This not only improves crop production but also supports sustainable farming practices.

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

To develop these markets, we may need additional funding and may attempt to raise additional debt and/or equity financing to fund operations and additional working capital. However, there is no assurance that we will be successful in obtaining such financing or obtain sufficient amounts necessary to meet our business needs, or that we will be able to meet our future contractual obligations.

Testing of the technology is currently underway. Upon completion of multiple trials, if successful, sales and revenue are anticipated in the first half of fiscal 2026.

5. Xyra Corp: Non-Thermal Plasma

In August 2025, we incorporated a wholly owned subsidiary, Xyra Corp, and licensed our technology to Xyra Corp., our wholly owned subsidiary. Xyra is focused on identifying and capitalizing on opportunities in the crypto technologies market. Xyra holds an exclusive license for Cavitation Technologies Inc. patented Cavitation Non-Thermal Plasma™ (CNTP) systems, developed initially for immersion cooling in crypto mining and high-density data centers. This technology solves critical pain points such as fluid degradation, contamination, and system downtime in next-generation computing environments. That same technology now underpins Xyra’s infrastructure backbone, giving it a rare dual strength: precision fluid management to keep the physical computing layer efficient and secure, and to deliver AI-driven, quantum-secure remittances and tokenization rails at a global scale.

Xyra launched the first AI-driven, quantum-secure remittance and tokenization network designed for the global economy. The platform addresses the inefficiencies of today’s outdated cross-border systems, tapping into multi-trillion-dollar markets while introducing the first credit card issuance linked directly to remittance flows.

Quantum-Secure Technology

At the core of Xyra’s vision is a unified ecosystem built on interconnected pillars:

▪	AI Intelligence Layer

Serves as the “brain,” monitoring remittance flows, detecting anomalies, automating Know your Customer (“KYC” and Anit Money Laundering (“AML”) and transforming raw transactions into insights.

▪	Quantum Security Layer

Uses post-quantum cryptography (PQC) and decentralized infrastructure to protect every transaction, ensuring resilience against future quantum attacks.

▪	Stablecoin Network & Licensed Compliance

Xyra is building its own regulated infrastructure, obtaining and operating under Money Transmitter Licenses (MTLs) across multiple jurisdictions. At the core of this framework is the issuance of fully asset-backed, quantum-secure stablecoins, creating instant, compliant fiat-to-stablecoin rails for remittances, cross-border B2B, and tokenized settlements.

▪	Rewards & Loyalty Engine

Every remittance becomes an engagement point, with AI delivering real-time rewards, loyalty features, and personalized incentives to boost retention. AI also optimizes margins and creates new revenue streams, turning loyalty into a direct driver of income for the ecosystem.

▪	Asset Tokenization Layer

Converts verified remittance and financial data into programmable, globally tradable tokens, turning information flows into yield-bearing digital assets.

Inflation

Global inflation remains a factor in fiscals 2026 and 2025, with interest rates in the US remaining at higher levels, although there have been some rate decreases, the current uncertainty in the global markets around the implementation of trade tariffs by the US government has resulted in market fluctuations. In addition, the impact of tariffs on all imported goods into the U.S. is expected to have a significant inflationary impact on all imports. The Russia and Ukraine and other geopolitical conflicts, as well as related international response, have exacerbated inflationary pressures, including causing increases in the price for goods and services and global supply chain disruptions, which have resulted and may continue to result in shortages in food products, materials and services. Such shortages have resulted and may continue to result in inflationary cost increases for labor, fuel, food products, materials and services, and could continue to cause costs to increase as well as result in the scarcity of certain materials. We cannot predict any future trends in the rate of inflation or other negative economic factors or associated increases in our operating costs and how that may impact our business. To the extent we and our customers we service are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our and their business, our revenues and gross profit could decrease, and our financial condition and results of operations could be adversely affected.

Results of Operations for the Three Months Ended December 31, 2025 Compared to the Three Months Ended December 31, 2024

The following is a comparison of our results of operations for the three months ended December 31, 2025 and 2024.

	For the Three Months Ended
	December 31,
	2025	2024	$ Change	% Change

Revenue	$–	$76,000	$(76,000)	(100.0)%
Cost of revenue	–	(13,000)	13,000	(100.0)%
Gross profit	–	63,000	(63,000)	(100.0)%

General and administrative expenses	470,000	346,000	124,000	35.8%
Research and development expenses	4,000	16,000	(12,000)	(75.0)%
Total operating expenses	474,000	362,000	112,000	30.9%
Loss from operations	(474,000)	(299,000)	(175,000)	58.5%
Gain on patent assignment	–	880,000	(880,000)	(100.0)%
Interest expense	(2,000)	(2,000)	–	–
Net income (loss)	$(476,000)	$579,000	$(1,055,000)	182.2%

Revenue

The Company generated revenues from the sale of the Nano Reactor® to customers/distributor. Additionally, the Company generates revenues from its equity method investment, specifically fees from usage of reactors or usage fees.

Revenue was $0 and $76,000 for the three months ended December 31, 2025, and 2024, respectively, a decrease of $76,000 or 100.0%. In the prior year, the Company delivered one purchase order placed prior to the assignment of our vegetable oil refining patents to Desmet.

Cost of revenue

Cost of revenue was $0 and $13,000 for the three months ended December 31, 2025 and 2024, respectively, a decrease of $13,000 or 100.0%. The decrease is directly related to the decrease in revenue, as discussed above.

General and administrative expenses

General and administrative expenses was $470,000 and $346,000 for the three months ended December 31, 2025, and 2024, respectively, an increase of $124,000 or 35.8%. The increase is primarily due to the following:

•	Stock compensation increased by $139,000. The current year stock compensation related to the fair value of common stock issued to certain consultants. In the prior year warrants were issued to the Company’s employees and a consultant,
•	Professional fees decreased by $25,000, primarily due to a decrease in attorney fees of $42,000 related to a reduction in patent attorney expenses, offset by an increase in audit fees of $11,000 and other professional fees of $6,000 related to the timing of work performed,
•	Travel expenses decreased by $5,000 due to a reduction in travel by our officers during the current year,
•	Payroll expenses increased by $6,000 due to slight salary increases to our employees.,
•	Rent expense increased by $2,000, the property lease became a month-to-month lease at an increased rate after the expiry of the previous lease term.
•	The aggregate of all other expenses increased by $7,000, the increase in these expenses are individually insignificant.

Research and development expenses

Research and development expenses was $4,000 and $16,000 for the three months ended December 31, 2025 and 2024, respectively, a decrease of $12,000 or 75.0%. During the prior year, the Company began another R&D project consisting of the design and manufacture of an experimental installation for plasma activation of water by generating a plasma discharge in a water stream. The research and development expenditure is dependent on progress made on the development.

Gain on patent assignment

Gain on patent assignment was $0 and $880,000 for the three months ended December 31, 2025 and 2024, respectively. The prior year gain on patent assignment was as a result of sale and assignment of certain patents to Desmet. There were no similar transaction during the period ended December 31, 2025.

Interest expense

Interest expense was $2,000 and $2,000 for the three months ended December 31, 2025 and 2024, interest expense is primarily related to the SBA loan.

Net income (loss)

Net loss was $476,000 and net income was $579,000 for the three months ended December 31, 2025 and 2024, respectively, an increase in loss of $1,055,000. The increase in net loss is primarily due to the prior year gain on the patent assignment, the increase in general and administrative expenses, offset by the decrease in revenue and the decrease in research and development expenses, as discussed above.

Results of Operations for the Six Months Ended December 31, 2025 compared to the Six Months Ended December 31, 2024

The following is a comparison of our results of operations for the six months ended December 31, 2025 and 2024.

	For the Six Months Ended
	December 31,
	2025	2024	$ Change	% Change

Revenue	$3,000	$76,000	$(73,000)	(96.1)%
Cost of revenue	–	(13,000)	13,000	(100.0)%
Gross profit	3,000	63,000	(60,000)	(95.2)%

General and administrative expenses	715,000	564,000	151,000	26.8%
Research and development expenses	11,000	24,000	(13,000)	(54.2)%
Total operating expenses	726,000	588,000	138,000	23.5%
Loss from operations	(723,000)	(525,000)	(198,000)	37.7%
Gain on patent assignment	–	880,000	(880,000)	(100.0)%
Interest expense	(11,000)	(3,000)	(8,000)	266.7%
Net income (loss)	$(734,000)	$352,000	$(1,086,000)	308.5%

Revenue

The Company generated revenues from the sale of the Nano Reactor® to customers/distributor. Additionally, the Company generates revenues from its equity method investment, specifically fees from usage of reactors or usage fees.

Revenue was $3,000 and $76,000 for the six months ended December 31, 2025, and 2024, respectively, a decrease of $73,000 or 96.1%. In the prior year, the Company delivered one purchase order placed prior to the assignment of our vegetable oil refining patents to Desmet.

Cost of revenue

Cost of revenue was $0 and $13,000 for the six months ended December 31, 2025 and 2024, respectively, a decrease of $13,000 or 1000.0%. The decrease is directly related to the decrease in revenue, as discussed above.

General and administrative expenses

General and administrative expenses was $715,000 and $564,000 for the six months ended December 31, 2025, and 2024, respectively, an increase of $151,000 or 26.8%. The increase is primarily due to the following:

•	Stock compensation increased by $139,000,000. The current year stock compensation related to the fair value of common stock issued to certain consultants. In the prior year warrants were issued to the Company’s employees and a consultant,
•	Professional fees decreased by $31,000, primarily due to a decrease in legal fees of $53,000 related to a reduction in patent attorney expenses, offset by an increase in audit fees of $16,000 and other professional fees of $6,000 related to the timing of work performed,
•	Payroll expenses increased by $11,000 due to slight inflation related payroll increases over the prior year,
•	Travel expenses increased by $12,000, primarily due to increased travel by our CEO during the first three months of the year, to promote our products and business,
•	Consulting fees increased by $7,000 primarily due to consulting fees incurred on the development of plasma technology during the first quarter,
•	The aggregate of all other expenses increased by $13,000, the increase in these expenses are individually insignificant.

Research and development expenses

Research and development expenses was $12,000 and $24,000 for the six months ended December 31, 2025 and 2024, respectively, a decrease of $12,000 or 50.0%. During the prior year, the Company began another R&D project consisting of the design and manufacture of an experimental installation for plasma activation of water by generating a plasma discharge in a water stream. The research and development expenditure is dependent on progress made on the development.

Gain on patent assignment

Gain on patent assignment was $0 and $880,000 for the six months ended December 31, 2025 and 2024 as a result of the prior year sale and assignment of certain patents to Desmet. There was no similar transaction during the current year.

Interest expense

Interest expense was $11,000 and $3,000 for the six months ended December 31, 2025 and 2024. During the current period the SBA loan was reconciled and reinstated from delinquent to good standing, resulting in additional interest expense of $8,000 due to curing the delinquency with the SBA.

Net income (loss)

Net loss was $734,000 and net income was $352,000 for the six months ended December 31, 2025 and 2024, respectively, an increase in loss of $1,086,000. The increase in net loss is primarily due to the prior year gain on the patent assignment, the increase in operating expenses, and the decrease in revenue, as discussed above.

Liquidity and Capital Resource

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in accompanying condensed consolidated financial statements, during the six months ended December 31, 2025, the Company incurred loss from operations of $723,000 and used cash in operations of $401,000. In addition, we had an stockholders’ deficit of $248,000 as of December 31, 2025. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2025, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the inability of the Company to continue as a going concern.

As of December 31, 2025, the Company has cash in the amount of $31,000. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management’s plan is to increase revenues by using its Reserved Grant Back License to apply the technology to; (i) water and wastewater processing, recovery, recycling and purification (including oilfield wastewater) and (ii) manufacture, distillation, brewing, enhancements, sale and marketing of alcoholic beverages, together the Licensed Fields. The Company will have a worldwide, exclusive, transferable and royalty-free license and right to design, build, use, export, improve, sell and market Nano Reactor® devices and Nano Reactor® devices and systems (and products) that incorporate or utilize Nano Reactor® devices, in each case within the Licensed Fields, and to continue to use the Nano Reactor® trademark in connection with its business, systems and products within the Licensed Fields. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company believes it has enough cash to sustain operations through December 31, 2025.

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

Cash Flow

Net cash used in operating activities was $401,000 for the six months ended December 31, 2025 and net cash used in operating activities was $376,000 for the six months ended December 31, 2024. The increase in cash used in operating activities is primarily due to net loss incurred and changes in working capital.

Net cash provided by investing activities amounted to $0 and $880,000 as a result of the prior year proceeds received from the assignment of patents to Desmet. There was no similar transaction during the current year.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of December 31, 2025 the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the second quarter of fiscal 2026 that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 9, 2025, we sold 5,769,400 units to accredited investors, each unit consisting of one share of common stock and one five-year warrant exercisable for a share of common stock at $0.06. Ther gross proceeds realized on the sale was $173,000.

Between October 25, 2025 and October 31, 2025, we issued an aggregate of 3,300,000 shares of common stock to various consultants for consulting work to be performed for a one-year term. The common stock issued was valued at fair market value on the grant date at $244,000.

On November 25, 2025, certain warrant holders exercised warrants on a cashless basis for 8,700,000 shares with an exercise price of $0.013 per share and warrants for a further 5,000,000 shares with an exercise price of $0.016 per share, resulting in the issue of 11,495,000 shares of common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURE	TITLE	DATE

/s/ N. Voloshin	President; Member of Board of Directors	February 17, 2026
N. Voloshin	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	February 17, 2026
N. Voloshin	(Principal Financial Officer)

