Form 10-Q
period 2026-03-31
Cavitation Technologies, Inc.
filed 2026-05-20
CIK 1376793

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026, the issuer had 309,720,740 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	June 30, 2025
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$45,000	$249,000
Accounts receivable	3,000	10,000
Prepaid expenses	7,000	27,000
Total current assets	55,000	286,000

Other assets	11,000	11,000
Total assets	$66,000	$297,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$246,000	$78,000
Promissory notes payable – Related party	91,000	–
Convertible notes payable, net of discount	28,000	–
Derivative liability	18,000	–
Total current liabilities	383,000	78,000

Note payable, non-current	150,000	150,000
Total liabilities	533,000	228,000

Commitments and contingencies (Note 8)	–	–

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and June 30, 2025	–	–
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 309,720,740 and 289,156,340 shares issued and outstanding as of March 31, 2026 and June 30, 2025, respectively	310,000	289,000
Additional paid-in capital	27,136,000	26,740,000
Accumulated deficit	(27,913,000)	(26,960,000)
Total stockholders' equity (deficit)	(467,000)	69,000
Total liabilities and stockholders' equity (deficit)	$66,000	$297,000

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

AS OF MARCH 31, 2026 AND 2025

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$3,000	$122,000	$6,000	$198,000

Cost of revenue	–	(25,000)	–	(38,000)
Gross profit	3,000	97,000	6,000	160,000

General and administrative expenses	234,000	283,000	949,000	847,000
Research and development expenses	–	42,000	11,000	66,000
Total operating expenses	234,000	325,000	960,000	913,000

Loss from operations	(231,000)	(228,000)	(954,000)	(753,000)

Other Income (expense)
Gain on patent assignment	–	–	–	880,000
Interest expense	(3,000)	(2,000)	(14,000)	(5,000)
Discount amortization	(5,000)	–	(5,000)	–
Change in fair value of derivative liability	20,000	–	20,000	–
Net income (loss)	$(219,000)	$(230,000)	$(953,000)	$122,000

Net income (loss) per share, Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average shares outstanding, Basic and diluted	309,720,740	286,467,487	299,947,494	285,005,058

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (Unaudited)
AS OF MARCH 31, 2026 AND 2025

	Three Months Ended March 31, 2026 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2025	309,720,740	$310,000	$27,136,000	$(27,694,000)	$(248,000)
Net loss	–	–	–	(219,000)	(219,000)
Balance at March 31, 2026	309,720,740	$310,000	$27,136,000	$(27,913,000)	$(467,000)

	Nine Months Ended March 31, 2026 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2025	289,156,340	$289,000	$26,740,000	$(26,960,000)	$69,000
Proceeds from sale of common stock units	5,769,400	6,000	167,000	–	173,000
Fair value of common stock issued for services	3,300,000	3,000	241,000	–	244,000
Cashless exercise of warrants	11,495,000	12,000	(12,000)	–	–
Net loss	–	–	–	(953,000)	(953,000)
Balance at March 31, 2026	309,720,740	$310,000	$27,136,000	$(27,913,000)	$(467,000)

	Three Months Ended March 31, 2025 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2024	284,289,740	$284,000	$26,188,000	$(26,495,000)	$(23,000)
Fair value of warrants granted for services	–	–	90,000	–	90,000
Fair value of common stock issued to settle accrued payroll and payroll taxes – related parties	4,666,600	5,000	88,000	–	93,000
Fair value of warrants issued to settle accrued payroll and payroll taxes – related parties	–	–	100,000	–	100,000
Extinguishment of accrued payroll and payroll taxes – related parties treated as contribution of capital	–	–	269,000	–	269,000
Net loss	–	–	–	(230,000)	(230,000)
Balance at March 31, 2025	288,956,340	$289,000	$26,735,000	$(26,725,000)	$299,000

	Nine Months Ended March 31, 2025 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2024	284,289,740	$284,000	$26,083,000	$(26,847,000)	$(480,000)
Fair value of warrants granted for services	–	–	195,000	–	195,000
Fair value of common stock issued to settle accrued payroll and payroll taxes – related parties	4,666,600	5,000	88,000	–	93,000
Fair value of warrants issued to settle accrued payroll and payroll taxes – related parties	–	–	100,000	–	100,000
Extinguishment of accrued payroll and payroll taxes – related parties treated as contribution of capital	–	–	269,000	–	269,000
Net income	–	–	–	122,000	122,000
Balance at March 31, 2025	288,956,340	$289,000	$26,735,000	$(26,725,000)	$299,000

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended March 31,
	2026	2025
Operating activities:
Net income (loss)	$(953,000)	$122,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Debt discount amortization	5,000	–
Change in fair value of derivative liability	(20,000)	–
Fair value of common stock issued for services	244,000	–
Fair value of warrants granted for services	–	195,000
Gain on patent assignment	–	(880,000)
Effect of changes in:
Accounts receivable	6,000	(122,000)
Prepaid expenses	20,000	5,000
Operating lease right of use asset	–	42,000
Accounts payable and accrued expenses	171,000	12,000
Accrued payroll and payroll taxes – related parties	–	48,000
Operating lease liability	–	(46,000)
Net cash used in operating activities	(527,000)	(624,000)

Investing activities:
Proceeds from patent assignment	–	880,000
Net cash provided by investing activities	–	880,000

Financing activities:
Proceeds from convertible note payable	60,000	–
Proceeds from common stock units	173,000	–
Proceeds from note payable	90,000	–
Repayment of note payable	–	(3,000)
Net cash provided by (used in) financing activities	323,000	(3,000)

Net (decrease) increase in cash and cash equivalents	(204,000)	253,000

Cash and cash equivalents, beginning of period	249,000	179,000
Cash and cash equivalents, end of period	$45,000	$432,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,000	$5,000
Cash paid for income taxes	$–	$–

Supplemental disclosures of non-cash transactions:
Conversion feature of convertible notes payable accounted as derivative liability	$38,000	$–
Fair value of common stock and warrants granted to settle accrued payroll and payroll taxes - related parties	$–	$462,000

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nine months ended March 31, 2026 and 2025

Note 1 – Organization and Summary of Significant Accounting Policies

Cavitation Technologies, Inc. (“the Company,” “CTi,” “we,” “us,” “CVAT,” and “our”) is a Nevada corporation originally incorporated in January 2007 under the name Bio Energy, Inc. The Company had originally developed, patented, and commercialized proprietary technology, which has subsequently been sold to Desmet Ballestra in October 2024, pursuant to a patent assignment and license back agreement.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the nine months ended March 31, 2026, the Company incurred loss from operations of $954,000 used cash in operations of $527,000 and had stockholders’ deficit of $467,000 as of March 31, 2026. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2025, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result from an inability of the Company to continue as a going concern.

As of March 31, 2026, the Company has cash in the amount of $45,000. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management’s plan is to increase revenues by using its Reserved Grant Back License to apply the technology to; (i) water and wastewater processing, recovery, recycling and purification (including oilfield wastewater) and (ii) manufacture, distillation, brewing, enhancements, sale and marketing of alcoholic beverages, together the Licensed Fields. The Company has a worldwide, exclusive, transferable and royalty-free license and right to design, build, use, export, improve, sell and market Nano Reactor® devices and Nano Reactor® devices and systems (and products) that incorporate or utilize Nano Reactor® devices, in each case within the Licensed Fields, and to continue to use the Nano Reactor® trademark in connection with its business, systems and products within the Licensed Fields. In addition, the Company will continue to develop its (i) water treatment and remediation in the Permian Basin; (ii) water remediation and disinfection in agriculture; (iii) business venture with Alchemy Beverages, Inc. to develop a smart home kitchen appliance for alcoholic beverages; and (iv) hydro plasma technology in order generate revenues and sustain operations. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company believes it has enough cash and access to cash to sustain operations through June, 2026.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. Significant estimates include valuation allowance for deferred tax assets, accruals of potential liabilities, calculations to derivative financial instruments and assumptions used in valuing our stock warrants, among other items. Actual results could differ from these estimates.

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

In addition, the Company also recognizes revenues from short term rental of nano reactors. Rental revenue is recognized over the term of the agreement and when collectability is certain. During the three- and nine-month period ended March 31, 2026, the Company recognized revenues of $6,000 pursuant to a short term rental agreement with a customer.

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

As of March 31, 2026 and June 30, 2025, the carrying value of certain accounts such as accounts receivable, accounts payable, accrued expenses and accrued payroll approximate their fair value due to the short-term nature of such instruments. The carrying value of our note payable approximate their fair value due to interest rate of the note.

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of March 31, 2026:

	March 31, 2026
Liabilities:	Level 1	Level 2	Level 3	Total
Derivative liability – convertible note conversion options	$–	$–	$18,000	$18,000

Advertising Costs

Advertising costs, including marketing expense, incurred in the normal course of operations are expensed as incurred. Advertising expenses amounted to $12,000 and $10,000 for the nine months ended March 31, 2026 and 2025 respectively and was reported as part of General and administrative expenses in the accompanying Consolidated Statements of Operations.

Research and Development Costs

Research and development expenses relate primarily to the development, design, testing of preproduction prototypes and models, compensation, and consulting fees related to the Company’s cold plasma technology and are expensed as incurred. Total research and development costs recorded during the nine months ended March 31, 2026 and 2025 amounted to $11,000 and $66,000, respectively.

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

There were no adjustments to net income (loss) required for purposes of computing diluted earnings per share. At March 31, 2026 and 2025 the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of its diluted earnings per share, as their effect would have been anti-dilutive as the exercise price of these warrants were greater than the stock price of the Company common stock.

	March 31, 2026	March 31, 2025
Warrants	35,341,323	49,041,323
Convertible note	1,270,708	–
	36,612,031	49,041,323

Concentrations

During the nine months ended March 31, 2025, we recorded 100% of our revenue from one customer (Desmet Belgium).

As of March 31, 2026, three vendors accounted for 21%, 20% and 13% of the Company’s accounts payable. As of June 30, 2025, two vendors accounted for 68% and 21% of the Company’s accounts payable.

At March 31, 2026 and June 30, 2025, we had receivables of $3,000 and $10,000 from one customer, respectively.

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

Note 2 – Promissory Notes payable – Related party

	March 31,	June 30,
	2026	2025

8% promissory note payable	$90,000	$–
Accrued interest	1,000	–
Net	$91,000	$–

Between January 9, 2026 and March 30, 2026, the Company entered into four promissory note agreements with an entity associated with the Company’s CEO, wherein the entity advanced the Company an aggregate of $90,000 to fund operations. The promissory notes are unsecured, bear interest at 8% per annum and mature six months after advance.

Note 3– Convertible Notes Payable

	March 31,	June 30,
	2026	2025

8% convertible note payable	$60,000	$–
Accrued interest	1,000	–
Debt discount	(33,000)	–
Net	$28,000	$–

On December 5, 2025, January 15, 2026 and January 30, 2026, Xyra Corp., the Company’s wholly owned subsidiary issued three one-year convertible notes, amounting to $60,000, with maturity dates from December 5, 2026 to January 30, 2027, with a coupon of 8% to accredited investors. The Company, prior to the maturity date, has the option to extend the maturity date of the note by an additional six months. The note may be prepaid at any time without penalty.

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

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the conversion options should be accounted as a derivative liability since it does not have an explicit limit to the number of shares to be delivered upon settlement of the conversion option (see Note 5). The cumulative fair value of the derivative liability upon issuance of the convertible notes payable at issuance date amounted to $38,000, and accounted as a debt discount, which is being amortized to interest expense over the term of the corresponding notes payable.

Note 4 – Note Payable

	March 31,	June 30,
	2026	2025
Note payable - EIDL	$150,000	$150,000

In July 2020, the Company received a loan of $150,000 from the SBA under its Economic Injury Disaster Loan (EIDL) assistance program. The EIDL loan is payable over 30 years, bears interest at a rate of 3.75% per annum and secured by all tangible and intangible property of the Company. Pursuant to the Company’s agreement with the SBA in the prior year that cured prior payment defaults and past due balances, monthly installment payments are first being applied to accrued and unpaid interest. As of March 31, 2026 and June 30, 2025, the outstanding balance of the note payable was $150,000 and $150,000, respectively.

Note 5 – Derivative Liability

On December 2, 2025, January 15, 2026 and January 30, 2026, the Company issued convertible notes payable whose conversion options are being accounted as a derivative liability pursuant to ASC 815, Derivatives and Hedging (see Note 2). The derivative liability is remeasured to fair value at each reporting period, and the change in the fair value is recognized in earnings in the accompanying statements of operations. The Company estimated the fair value of the conversion option derivative liability using a variable option pricing model. The fair value of the derivative liability at December 31, 2025 and March 31, 2026 was $7,000 and $18,000, respectively.

The following table provides a roll-forward of the derivative liability measured at fair value on a recurring basis using unobservable level 3 inputs for the period ended March 31, 2026, as follows:

Fair Value of Derivative Liability
At issuance, December 5, 2025, January 15, 2026 and January 30, 2026	$38,000
Change in fair value of derivative liability	(20,000)
March 31, 2026	$18,000

The following are the average inputs used by the Company in the valuation of the derivative liability:

Stock price	$0.03 to 0.08
Risk free interest rate	3.48% to 3.70%
Expected volatility	174.5% to 236.5%
Expected life in months	12
Number of common stock issuable	1,206,140 to 1,270,708

Note 6 – Stockholders’ Deficit

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

Warrants

See warrant activity under common stock above.

A summary of the Company’s warrant activity as of March 31, 2026 is as follows:

	Warrants	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)

Outstanding at June 30, 2025	49,041,323	$0.053	2.81
- Granted	5,769,400	0.060	5.00
- Exercised	(13,700,000)	0.014	0.71
- Expired/retired	(5,769,400)	0.090	3.98
Outstanding at March 31, 2026	35,341,323	$0.063	2.11

As of March 31, 2026, the intrinsic value of these stock purchase warrants amounted to $61,300.

The following table summarizes additional information concerning warrants outstanding and exercisable at March 31, 2026:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.013	2,000,000	3.64	$0.013	2,000,000	3.64
$0.017	4,500,000	3.92	0.017	4,500,000	3.92
$0.030	5,000,000	3.76	0.030	5,000,000	3.76
$0.060	5,769,400	4.53	0.060	5,769,400	4.53
$0.090	18,071,923	0.26	0.090	18,071,923	0.26
	35,341,323	2.11	$0.063	35,341,323	2.11

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

The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$3,000	$122,000	$6,000	$198,000

Cost of revenue	–	(25,000)	–	(38,000)
Gross profit	3,000	97,000	6,000	160,000

Research and development expenses	–	42,000	11,000	66,000
Salaries	121,000	117,000	367,000	352,000
Share based compensation	–	90,000	244,000	195,000
Consulting fees	50,000	12,000	95,000	51,000
Professional fees	28,000	31,000	110,000	148,000
Rent expense	9,000	8,000	26,000	20,000
Travel expense	2,000	6,000	27,000	18,000
Other operating expenses	24,000	19,000	80,000	63,000
Total operating expenses	234,000	325,000	960,000	913,000

Net operating loss	(231,000)	(228,000)	(954,000)	(753,000)
Gain on patent assignment	–	–	–	880,000
Interest expense	(3,000)	(2,000)	(14,000)	(5,000)
Discount amortization	(5,000)	–	(5,000)	–
Change in fair value of derivative liability	20,000	–	20,000	–
Net Income (loss)	$(219,000)	$(230,000)	$(953,000)	$122,000

Note 8 – Commitment and Contingencies

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, there are no such legal proceedings that are pending against the Company or that involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on the Company’s business or financial condition.

Note 9 – Subsequent Events

On March 30, 2026, the company received a Letter of Intent (“LOI”) from European Guarantee Services S.à.r.l. (“EGS”), a Luxembourg-based firm acting on behalf of a select group of high-net-worth individuals, family offices, and strategic capital partners, for the acquisition of all issued and outstanding shares of the Company and its partially-owned affiliates, Alchemy Beverages Inc. and XYRA Corp. The Company’s Board of Directors approved a resolution to countersign the LOI on March 30, 2026.

EGS proposes to acquire 100% of all issued and outstanding shares of CVAT and its affiliates in an all-cash transaction. The LOI defines a strategic valuation for CVAT in the range of $40–$42 million, which translates to an approximate price of $0.13 per share on a fully diluted basis. This valuation is subject to due diligence and the negotiation of certain terms and conditions, which will be incorporated in a definitive transaction agreement.

The proposed transaction is subject to several conditions, including: (i) the satisfactory completion of due diligence by EGS, which will include a thorough review of the Company's intellectual property, including all patents, copyrights, and licensing agreements; (ii) the negotiation and execution of a definitive transaction agreement; (iii) the Company’s Board of Directors obtaining a fairness opinion from an independent financial advisor to satisfy its fiduciary duty to the shareholders; (iv) the distribution of a proxy statement to the Company shareholders and the receipt of shareholder approval in accordance with Nevada Corporation Law; and (v) clearance by applicable U.S. federal and state regulatory authorities, which may include a review by the Committee on Foreign Investment in the United States (CFIUS).

As a binding condition of the LOI, EGS was required to deliver documentary proof of funds within ten (10) calendar days. Failing which the LOI would automatically lapse and expire. The LOI also includes a binding 60-day exclusivity period, during which the Company has agreed not to solicit or enter into discussions with third parties regarding any competing acquisition proposals. The LOI expires at 5:00 p.m. PST on August 1, 2026, unless extended by mutual written agreement or terminated earlier in accordance with its terms.

On April 8, 2026, the Company received documentary proof of funds from European Guarantee Services S.à.r.l. (“EGS”) in connection with the LOI for a proposed all-cash acquisition of the Company.

Other than disclosed above, the Company evaluated subsequent events for their potential impact on the condensed consolidated financial statements and disclosures through the date the condensed consolidated financial statements were issued and determined that no additional subsequent events occurred that were reasonably expected to impact the condensed consolidated financial statements presented herein.

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

Results of Operations for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

The following is a comparison of our results of operations for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended
	March 31,
	2026	2025	$ Change	% Change

Revenue	$3,000	$122,000	$(119,000)	(97.5)%
Cost of revenue	–	(25,000)	25,000	100.0%
Gross profit	3,000	97,000	(94,000)	(96.9)%

General and administrative expenses	234,000	283,000	(49,000)	(17.3)%
Research and development expenses	–	42,000	(42,000)	(100.0)%
Total operating expenses	234,000	325,000	(91,000)	(28.0)%
Loss from operations	(231,000)	(228,000)	(3,000)	1.3%
Interest expense	(3,000)	(2,000)	(1,000)	50.0%
Discount amortization	(5,000)		(5,000)	(100.0)%
Change in fair value of derivative liability	20,000		20,000	100.0%
Net loss	$(219,000)	$(230,000)	$11,000	(4.8)%

Revenue

The Company generated revenues from the sale of the Nano Reactor® to customers/distributor. Additionally, the Company generates revenues from its equity method investment, specifically fees from usage of reactors or usage fees.

Revenue was $3,000 and $122,000 for the three months ended March 31, 2026, and 2025, respectively, a decrease of $119,000 or 97.5%. In the prior year, the Company delivered one purchase order placed prior to the assignment of our vegetable oil refining patents to Desmet.

Cost of revenue

Cost of revenue was $0 and $25,000 for the three months ended March 31, 2026 and 2025, respectively, a decrease of $25,000 or 100.0%. The decrease is directly related to the decrease in revenue, as discussed above.

General and administrative expenses

General and administrative expenses was $234,000 and $283,000 for the three months ended March 31, 2026, and 2025, respectively, a decrease of $49,000 or 17.3%. The decrease is primarily due to the following:

•	Stock compensation decreased by $90,000. In the prior year warrants were issued to three consultants,
•	Professional fees decreased by $6,000, primarily due to a decrease in legal related expenses,
•	Travel expenses decreased by $3,000 primarily due to less promotional trips undertaken during the current year,
•	Consulting fees increased by $38,000 primarily due to consulting fees incurred in Xyra Corporation during the current year,
•	Payroll expenses increased by $4,000 due to slight salary increases to our employees,
•	The aggregate of all other expenses increased by $8,000, the increase in these expenses are individually insignificant.

Research and development expenses

Research and development expenses was $0 and $42,000 for the three months ended March 31, 2026 and 2025, respectively, a decrease of $42,000 or 100.0%. During the prior year, the Company began another R&D project consisting of the design and manufacture of an experimental installation for plasma activation of water by generating a plasma discharge in a water stream. The research and development expenditure is dependent on progress made on the development.

Interest expense

Interest expense was $3,000 and $2,000 for the three months ended March 31, 2026 and 2025, the increase is primarily related to interest incurred on convertible notes and related party notes advanced to the Company.

Discount amortization

Discount amortization was $5,000 and $0 for the three months ended March 31, 2026 and 2025, the increase is primarily related to the valuation of the derivative conversion feature on the convertible notes payable issued during the current year and the subsequent amortization of the value of the conversion feature over the life of the convertible notes. There was no similar transaction in the prior period.

Change in fair value of derivative liability

The change in fair value of derivative liability was $20,000 and $0 for the three months ended March 31, 2026 and 2025, the increase is primarily related to the valuation of the derivative conversion feature on the convertible notes payable issued during the current year and the subsequent mark-to-market of these derivative liabilities at our reporting period end. There was no similar transaction in the prior period.

Net loss

Net loss was $219,000 and $230,000 for the three months ended March 31, 2026 and 2025, respectively, a decrease in loss of $11,000. The decrease in net loss is primarily due to the decrease in gross profit, offset by a decrease in operating expenses, research and development expenses and the mark-to-market derivative liability movements, as discussed above.

Results of Operations for the Nine Months Ended March 31, 2026 compared to the Nine Months Ended March 31, 2025

The following is a comparison of our results of operations for the nine months ended March 31, 2026 and 2025.

	For the Nine Months Ended
	March 31,
	2026	2025	$ Change	% Change

Revenue	$6,000	$198,000	$(192,000)	(97.0)%
Cost of revenue	–	(38,000)	38,000	100.0%
Gross profit	6,000	160,000	(154,000)	(96.3)%

General and administrative expenses	949,000	847,000	102,000	12.0%
Research and development expenses	11,000	66,000	(55,000)	(83.3)%
Total operating expenses	960,000	913,000	47,000	5.1%
Loss from operations	(954,000)	(753,000)	(201,000)	26.7%
Gain on patent assignment	–	880,000	(880,000)	(100)%
Interest expense	(14,000)	(5,000)	(9,000)	180%
Discount amortization	(5,000)	–	(5,000)	(100.0)%
Change in fair value of derivative liability	20,000	–	20,000	100.0%
Net income (loss)	$(953,000)	$122,000	$(1,075,000)	(881.1)%

Revenue

The Company generated revenues from the sale of the Nano Reactor® to customers/distributor. Additionally, the Company generates revenues from its equity method investment, specifically fees from usage of reactors or usage fees.

Revenue was $6,000 and $198,000 for the nine months ended March 31, 2026, and 2025, respectively, a decrease of $192,000 or 97.0%. In the prior year, the Company delivered one purchase order placed prior to the assignment of our vegetable oil refining patents to Desmet.

Cost of revenue

Cost of revenue was $0 and $38,000 for the nine months ended March 31, 2026 and 2025, respectively, a decrease of $38,000 or 100.0%. The decrease is directly related to the decrease in revenue, as discussed above.

General and administrative expenses

General and administrative expenses was $949,000 and $847,000 for the nine months ended March 31, 2026, and 2025, respectively, an increase of $102,000 or 12.0%. The increase is primarily due to the following:

•	Stock compensation increased by $49,000. The current year stock compensation related to the fair value of common stock issued to certain consultants. In the prior year warrants were issued to the Company’s employees and a consultant,
•	Consulting fees increased by $63,000 primarily due to consulting fees incurred in our new subsidiary Xyra Corp and the development of our plasma technology,
•	Payroll expenses increased by $16,000 due to slight inflation related payroll increases over the prior year,
•	Professional fees decreased by $43,000, primarily due to a decrease in legal fees of $57,000 related to a reduction in patent attorney expenses, offset by an increase in audit fees of $14,000.
•	The aggregate of all other expenses increased by $17,000, the increase in these expenses are individually insignificant.

Research and development expenses

Research and development expenses was $11,000 and $66,000 for the nine months ended March 31, 2026 and 2025, respectively, a decrease of $55,000 or 83.3%. During the prior year, the Company began another R&D project consisting of the design and manufacture of an experimental installation for plasma activation of water by generating a plasma discharge in a water stream. The research and development expenditure is dependent on progress made on the development.

Gain on patent assignment

Gain on patent assignment was $0 and $880,000 for the nine months ended March 31, 2026 and 2025 as a result of the prior year sale and assignment of certain patents to Desmet. There was no similar transaction during the current year.

Interest expense

Interest expense was $14,000 and $5,000 for the nine months ended March 31, 2026 and 2025. The increase was due to issuance of notes payable during the current period with average interest rate of 8% per annum.

Discount amortization

Discount amortization was $5,000 and $0 for the nine months ended March 31, 2026 and 2025, the increase is primarily related to the valuation of the derivative conversion feature on the convertible notes payable issued during the current year and the subsequent amortization of the value of the conversion feature over the life of the convertible notes. There was no similar transaction in the prior period.

Change in fair value of derivative liability

Change in fair value of derivative liability was $20,000 and $0 for the nine months ended March 31, 2026 and 2025, the increase is primarily related to the valuation of the derivative conversion feature on the convertible notes payable issued during the current year and the subsequent mark-to-market of these derivative liabilities at our reporting period end. There was no similar transaction in the prior period.

Net income (loss)

Net loss was $953,000 and net income was $122,000 for the nine months ended March 31, 2026 and 2025, respectively, an increase in loss of $1,075,000. The increase in net loss is primarily due to the prior year gain on the patent assignment, the increase in operating expenses, an increase in interest expense and the decrease in revenue, offset by the mark-to-market derivative liability movement, as discussed above.

Liquidity and Capital Resource

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in accompanying condensed consolidated financial statements, during the nine months ended March 31, 2026, the Company incurred loss from operations of $954,000 and used cash in operations of $527,000. In addition, we had a stockholders’ deficit of $467,000 as of March 31, 2026. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2025, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the inability of the Company to continue as a going concern.

As of March 31, 2026, the Company has cash in the amount of $45,000. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management’s plan is to increase revenues by using its Reserved Grant Back License to apply the technology to; (i) water and wastewater processing, recovery, recycling and purification (including oilfield wastewater) and (ii) manufacture, distillation, brewing, enhancements, sale and marketing of alcoholic beverages, together the Licensed Fields. The Company will have a worldwide, exclusive, transferable and royalty-free license and right to design, build, use, export, improve, sell and market Nano Reactor® devices and Nano Reactor® devices and systems (and products) that incorporate or utilize Nano Reactor® devices, in each case within the Licensed Fields, and to continue to use the Nano Reactor® trademark in connection with its business, systems and products within the Licensed Fields. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company believes it has enough cash to sustain operations through June 30, 2026.

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

Cash Flow

Net cash used in operating activities was $527,000 for the nine months ended March 31, 2026 and net cash used in operating activities was $624,000 for the nine months ended March 31, 2026. The decrease in cash used in operating activities is primarily due to changes in working capital and stock based compensation expense.

Net cash provided by investing activities amounted to $0 and $880,000 as a result of the prior year proceeds received from the assignment of patents to Desmet. There was no similar transaction during the current year.

Net cash provided (used) by financing activities amounted to $323,000 and $(3,000). The increase was due to proceeds received from issuance of notes payable and common stock units during the current period with no similar transactions in the prior period.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of March 31, 2026 the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the third quarter of fiscal 2026 that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURE	TITLE	DATE

/s/ N. Voloshin	President; Member of Board of Directors	May 20, 2026
N. Voloshin	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	May 20, 2026
N. Voloshin	(Principal Financial Officer)

