Form 10-K
period 2026-06-30
Cavitation Technologies, Inc.
filed 2026-10-06
CIK 1376793

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FROM THE TRANSITION PERIOD FROM _____ TO _____.

For the fiscal year ended June 30, 2026

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant by reference to the price at which the common equity was last sold, or of the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $14,600,418 as of December 31, 2025 based on the closing price of $0.05 per share and 292,008,350 non-affiliated shares outstanding.

The registrant had 323,820,459 shares of common stock outstanding on September 28, 2026.

DOCUMENTS INCORPORATED BY REFERENCE:

None

CAVITATION TECHNOLOGIES, INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED JUNE 30, 2026

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

ii

PART I

ITEM 1.  BUSINESS

Cavitation Technologies, Inc. (referred to herein, unless otherwise indicated, as “the Company,” “CTi,” “we,” “us,” and “our”) is a Nevada corporation originally incorporated under the name Bio Energy, Inc. We are a process and product development firm that has developed, patented, and commercialized environmentally friendly technology-based systems that are designed to serve large, growing, global markets such as renewable fuels, water treatment, wines and spirits enhancement, algae oil extraction, water-oil emulsions and crude oil yield improvement. Our systems are designed to process industrial liquids at a reduced processing time, lower operating cost, improved yield while operating in an environmentally friendly manner. Our patented Nano Reactor® and LPN™ were the critical components of our business and we have generated all of our previous revenue while utilizing these components.

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

On May 14, 2012, we signed a global R&D, Marketing and Technology License Agreement with Desmet Ballestra Group s.a. (Desmet), a Belgian company that is actively marketing the NANO Neutralization® System, the key component of which is our Nano Reactor® to soybean and other vegetable oil refiners. The Agreement provided Desmet (licensee) a limited, exclusive license and right to develop, design and supply our NANO Neutralization® System which incorporates Nano Reactor® devices on a global basis for vegetable oils and fats and oleo chemical applications. The agreement expired in May 2015.

On January 22, 2016, Desmet and the Company executed a new three-year License Agreement on essentially the same terms with the May 2012 agreement that was effective August 1, 2015. As part of the agreement, Desmet provided, under certain conditions, limited monthly advance payments of $50,000 to be applied against gross profit share from future sales. The agreement expired in August 2018.

On October 1, 2018, Desmet and the Company executed a new three-year License Agreement on essentially the same terms with the January 2016 agreement. As part of the agreement, Desmet provided us under certain conditions, limited monthly advances of $50,000 through October 1, 2021, to be applied against gross profit share from future sales. The agreement expired in October 2021.

On October 1, 2021, Desmet and the Company executed a new three-year License Agreement on essentially the same terms with the October 2018 agreement. As part of the agreement, Desmet provided the Company monthly advances of $40,000 through November 1, 2024, that was applied as payment from reactor sales, however, the Company was no longer entitled to gross profit share from future sales. This agreement was terminated and replaced in February 2024.

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

As a result of this agreement, the Company expects that Desmet will start to manufacture the Nano reactors by itself and sale of Nano reactors to Desmet by the Company will significantly be reduced in future periods. We will continue to own and operate a large portfolio of patents and intellectual property rights in applications not related to vegetable oil refining. The following are Management’s plans going forward to generate revenues and sustain the operations of the Company and its current status:

1.	Water Treatment and Remediation in the Permian Basin
2.	Water Remediation and Disinfection in Agriculture
3.	Business Venture with Alchemy Beverages, Inc.
4.	New Technologies: Hydro-Plasma
5.	Non thermal plasma (Xyra Corp.)

1. Water Treatment and Remediation in the Permian Basin

Enviro Watertek, LLC

In April 2019, the Company and Delaware Water Company, LLC (Delaware) formed a limited liability company called Enviro WaterTek LLC (“Enviro” ,“EW”). Enviro is owned 50% by the Company and 50% by Delaware, and the Company accounts for its investment in Enviro under the equity method of accounting. From 2019 to 2024, Enviro had insignificant operations. This agreement covers our first commercial entrance into industrial treatment of produced and frac water. Fracking industry has seen significant growth over the past ten years, reaching daily water consumption volume of over 58 million barrels per day. Our newly designed Low Pressure Nano Reactor (LPN™) was specifically developed to be integrated into produced water treatment system along with our proprietary chemical formulations and has depicted measurable and quantifiable advantages over industry standard processes and equipment. Our agreement with EW provides for sales on LPN™ plus recurring revenue stream based on processing of produced and frac water volumes and utilization. Our agreement with EW has a fifteen-year term.

In March 2020, the global pandemic of COVID-19 had a negative impact on the oil and gas industry worldwide and has consequently impaired our ability to rapidly accelerate LPN™ sales and recurring revenue stream. Our current operations are limited to system trials and have not produced any meaningful revenue. The system has the capacity to treat approximately 17,000 barrels of produced water per day (BPD).

In June 2023, the Company determined that investment in EW was impaired, and as a result, the Company recorded an impairment charge of approximately $1.1 million. There were no transactions during fiscals 2026 and 2025, from sale of reactors and usage fee.

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

On June 29, 2018, we sold Cameo to Alchemy Beverages Inc. (“ABI”). In addition, we have agreed to provide certain licensing rights related to our miniature low pressure nano-reactor (MLPN) to be used in developing and manufacturing of small home appliances to enhance alcoholic beverages. In consideration for this ABI has agreed to issue 19.9% of ABI’s outstanding common shares to us (limited to 20 million shares of ABI). ABI is a private company and in the business of producing and selling alcoholic beverages, equipment, and home appliances. Prior to this agreement, ABI was independent of CTI and had no relation to us nor to our management.

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

ABI is in the process of completing its financial audit, which is estimated to be completed before the end of the first quarter of fiscal 2027, engaging focus groups for Barmuze acceptance, refining marketing and distribution strategies, and securing additional capital for production. The Company also plans on obtaining additional financing in early fiscal 2026

As of June 30, 2026 and the date of this report, ABI has not generated any sales under Cameo brand. The earliest sales and revenue for Barmuze are anticipated in the first half of 2027. Also, ABI is working on creating its own line of alcoholic beverages and licensing of the technology to other brands. For more information, www.alchemybeveragesinc.com and www.barmuze.com.

During fiscals 2026 and 2025, there were no sales or royalties generated pertaining to our agreement with Alchemy Beverages, Inc. The investment in ABI has no value assigned to it, which approximates its fair value.

4. New Technologies: Hydro-Plasma

Along with improving our existing technologies, we have developed Hydro Plasma, an innovative process combining cavitation and cold plasma technology to enhance our water treatment efficiency, which:

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

In order to develop these markets, we may need additional funding and may attempt to raise additional debt and/or equity financing to fund operations and additional working capital. However, there is no assurance that we will be successful in obtaining such financing or obtain sufficient amounts necessary to meet our business needs, or that we will be able to meet our future contractual obligations.

Testing of the technology is currently underway. Upon completion of multiple trials, if successful, sales and revenue are anticipated in the first half of fiscal 2027.

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
Serves as the “brain,” monitoring remittance flows, detecting anomalies, automating Know your Customer (“KYC”) and Anti- Money Laundering (“AML”) and transforming raw transactions into insights.

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

Customers Dependence

We had minimal revenue in fiscal 2026. Prior to entering into the Patent Assignment and License Back Agreement, we sold our industrial capacity Nano Reactor® and Nano Neutralization® System through our strategic partner Desmet and most of our revenue for the fiscal years ended June 30, 2025 was derived from sales of reactors to Desmet. We have generated no revenue pertaining to our licensing agreement with EW in our fiscals 2026 and 2025.

Sources and availability of raw materials and the names of principal suppliers

We have historically sourced reactor components from various domestic and international suppliers. We do not have any long-term contracts, agreements, or commitments with any supplier. We believe it would take approximately 30 days to find a new supplier, if necessary.

Competition

Our competitors in produced and frac water treatment application range from local service providers to multi-national global corporations with considerable financial resources, engineering expertise, established and proven technologies. We believe that LPN™ is a conceptually new technology that has not been introduced in the field of water treatment applications. LPN™ has demonstrated exceptional results in treating produced and frac water commercially, significantly reducing the usage of hazardous chemicals during the process, meanwhile, achieving desirable water quality for industrial re-use or disposal, although, the acceptance of the technology has been slow.

Patents

As of June 30, 2026, our portfolio of patents included 16 issued patents in the United States and 11 issued patents internationally. Our patents cover multiple processes and applications of our technology in vegetable oil refining, production of biodiesel, treatment of process and industrial water, upgrade of hydrocarbons and enhancing of alcoholic beverages. In October 2024, we assigned our patents relating to vegetable oil refining to Desmet for a cash consideration of $880,000.

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

Royalty Agreements

On July 1, 2008, our wholly owned subsidiary entered into Patent Assignment Agreements with two parties, our former President as well as former Chief Executive Officer (CEO) who currently serves as our Technology Senior Manager, where certain devices and methods involved in our hydrodynamic cavitation processes invented by the former President and former CEO/current Technology Senior Manager have been assigned to the subsidiary. In exchange, that subsidiary agreed to pay a royalty of 5% of gross revenues to each of the former President and former CEO/current Technology Senior Manager for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assumed by us on May 13, 2010, from our subsidiary. Our former CEO/current Technology Senior Manager and former President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2026.

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

Employees

As of June 30, 2026, we had two full-time employees and had engaged several consultants and independent contractors over the past year. Members of our technical team are comprised of experienced professionals who are chemists, civil, chemical, and mechanical engineers with expertise in hydrodynamic cavitation, nano technology and water treatment. These individuals hold degrees in Civil, Chemical, and Mechanical Engineering.

Research and Development Expenditures

During the fiscal years ended June 30, 2026 and 2025, we spent $11,000 and $95,000, respectively, on research and development activities.

ITEM 1A.  RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY

Risk management and strategy

The manner in which we store and/or transmit sensitive data in connection with our research and development and our day-to-day operations is an important part of how we operate and plan to operate. We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees and violation of data privacy or security laws.

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

Governance overview

Due to the nature of our operation and the limited number of personnel and management, we do not have a dedicated cyber leadership role. Our principal executive officer is involved in all aspects of our operations and will report any cybersecurity instances to the board of directors. Third parties outside of the entity will be used in any remediation efforts of required.

We have not experienced any historical cyber incidents.

ITEM 2.  PROPERTIES

Our corporate headquarter is located in Chatsworth, California, in an approximately 5,000 square foot facility, which includes office space and an area to conduct research and development. Our lease agreement for this property ended in January 2025. We continue leasing this property on a month-to-month basis. Our monthly rent payments approximate $7,000. We do not anticipate any material difficulties in securing replacement facilities on commercially reasonable terms, should the need arise.

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

Holders

As of September 28, 2026, there were 1,031 holders of record of our common stock. This does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.

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

Tender Offer

On August 14, 2026, we entered into a definitive tender offer agreement (the “Agreement”) with European Guarantee Services S.à.r.l. (“Purchaser”), pursuant to which the Purchaser agreed to acquire or seek to acquire all of the outstanding shares of our common stock (the “CTI Shares”) for a total purchase price of $35 million in cash (less certain indebtedness and our accrued liabilities) (the “Net Price”). Under the Agreement, the Purchaser will commence an offer to purchase the CTI Shares (the “Offer”) within 10 business days after the TO has met the regulatory requirements of the SEC and will remain open during an offer period of at least 60 business days to give shareholders an opportunity to review this Agreement, the Offer and the offer documents.

Under the Agreement, the Offer will contain an Initial Offer Price per Share determined by dividing the Net Price by the total number of CTI Shares outstanding as of the date of the Agreement. However, the Initial Offer Price will be subject to adjustment and a Final Offer Price per Share will be determined based on the total number of CTI Shares outstanding as of a Record Date, a date that is 45 business days after the commencement of the Offer. The Final Offer Price will be included in an amended Offer and offer documents that will be filed with the SEC and disseminated to our shareholders. Following a determination of the Final Offer Price and dissemination of the amended Offer to our shareholders, the Purchaser will extend the offer period as may be necessary in order to give shareholders at least 30 business days to review the amended Offer, the Final Offer Price, and a final recommendation issued by the Company’s board of directors before the offer period during which shareholders may tender their Shares pursuant to the amended Offer (as extended) expires.

The Agreement contains both customary and special customary representations, and warranties of the parties and sets forth, in Annex I to the Agreement, a list of the conditions (the “Offer Conditions”) that must be satisfied or waived by Purchaser before the Purchaser becomes obligated to purchase Shares that are tendered pursuant to the amended Offer. These Offer Conditions may be summarized as follows:

1.	Purchaser will have acquired shares of common stock of Alchemy Beverages Inc. (“ABI”), a private Delaware corporation in which the Company owns about 17% of the outstanding shares of common stock in ABI (the “ABI Shares”), pursuant to a separate tender offer that will be made by Purchaser for ABI Shares under a separate tender offer agreement executed between ABI and Purchaser;

2.	Our Shareholders will have tendered a sufficient number of CTI Shares to the amended Offer that will enable Purchaser, together with any CTI Shares previously purchased by Purchaser and its affiliates or investors, to acquire at least 90% of the CTI Shares outstanding as of the Record Date;

3.	No action has been taken by any government entity to restrain or prohibit the consummation of Purchaser’s acquisition of CTI Shares tendered pursuant to the amended Offer;

4.	No termination of the Agreement in accordance with the terms thereof will have occurred;

5.	The representations and warranties given by us as of the date of the Agreement shall be true and correct, and we will have performed our covenants under the Agreement, in each case for any discrepancy or failure that, individually or in the aggregate, will not have a material adverse effect on the transaction;

6.	No adverse material effect, as defined in the Agreement, will have occurred; and

7.	The Parties will have submitted this Agreement, the offer documents and other information to the Committee on Foreign Investment in the United States (“CFIUS”) for review in accordance with U.S. laws and regulations and CFIUS, upon the conclusion of the review period, or any investigation into the transaction, will have taken adverse action to block the transactions under the Agreement.

Following the expiration of the offer period (as may be extended), and subject to the satisfaction, or waiver by Purchaser, of the Offer Conditions, the Agreement provides that Purchaser will acquire, at the Final Offer Price, all of the outstanding CTI Shares that are tendered pursuant to the amended Offer (and not validly withdrawn).

Neither this Agreement nor the cash tender offer for the CTI Shares that will be made by Purchaser under the terms of the Agreement will require the prior approval of our shareholders. The proposed transaction remains subject to regulatory review and approval and has not yet been finalized or consummated.

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

During the year ended June 30, 2026, we recorded revenue of $3,000 and incurred a net loss of $1,404,000.

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

As a result of this agreement, the Company expects that Desmet will start to manufacture the Nano reactors by itself and sale of Nano reactors to Desmet by the Company will significantly be reduced in future periods.  We will continue to own and operate a large portfolio of patents and intellectual property rights in applications not related to vegetable oil refining. The following are Management’s plans going forward to generate revenues and sustain the operations of the Company and its current status:

1.	Water Treatment and Remediation in the Permian Basin
2.	Water Remediation and Disinfection in Agriculture
3.	Business Venture with Alchemy Beverages, Inc.
4.	New Technologies: Hydro-Plasma
5.	Non thermal plasma (Xyra Corp.)

During the year ended June 30, 2026, we generated a net loss of $1,404,000 and utilized cash in our operations of $755,000. As of June 30, 2026, we have a working capital deficit of $554,000 and a stockholders’ deficit of $693,000.

Management plans to generate revenues in future from the commercial applications of the new technologies discussed above.

Previously we generated revenues from licensing fees and from the sale of reactors from our previous agreements with Desmet Belgium (previously Desmet Ballestra).

During the year ended June 30, 2026, we recognized revenues from demonstration of reactors of $3,000. These funds are not sufficient to fund operational expenses on monthly basis. We anticipate that we will generate revenues from the new technologies and additional markets identified above.

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

Revenue from sale of our Nano Reactor® and LPN™ was recognized when products were shipped from our manufacturing facilities as this was our sole performance obligation under these contracts and we had no continuing obligation to the customer.

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

Certain convertible notes have a variable priced conversion feature which qualifies as a derivative liability which is valued using a variable option pricing model using level 3 inputs. The Company’s derivative liabilities are adjusted to reflect fair value at each reporting date, with any increase or decrease in the fair value being recorded in the statement of operations.

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

Results of Operations

Below is a summary comparing fiscal 2026 and fiscal 2025.

	For the Years Ended
	June 30,
	2026	2025	$ Change	% Change

Revenue	$3,000	$203,000	$(200,000)	(98.5)
Cost of revenue	–	(38,000)	38,000	100.0
Gross profit	3,000	165,000	(162,000)	(98.2)

General and administrative expenses	1,380,000	1,057,000	323,000	30.6
Research and development expenses	11,000	95,000	(84,000)	(88.4)
Total operating expenses	1,391,000	1,152,000	239,000	20.7

Loss from operations	(1,388,000)	(987,000)	(401,000)	40.6

Gain on patent assignment	–	880,000	(880,000)	(100.0)
Interest and other expense, net	(40,000)	(6,000)	(34,000)	(566.7)
Change in fair value of derivative liability	24,000	–	24,000	100.0
Net loss	$(1,404,000)	$(113,000)	$(1,291,000)	(1,142.5)

Revenue

The Company generated revenues from the sale of the Nano Reactor® to customers/distributor. Additionally, the Company generates revenues from short term rental of nano reactors.

Revenue was $3,000 and $203,000 for the years ended June 30, 2026, and 2025, respectively, a decrease of $200,000 or 98.5%. Revenue for the current year represented income received for the rental of a nano reactor to one customer. In the prior year, the Company completed and delivered one purchase order placed by Desmet prior to the assignment of our vegetable oil refining patents to Desmet.

Cost of Sales

Cost of revenue was $0 and $38,000 for the years ended June 30, 2026 and 2025, respectively, a decrease of $38,000 or 100.0%. In the current year, no sales of reactors took place. In the prior year the cost of sales related to the sale of reactors to third parties.

General and administrative expenses

General and administrative expenses increased by $323,000 or 30.6%. The increase is primarily attributable to the following:

•	Stock based compensation increased by $193,000. In the current year common stock was awarded to various consultants who aided in the development of new products and markets and for assistance in the tender offer process, discussed above. In the prior year common stock purchase warrants granted to certain of the Company’s employees and consultants and common stock issued to consultants for services rendered,
•	Consulting fees increased by $34,000, primarily due to an increase in payments to consultants assisting with the development of new products for the new markets, as discussed above.
•	Travel expenses increased by $26,000 due to an increase in travel by our officer during the current year to promote new products and related to the tender offer currently in progress.
•	Rent expense, net increased by $7,000 due to an increase in the monthly rental rate after the expiration of our term lease, which now operates on a month-to-month basis.
•	Salary expenses increased by $22,000 due to salary earned by our executive officer from our subsidiary, Xyra Corp.
•	Professional fees increased by $3,000 due to an increase in legal fees related to the tender offer and an increase in audit fees , offset by a decrease in patent attorney fees.
•	Other operating expenses increased by $38,000. These expenses consist of numerous individually insignificant expenses.

Research and development expenses

Research and development expenses decreased by $84,000. During the current year, management scaled back research into cold plasma technology due to cash constraints. During the prior year, the Company began another R&D project consisting of the design and manufacture of an experimental installation for plasma activation of water by generating a plasma discharge in a water stream. The research and development expenditure is dependent on progress made on the development.

Gain on patent assignment

Gain on patent assignment was $880,000 for the year ended June 30, 2025 as a result of sale and assignment of certain patents to Desmet in October 2024. There was no similar transaction during the current period.

Interest and other expense, net

Interest and other income (expense), net increased by $34,000. The increase was due to interest accrued on the bridge note, note payable, convertible notes payable and notes payable to related parties, all issued during the current fiscal year and the amortization of debt discount related to the bridge note and convertible note payable. The proceeds received from these notes was used to fund operations during the current fiscal year.

Change in fair value of derivative liability

Change in fair value of derivative liability was $24,000 and $0 for the years ended June 30, 2026 and 2025, the increase is primarily related to the valuation of the conversion feature on the convertible notes payable issued during the current year accounted as derivative liabilities and the subsequent mark-to-market of these derivative liabilities at our reporting period end. There was no similar transaction in the prior period.

Net Loss

Net loss was $1,404,000 and $113,000 for the years ended June 30, 2026 and 2025, respectively, an increase in loss of $1,291,000. The increase in net loss is primarily due to the decrease in revenue, the increase in operating expenses, the prior year gain on the patent assignment, the increase in interest expense, offset by the mark-to-market derivative liability movement, as discussed above.

Liquidity and Capital Resources

Our cash balance at June 30, 2026 and 2025 was $17,000 and $249,000, respectively, a decrease of $232,000, primarily due to the decrease in revenue and the cash used in operating activities of $755,000 not being fully offset by the proceeds of financing operations of $523,000.

We utilized cash of $755,000 to fund operating activities, due to a reduction in revenues and the increase in operating expenses discussed above.

We generated cash of $523,000 in financing activities, primarily from the issuance of common stock units, and the issuance of notes payable, notes payable – related parties and convertible notes payable during the current fiscal year.

Going concern

During the year ended June 30, 2026, the Company incurred net loss of $1,404,000 and used cash in operations of $755,000 and as of June 30, 2026, we had an accumulated deficit of $28,364,000. The Company has had a history of operating losses. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2026 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty to continue as a going concern. The Company does not believe it has enough cash and access to cash to sustain operations through June, 2027.

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

Chatsworth, CA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cavitation Technologies, Inc. (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended June 30, 2026, the Company incurred a net loss and used cash in operations and had a stockholders’ deficit as of that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the board of directors and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments.

Derivative Liability

As discussed in Notes 6 and 7, the Company issued convertible notes payable with a conversion feature that can be adjusted based on the Company’s stock price which results in the conversion feature being recorded as a derivative liability pursuant to ASC 815 for derivatives and hedging. The derivative liabilities were initially recognized at fair value on the respective issuance dates and are subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in earnings.

The Company estimated the fair value of the derivative liability using a variable option pricing model. The valuation requires management to make significant estimates and assumptions, including the expected volatility of the Company's common stock, expected term, risk-free interest rate, expected dividend yield, and, where applicable, assumptions regarding the probability and timing of future events.

We identified the accounting and valuation of the derivative liability as a critical audit matter due to the significant judgements and assumptions used by management. As a result, a high degree of auditor judgement and effort was required in performing audit procedures to evaluate the accounting treatment.

The primary procedures we performed to address this critical audit matter included:

•	Inspection of convertible note agreement and testing Management’s application of the relevant accounting guidance, which included the classification of the conversion feature.
•	Evaluating the valuation model management selected to determine the fair value and evaluating the reasonableness of management’s significant valuation assumptions.
•	Performing a recalculation of the fair value estimate.

We have served as the Company’s auditor since 2013.

/s/ Weinberg & Company, P.A.

Los Angeles, California

October 6, 2026

CAVITATION TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2026	June 30, 2025
ASSETS

Current assets:
Cash and cash equivalents	$17,000	$249,000
Accounts receivable	–	10,000
Prepaid expenses	17,000	27,000
Total current assets	34,000	286,000

Equity method investment	1,000	1,000
Other assets	10,000	10,000
Total assets	$45,000	$297,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$174,000	$75,000
Accrued interest	19,000	3,000
Accrued payroll – related party	129,000	–
Bridge note payable, net of discount	103,000	–
Promissory notes payable – related party	115,000	–
Convertible note payable, net of discount	34,000	–
Derivative liability	14,000	–
Total current liabilities	588,000	78,000

Note payable, non-current	150,000	150,000
Total liabilities	738,000	228,000

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and 2025	–	–
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 317,220,739 and 289,156,340 shares issued and outstanding as June 30, 2026 and 2025, respectively	317,000	289,000
Additional paid-in capital	27,354,000	26,740,000
Accumulated deficit	(28,364,000)	(26,960,000)
Total stockholders' equity (deficit)	(693,000)	69,000
Total liabilities and stockholders' equity (deficit)	$45,000	$297,000

See accompanying notes to the consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,
	2026	2025

Revenue	$3,000	$203,000

Cost of revenue	–	(38,000)
Gross profit	3,000	165,000

General and administrative expenses	1,380,000	1,057,000
Research and development expenses	11,000	95,000
Total operating expenses	1,391,000	1,152,000

Loss from operations	(1,388,000)	(987,000)

Other Income (Expense)
Gain on patent assignment	–	880,000
Interest and other expense, net	(40,000)	(6,000)
Change in fair value of derivative liability	24,000	–
Net loss	$(1,404,000)	$(113,000)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding,
Basic and diluted	303,333,883	286,001,131

See accompanying notes to the consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED JUNE 30, 2026 AND 2025

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2024	284,289,740	$284,000	$26,083,000	$(26,847,000)	$(480,000)
Fair value of common stock issued for services	200,000	–	6,000	–	6,000
Fair value of common stock and warrants issued to settle accrued payroll and payroll taxes – related parties	4,666,600	5,000	185,000	–	190,000
Fair value of warrants granted for services	–	–	195,000	–	195,000
Extinguishment of accrued payroll and payroll taxes – related parties treated as contribution of capital	–	–	271,000	–	271,000
Net loss	–	–	–	(113,000)	(113,000)
Balance at June 30, 2025	289,156,340	289,000	26,740,000	(26,960,000)	69,000
Proceeds from sale of common stock units for cash	8,269,399	8,000	240,000	–	248,000
Fair value of common stock issued for services	8,300,000	8,000	386,000	–	394,000
Common stock issued upon cashless exercise of warrants	11,495,000	12,000	(12,000)	–	–
Net loss	–	–	–	(1,404,000)	(1,404,000)
Balance at June 30, 2026	317,220,739	$317,000	$27,354,000	$(28,364,000)	$(693,000)

See accompanying notes to the consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2026	2025
Operating activities:
Net loss	$(1,404,000)	$(113,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount amortization	15,000	–
Change in fair value of derivative liability	(24,000)	–
Fair value of warrants granted for services	–	195,000
Fair value of common stock issued for services	394,000	6,000
Gain on patent assignment	–	(880,000)
Effect of changes in:
Accounts receivable	10,000	(10,000)
Prepaid expenses	10,000	(11,000)
Operating lease right-of-use assets	–	42,000
Accounts payable and accrued expenses	99,000	–
Accrued payroll – related parties	129,000	11,000
Accrued interest	16,000	–
Operating lease liabilities	–	(46,000)
Net cash used in operating activities	(755,000)	(806,000)

Investing activities:
Proceeds from patent assignment	–	880,000
Net cash provided by investing activities	–	880,000

Financing activities:
Proceeds from convertible notes payable	60,000	–
Proceeds from common stock units	248,000	–
Proceeds from promissory notes payable – related party	115,000	–
Proceeds from bridge note payable	100,000	–
Repayment of notes payable	–	(4,000)
Cash provided by (used in) financing activities	523,000	(4,000)

Net (decrease) increase in cash and cash equivalents	(232,000)	70,000

Cash and cash equivalents, beginning of period	249,000	179,000
Cash and cash equivalents, end of period	$17,000	$249,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,000	$6,000
Cash paid for income taxes	$–	$–

Non-Cash Investing and Financing Activities
Conversion feature of convertible notes payable accounted as derivative liability	$38,000	$–
Fair value of common stock and warrants issued to settle accrued payroll and payroll taxes – related parties	$–	$190,000
Extinguishment of accrued payroll and payroll taxes – related parties treated as contribution of capital	$–	$271,000

See accompanying notes to the consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2026 AND 2025

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

Tender Offer

On August 14, 2026 the Company entered into a definitive tender offer agreement (the “Agreement”) with European Guarantee Services S.à.r.l. (“Purchaser”), pursuant to which the Purchaser agreed to acquire or seek to acquire all of the outstanding shares of common stock of Company (the “CTI Shares”) for a total purchase price of $35 million in cash (less certain indebtedness and accrued liabilities of the Company) (the “Net Price”). Under the Agreement, the Purchaser will commence an offer to purchase the CTI Shares (the “Offer”) within 10 business days after the TO has met the regulatory requirements of the SEC and will remain open during an offer period of at least 60 business days to give shareholders an opportunity to review this Agreement, the Offer and the offer documents.

Under the Agreement, the Offer will contain an Initial Offer Price per Share determined by dividing the Net Price by the total number of CTI Shares outstanding as of the date of the Agreement. However, the Initial Offer Price will be subject to adjustment and a Final Offer Price per Share will be determined based on the total number of CTI Shares outstanding as of a Record Date, a date that is 45 business days after the commencement of the Offer. The Final Offer Price will be included in an amended Offer and offer documents that will be filed with the SEC and disseminated to shareholders of the Company. Following a determination of the Final Offer Price and dissemination of the amended Offer to the Company’s shareholders, the Purchaser will extend the offer period as may be necessary in order to give shareholders at least 30 business days to review the amended Offer, the Final Offer Price, and a final recommendation issued by Company’s board of directors before the offer period during which shareholders may tender their Shares pursuant to the amended Offer (as extended) expires.

The Agreement contains both customary and special customary representations, and warranties of the parties and sets forth, in Annex I to the Agreement, a list of the conditions (the “Offer Conditions”) that must be satisfied or waived by Purchaser before the Purchaser becomes obligated to purchase Shares that are tendered pursuant to the amended Offer. These Offer Conditions may be summarized as follows:

1.	Purchaser will have acquired shares of common stock of Alchemy Beverages Inc. (“ABI”), a private Delaware corporation in which the Company owns about 17% of the outstanding shares of common stock in ABI (the “ABI Shares”), pursuant to a separate tender offer that will be made by Purchaser for ABI Shares under a separate tender offer agreement executed between ABI and Purchaser;

2.	Shareholders of the Company will have tendered a sufficient number of CTI Shares to the amended Offer that will enable Purchaser, together with any CTI Shares previously purchased by Purchaser and its affiliates or investors, to acquire at least 90% of the CTI Shares outstanding as of the Record Date;

3.	No action has been taken by any government entity to restrain or prohibit the consummation of Purchaser’s acquisition of CTI Shares tendered pursuant to the amended Offer;

4.	No termination of the Agreement in accordance with the terms thereof will have occurred;

5.	The representations and warranties given by the Company as of the date of the Agreement shall be true and correct, and Company will have performed its covenants under the Agreement, in each case for any discrepancy or failure that, individually or in the aggregate, will not have a material adverse effect on the transaction;

6.	No adverse material effect, as defined in the Agreement, will have occurred; and

7.	The Parties will have submitted this Agreement, the offer documents and other information to the Committee on Foreign Investment in the United States (“CFIUS”) for review in accordance with U.S. laws and regulations and CFIUS, upon the conclusion of the review period, or any investigation into the transaction, will have taken adverse action to block the transactions under the Agreement.

Following the expiration of the offer period (as may be extended), and subject to the satisfaction, or waiver by Purchaser, of the Offer Conditions, the Agreement provides that Purchaser will acquire, at the Final Offer Price, all of the outstanding CTI Shares that are tendered pursuant to the amended Offer (and not validly withdrawn).

Neither this Agreement nor the cash tender offer for the CTI Shares that will be made by Purchaser under the terms of the Agreement will require the prior approval of the shareholders of Company. The proposed transaction remains subject to regulatory review and approval and has not yet been finalized or consummated.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in accompanying consolidated financial statements, during the year ended June 30, 2026, the Company incurred net loss of $1,404,000, used cash in operations of $755,000 and as of June 30, 2026, the Company had a stockholders’ deficit of $693,000. In addition, the Company has had a history of operating losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from its inability to continue as a going concern.

As of June 30, 2026, the Company has cash in the amount of $17,000. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management’s plan is to increase revenues by using its Reserved Grant Back License to apply the technology to; (i) water and wastewater processing, recovery, recycling and purification (including oilfield wastewater) and (ii) manufacture, distillation, brewing, enhancements, sale and marketing of alcoholic beverages, together the Licensed Fields. The Company has a worldwide, exclusive, transferable and royalty-free license and right to design, build, use, export, improve, sell and market Nano Reactor® devices and systems (and products) that incorporate or utilize Nano Reactor® devices, in each case within the Licensed Fields, and to continue to use the Nano Reactor® trademark in connection with its business, systems and products within the Licensed Fields. In addition, the Company will continue to develop its (i) water treatment and remediation in the Permian Basin; (ii) water remediation and disinfection in agriculture; (iii) business venture with Alchemy Beverages, Inc. to develop a smart home kitchen appliance for alcoholic beverages; (iv) hydro plasma technology, and (v) non thermal plasma for immersion cooling in crypto mining and high-density data centers, in order to generate revenues and sustain operations. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company does not believe it has enough cash and access to cash to sustain operations through June 2027.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Cavitation Technologies, Inc. and its wholly owned subsidiaries Hydrodynamic Technology, Inc and Xyra Corp. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates include valuation of our equity method investments, and derivative liabilities, assumptions used in valuing our stock warrants and common stock issued for services and valuation allowance for our deferred tax asset, among other items. Actual results could differ from these estimates.

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

In addition, the Company also recognizes revenues from short term rental of nano reactors. Rental revenue is recognized over the term of the agreement and when collectability is certain. During the year ended June 30, 2026, the Company recognized revenues of $3,000 pursuant to a short-term rental agreement with a customer.

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

As of June 30, 2026 and June 30, 2025, the carrying value of certain accounts such as accounts receivable, accounts payable, accrued expenses and accrued payroll approximate their fair value due to the short-term nature of such instruments. The carrying value of our note payable approximate their fair value due to interest rate of the note.

The Company’s derivative liabilities at June 30, 2026 were determined using level 3 inputs.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2026 and 2025, the Company had no cash equivalents.

The Company maintains its cash with one domestic financial institution. From time to time, cash balances in this domestic bank may exceed federally insured limits provided by the Federal Deposit Insurance Corporation (“FDIC”) of up to $250,000.

As of June 30, 2026, Company had no deposits in excess of federally insured limits. The Company believes that no significant concentration of credit risk exists with respect to its cash balances because of its assessment of the creditworthiness and financial viability of its financial institutions.

Accounts receivable and allowance for credit losses

Trade accounts receivable are recorded at the invoiced amount, do not bear interest, and are generally unsecured with payment terms ranging from 30 to 60 days.

The allowance for credit losses is a valuation account deducted from the amortized cost basis of trade accounts receivable to present the net amount expected to be collected. Management estimates lifetime expected credit losses upon initial recognition of the receivable, rather than waiting for a loss event to occur. The allowance is updated at each reporting date, with changes recognized immediately in earnings as credit loss expense (within selling, general, and administrative expenses).

Write-Off Policy

Trade receivables are written off against the allowance when management determines that the balance is fully uncollectible. Indicators of uncollectability include the exhaustion of standard corporate collection efforts, a customer's cessation of business operations, or a formal legal determination. Subsequent recoveries of amounts previously written off are credited to the allowance.

Equity Method Investment

The Company accounts for investments in entities in which the Company has significant influence over the entity’s financial and operating policies, but does not control, using the equity method of accounting. The equity method investments are initially recorded at cost, and subsequently increased for capital contributions and allocations of net income, and decreased for capital distributions and allocations of net loss. Equity in net income (loss) from the equity method investment is allocated based on the Company’s economic interest. Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If it is determined that a loss in value of the equity method investment is other than temporary, an impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods, and available information at the time the analysis is prepared. As of June 30, 2026 and 2025, the remaining de minimus value of its investments was $1,000, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. The Company recognizes deferred tax assets and liabilities to reflect the estimated future tax effects, calculated at anticipated future tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates as of the date of enactment.

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

In January 2025, the lease agreement expired and is currently on a month-to-month basis. Total lease expense recorded for the years ended June 30, 2026 and 2025 amounted to $36,000 and $29,000, respectively and is reported as part of General and administrative expenses in the accompanying Consolidated Statements of Operations.

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

Advertising Costs

Advertising costs, including marketing expense, incurred in the normal course of operations are expensed as incurred. Advertising expenses amounted to $12,000 and $16,000 for the years ended June 30, 2026 and 2025 respectively and was reported as part of General and administrative expenses in the accompanying Consolidated Statements of Operations.

Research and Development Costs

Research and development expenses relate primarily to the development, design, testing of preproduction prototypes and models, compensation, and consulting fees related to the Company’s cold plasma technology, and are expensed as incurred. Total research and development costs recorded during the years ended June 30, 2026 and 2025 amounted to $11,000 and $95,000, respectively.

Warranty Policy

The Company provides a limited warranty with every set of reactors sold, typically 2 to 5 years. The Company has not experienced significant claims under its warranty policy, and management determined no accrual for warranty reserve was necessary at June 30, 2026 and 2025.

Net Loss Per Share

The Company’s computation of net loss per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted income per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income per share, the treasury stock method assumes that outstanding options and warrants were exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

There were no adjustments to net loss required for purposes of computing diluted earnings per share. At June 30, 2026 and 2025 the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of its diluted earnings per share, as their effect would have been anti-dilutive as the exercise price of these warrants were greater than the stock price of the Company common stock.

	June 30, 2026	June 30, 2025
Warrants	31,571,784	49,041,323
Convertible notes	1,295,639	–
	32,867,423	49,041,323

Concentrations

During the year ended June 30, 2026 we recorded 100% of our revenue from one rental customer and for the year ended June 30, 2025 we recorded 98% of our revenue from Desmet Ballestra (Desmet) (see Note 2).

As of June 30, 2026, two vendors accounted for 18% and 15% of the Company’s accounts payable. As of June 30, 2025, two vendors accounted for 18% and 7% of the Company’s accounts payable.

At June 30, 2026, we had no receivables. As of June 30, 2025, one customer accounted for 100% of the Company’s accounts receivable.

Segments

The Company operates in one segment for the development and distribution of our products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s Chief Operating Decision Maker (CODM) has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services and major customers. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base, single sales team, marketing department, customer service department, operations department, finance and accounting department to support its operations and similarities in economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in Note 12.

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

Reclassification of prior year presentation

As of June 30, 2026, the Company reclassified $15,000 of accrued interest, which was previously included in accounts payable and accrued expenses at June 30, 2025, to note payable – non-current. In addition, $3,000 of accrued interest that was previously included in accounts payable and accrued expenses was reclassified to accrued interest payable in the current-year presentation.

These reclassifications were made to conform the prior-year amounts to the current-year presentation and had no effect on total liabilities, net loss, or stockholders’ equity (deficit).

13

Note 2 – Contracts with Desmet Ballestra

Research and Development, Marketing and Technology License Agreements (“TLA”)

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

During the year ended June 30, 2026 and 2025, pursuant to these TLA agreements, the Company recognized revenues from sale of Nano Reactors to Desmet totaling $0 and $198,000, respectively.

Patent Assignment and License Back Agreement

On October 9, 2024, the Company entered into a patent assignment and license back agreement with Desmet, whereby the Company assigned certain of its U.S. and non-U.S. patents, technical information and related intellectual property (the “Assigned Patents”) that for several years have been licensed to Desmet, on a global basis, for its use in vegetable oil, fats and oleo applications, effectively terminating the February 2024 TLA Agreement.

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

The Company has expensed costs associated with these patents in prior years and had no carrying value upon closing of this transaction. The Company followed the guidance of ASC 610, Other Income, to account for this transaction. As a result, during the year ended June 30, 2025, the Company recognized the entire $880,000 as Gain on Patent Assignment in the accompanying Consolidated Statement of Operations.

Note 3 – Commitments and Contingencies

Royalty Agreements

On July 1, 2008, the Company’s wholly owned subsidiary entered into Patent Assignment Agreements with two parties, its President as well as its former Chief Executive Officer (CEO) and current Technology Senior Manager, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and former CEO/ current Technology Senior Manager have been assigned to the Company. In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of the President and former CEO/ current Technology Senior Manager for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010. The Company’s former CEO/ current Technology Senior Manager and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through June 30, 2026.

On April 30, 2008 (as amended November 22, 2010), the Company’s wholly owned subsidiary entered into an employment agreement with the Director of Chemical and Analytical Department (the “Inventor”) providing that the Inventor shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of June 30, 2026, and 2025 no patents have been granted in which this person is the legally named inventor.

Other

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, there are no such legal proceedings that are pending against the Company or that involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on the Company’s business or financial condition.

Note 4 – Bridge Note Payable

	June 30,	June 30,
	2026	2025
Principal
Bridge note payable	$111,000	$–

Debt Discount
Discount on issuance	(11,000)	–
Discount amortization	3,000	–
	(8,000)	–

Bridge note payable, Net	$103,000	$–

On May 11, 2026, the Company entered into a bridge note with a lender for $111,000 for net proceeds of $100,000, after direct expenses of $11,000, which was recorded as a debt discount to be amortized over the term of the note. The note matures on March 11, 2027, ten months after issuance date. The Bridge note bears interest at 24% of the value of the bridge note ($27,000) regardless of repayment date, resulting in an effective interest rate of 30.16% based on the repayment schedule. Additional tranches of funding are available up to a total of $500,000 during the 12 months ending May 11, 2027.

The bridge note is repayable in five instalments, $70,000 on October 30, 2026, $17,000 on each of November 30, 2026, December 30, 2026, January 30, 2027 and February 28, 2027.

In the event of default, the principal balance of the note will be increased by 150%, and after the expiry of 180 days, the note may be converted into shares of common stock at the option of the lender, at a conversion price of 65% of the lowest closing bid price of the Company’s common stock during the ten day trading period prior to conversion, with conversion limited to 4.99% of the total issued and outstanding common stock at the time of conversion.

The note may be prepaid up to 180 days from date of issuance with prepayment discounts ranging from 95% to 98% of the total amount outstanding, including the interest of $27,000.

Note 5 – Promissory Notes Payable – Related Party

	June 30,	June 30,
	2026	2025
Principal
Promissory note payable - related party	$115,000	$–

Between January 9, 2026 and May 4, 2026, the Company entered into five promissory note agreements with an entity associated with the Company’s CEO, wherein the entity advanced the Company an aggregate of $115,000 to fund operations. The promissory notes are unsecured, bear interest at 8% per annum and mature six months after advance.

These promissory notes payable were subsequently amended to extend the respective maturity dates by another six months with no changes to the other original terms of the agreement or compensation paid to the noteholder.

Note 6– Convertible Notes Payable

	June 30,	June 30,
	2026	2025
Principal
Convertible note payable	$60,000	$–

Debt Discount
Discount on issuance	(38,000)	–
Discount amortization	12,000	–
Debt discount	(26,000)	–

Net	$34,000	$–

In December 2025 and January 2026, Xyra Corp., the Company’s wholly owned subsidiary issued three one-year convertible notes, amounting to $60,000, with maturity dates from December 5, 2026 to January 30, 2027, with a stated annual interest rate of 8%. The Company, prior to the maturity date, has the option to extend the maturity date of the note by an additional six months. The note may be prepaid at any time without penalty.

The holder has an option to convert the principal of the convertible note into Xyra common stock for a period of six months once notified by the Company, in writing, of a public listing on any recognized U.S. national or regional stock exchange or on any of the markets operated by the OTC Markets Group. The conversion price will be 50% of the 5-day average closing price immediately prior to conversion. Xyra, at its sole discretion may allow the conversion of unpaid interest into Xyra common stock for the same period allowed for the conversion of the principal.

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

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the conversion options should be accounted as a derivative liability since it does not have an explicit limit to the number of shares to be delivered upon settlement of the conversion option (see Note 7). The cumulative fair value of the derivative liability upon issuance of the convertible notes payable at issuance date amounted to $38,000, and accounted as a debt discount, which is being amortized to interest expense over the term of the corresponding notes payable.

Note 7 – Derivative Liability

In December 2025 and January 2026, the Company issued convertible notes payable whose conversion options are being accounted as a derivative liability pursuant to ASC 815, Derivatives and Hedging (see Note 6). The derivative liability is remeasured to fair value at each reporting period, and the change in the fair value is recognized in earnings in the accompanying statements of operations. The Company estimated the fair value of the conversion option derivative liability using a variable option pricing model.

The following table provides a roll-forward of the derivative liability measured at fair value on a recurring basis using unobservable level 3 inputs for the period ended June 30, 2026, as follows:

Fair Value of Derivative Liability
Fair value of derivative liability at issuance in December 2025 and January 2026	$38,000
Change in fair value of derivative liability	(24,000)
Fair value of derivative liability at June 30, 2026	$14,000

The following are the average inputs used by the Company in the valuation of the derivative liability:

Stock price	$0.03 to 0.08
Risk free interest rate	3.48% to 4.01%
Expected volatility	174.5% to 236.5%
Expected life in months	12
Number of common stock issuable	1,206,140 to 1,295,639

Note 8 – Note Payable

	June 30,	June 30,
	2026	2025
Note payable - EIDL	$150,000	$150,000

In July 2020, the Company received a loan of $150,000 from the SBA under its Economic Injury Disaster Loan (EIDL) assistance program. The EIDL loan is payable over 30 years, bears interest at a rate of 3.75% per annum and secured by all tangible and intangible property of the Company.

Pursuant to the Company’s agreement with the SBA in the prior year that cured prior payment defaults and past due balances, monthly installment payments are first being applied to accrued and unpaid interest. As of June 30, 2026 and June 30, 2025, the outstanding balance of the note payable was $150,000 and $150,000, respectively.

The expected future principal payments of the note payable at June 30, 2026, is as follows:

Year Ending	Amount
June 30, 2027	$–
June 30, 2028	–
June 30, 2029	–
June 30, 2030	3,000
June 30, 2031 and thereafter	147,000
Total	$150,000

Note 9 - Stockholders’ Deficit

Preferred Stock

On March 17, 2009, the Company filed an Amended and Restated Articles of Incorporation and created two new series of preferred stock, the first of which is designated Series A Preferred Stock and the second of which is designated as Series B Preferred Stock. The total number of shares of Common Stock which this corporation has authority to issue is 1,000,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock of which 5,000,000 shares are designated as Series A Preferred Stock, and 5,000,000 shares are designated as Series B Preferred Stock, with the rights, preferences and privileges of the Series B Preferred Stock to be designated by the Board of Directors. Each share of Common Stock and Preferred Stock has a par value of $0.001. As of June 30, 2026, and 2025, there are no shares of Series A or Series B Preferred Stock issued and outstanding.

Common Stock

Year Ending June 30, 2026

During the year ended June 30, 2026, the Company conducted an offering and issued 8,269,399 shares of its common stock to accredited investors in exchange for cash of $248,000. As part of the offering, the Company also granted warrants to these investors to purchase 8,269,399 shares of common stock. The warrants are fully vested, exercisable at $0.05 and $0.06 per share and will expire in five years. In addition, certain investors also agreed to forfeit or retire an aggregate of 5,769,400 warrants granted to them in the prior year, which had an exercise price of $0.09 per share.

During the year ended June 30, 2026, the Company issued an aggregate of 8,300,000 shares of common stock to various consultants for services rendered. The common stock issued was valued at fair market value on the grant date at $394,000.

Year Ending June 30, 2025

In February 2025, the Company issued 4,666,600 shares of common stock with a fair value of $90,000 to settle accrued payroll and payroll taxes – related party (see Note 11).

On June 10, 2025, the Company issued 200,000 shares of common stock with a fair value of $6,000 for consulting services.

Stock Options

The Company has not adopted a formal stock option plan and does not have any stock options issued and outstanding as of and during the years ended June 30, 2026 and 2025.

Warrants

Year ended June 30, 2026

On November 25, 2025, certain warrant holders, including the Company’s CEO exercised warrants for an aggregate of 13,700,000 shares of common stock on a cashless basis in accordance with terms of the warrant agreements. As a result, the Company issued 11,495,000 shares of common stock.

Year ended June 30, 2025

In November 2024 and February 2025, the Company granted 5 year warrants exercisable for 15,200,000 shares of common stock at exercise prices ranging from $0.013 to $0.017 per share to employees and certain consultants for services rendered. The estimated fair value amounted to $195,000 and was derived using the Black Scholes Option Pricing Model using the following inputs (i) stock price at the date of grant ranging from $0.010 to $0.020; (ii) risk free interest rate of 4.24% to 4.37% based on rates established by the Federal Reserve Bank; (iii) expected volatility 283% to 290% based on historical volatility of the Company’s common stock commensurate with the expected life of the warrants; (iv) expected life of 5 years based on the contractual life; and (v) dividend yield of 0% based on no dividends paid or expected to be paid.

In February 2025, the Company issued warrants to purchase 5,000,000 shares of common stock with an estimated fair value of $100,000 to settle accrued payroll – related party (see Note 11).

A summary of the Company’s warrant activity and related information from as of June 30, 2026 and 2025 is as follows.

	Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)

Outstanding at June 30, 2024	28,841,323	$0.080	2.61
- Granted	20,200,000	0.015	4.76
- Exercised	–	–	–
- Expired	–	–	–
Outstanding at June 30, 2025	49,041,323	$0.053	2.81
- Granted	8,269,399	0.055	4.45
- Exercised	(13,700,000)	–	–
- Forfeited	(5,769,400)	–	–
- Expired	(6,269,538)	–	–
Outstanding at June 30, 2026	31,571,784	$0.056	2.47

As of June 30, 2026, the intrinsic value of these stock purchase warrants amounted to $61,000.

The following table summarizes additional information concerning warrants outstanding and exercisable at June 30, 2026.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.013	2,000,000	3.39	$0.013	2,000,000	3.39
$0.017	4,500,000	3.67	$0.017	4,500,000	3.67
$0.030	5,000,000	3.51	$0.030	5,000,000	3.51
$0.045	2,499,999	4.85	$0.045	2,499,999	4.85
$0.060	5,769,400	4.28	$0.060	5,769,400	4.28
$0.090	11,802,385	0.03	$0.090	11,802,385	0.03
	31,571,784	2.47	$0.056	31,571,784	2.47

Note 10 - Income Taxes

For the year ended June 30, 2026 the Company recorded no provision for income taxes due to the Company’s taxable net loss position. For the year ended June 30, 2025 the Company recorded no provision for income taxes due to the application of the Company’s available Federal and State net operating loss (NOL) carryforwards that are available to reduce taxable income.

As of June 30, 2026 and 2025, a reconciliation of the Company’s effective income tax rate to the U.S. statutory and its deferred tax assets are as follows:

	Year ended Jun 30,
	2026			2025
Tax benefit (expense) at the federal statutory rate	$294,000	21%		$24,000	21%
State income taxes, net of Federal benefit	98,000	7%		8,000	7%
Prior year net operating loss true up	–	–%		9,000	8%
Valuation allowance	(392,000)	(28%	)	(41,000)	(36%	)
Income tax provision	$–	–%		$–	–%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The components of deferred tax assets are presented below.

At June 30, 2026, the Company had available Federal NOL carryforwards of approximately $12.0 million that are available to reduce future taxable income. The Federal NOL carry forward of approximately $8.5 million expires through 2037, the remaining NOL of $3.5 million has no expiry date. The NOLs are subject to statutory limitations under Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carry forwards.

At June 30, 2026 and 2025, significant component of the Company’s deferred tax assets and liabilities are as follows:

	June 30,	June 30,
	2026	2025
Net Operating loss carryforwards	$3,163,000	$2,956,000
Stock compensation expense	1,203,000	1,018,000
Total net deferred tax assets	4,366,000	3,974,000
Less valuation allowance	(4,366,000)	(3,974,000)
Net deferred tax assets	$–	$–

The provisions of ASC Topic 740, Accounting for Income Taxes, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the years ended June 30, 2026 and 2025, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Accounting rules prescribe a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The Company classifies interest and penalties as a component of interest and other expenses. To date, there have been no interest or penalties assessed or paid.

The Company measures and records uncertain tax positions by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized.

Our income tax filings are periodically examined by various U.S. federal and state jurisdictions. There are no open examinations by federal and state income tax jurisdictions. The Company’s U.S. federal income tax return remains open to examination for the years ended June 30, 2023 through June 30, 2026.

Note 11 – Related Party Transactions

Accrued Payroll and Payroll Taxes

The Company accrues salaries and estimated payroll taxes due to a former officer and current shareholder and current officer and director of the Company. As of June 30, 2024, the total accrued payroll and payroll taxes amounted to $414,000.

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

As of June 30, 2025, there was no accrued payroll and payroll related taxes. As of June 30, 2026, the total accrued salary and payroll related taxes amounted to $129,000.

Consulting Fees

The Company recognized consulting fees to a member of the Company’s Board of Directors amounting to $5,000 for the years ended June 30, 2025. There was no consulting fee recognized to directors and officers for the year ended June 30, 2026.

Note 12 – Segment Information

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

	Year Ended June 30,
	2026	2025
Revenue	$3,000	$203,000
Cost of revenue	–	(38,000)
Gross profit	3,000	165,000

Research and development	(11,000)	(95,000)
Salaries	(493,000)	(471,000)
Consulting fees	(101,000)	(67,000)
Professional fees	(171,000)	(168,000)
Rent expense	(36,000)	(29,000)
Travel expense	(56,000)	(30,000)
Stock-based compensation	(394,000)	(201,000)
Other operating expenses	(129,000)	(91,000)
Total operating expenses	(1,391,000)	(1,152,000)

Net operating loss	(1,388,000)	(987,000)

Gain on patent assignment	–	880,000
Interest and other expense, net	(40,000)	(6,000)
Change in fair value of derivative liability	24,000	–
Net loss	$(1,404,000)	$(113,000)

Note 13 – Subsequent events

Common Share issuances

During August 2026, The Company entered into agreements with five accredited investors, whereby gross proceeds of $140,000 was received for the issuance of 4,666,665 shares of common stock at an issue price of $0.03 per share. In addition, three accredited investors agreed to cancel warrants issuable for 2,499,999 shares of common stock at an exercise price of $0.045 per share.

Warrants exercised

On September 10, 2026, a warrant holder exercised a warrant for 3,000,000 shares of common stock on a cashless basis. The warrant exercise price was $0.017 per share. The market price used in the calculation was $0.0478 per share on September 10, 2026, resulting in the issuance of 1,933,055 shares of common stock.

Other than disclosed above, the Company has evaluated subsequent events through the date the financial statements were issued and did not identify any additional subsequent events that would have required adjustment or disclosure in the financial statements.

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

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure control and procedures at the end of each fiscal year. As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of June 30, 2026.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal controls and procedures, (as defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the year ended June 30, 2026. Management conducted an assessment of our internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Our management concluded that as of June 30, 2026, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of June 30, 2026:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

During the quarter ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Person	Age	Position

Naum Voloshin	63	President, Principal Executive Officer, Principal Accounting Officer Secretary and Director
Peter N. Christos	69	Director
Jerry Bailey PhD	86	Director

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to us during the fiscal 2020 year, updated forms were filed for the year ended June 30, 2026. There was no delinquent forms filed during the year.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the years ended June 30, 2026 and 2025 by our “named executive officer,” consisting of our principal executive officer who is also our acting Chief Financial Officer.

	Year	Salary		Bonus	Stock Awards	Warrant Awards	Non-Equity Incentive Plan Compensation	Changes in Pension Value and Non-Qualified Deferred Compensation	All Other Compensation	Totals
Naum Voloshin	2026	$225,775	(1)	$–	$–	$–	$–	$–	$–	$225,775
Principal Executive & Principal Accounting Officer	2025	$187,200		$–	$–	$39,200	$–	$–	$–	$226,400

(1)	Includes accrued payroll of $129,000.

Outstanding Equity Awards at Fiscal Year-End

The table below reflects all outstanding equity awards made to each of the named executive officers that are outstanding as of June 30, 2026.

	Restricted Stock Awards
Name	Restricted Stock grant date	Number of securities Underlying Restricted Stock Awards # Exercisable		Number of securities Underlying Restricted Stock Awards # Unexercisable	Restricted Stock Awards Grant Price
Naum Voloshin	6/21/2022	4,000,000	(1)	–	0.05
Principal executive and Principal Accounting Officer	11/25/2025	7,500,000	(2)	–	0.0885

(1)	The fair value of each restricted stock grant is the market value of the stock on the grant date.
(2)	The Company issued 7,500,000 shares of common stock to Mr. Voloshin upon the cashless exercise of warrants exercisable for 9,000,000 shares at exercise prices between $0.013 and $0.016 per share. The grant price was based on the average closing market price of the stock over a five day trading period between November 19, 2025 and November 25, 2025.

Employment Agreements

Our executive officers work as at-will employees.

2026 Director Compensation

The following table sets forth information for the fiscal year ended June 30, 2026 regarding the compensation of our directors who at June 30, 2026 were not also named executive officers.

	Fees			Non-equity
	Earned			incentive	Non-qualified	All
	or paid	Stock	Option	plan	deferred	other
	in cash	Awards	Awards	compensation	compensation	compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)

Jerry Bailey	$–	$–	$–	$–	$–	$–	$–
Peter Christos	$–	$–	$–	$–	$–	$–	$–

As of June 30, 2026, the following table sets forth the number of aggregate outstanding option awards held by each of our directors who were not also named executive officers:

Aggregate
Number of
Name	Warrant Awards

Jerry Bailey	1,400,000
Peter Christos	1,000,000

Equity Compensation Plan Information

We do not have an equity compensation plan available for directors and officers of our Company.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding the beneficial ownership of our common stock as of September 26, 2026, (the “Evaluation Date”) by: (i) each of our current directors, (ii) each of our named executive officers, and (iii) all such directors and executive officers as a group. We know of no other person or group of affiliated persons who beneficially own more than five percent of our common stock. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 323,820,459 shares outstanding as of the Evaluation Date, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable within 60 days of the Evaluation Date. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

		Amount and
		Nature of
		Beneficial	Percent of
Name of Beneficial Owner		Ownership	Class (1)
Naum Voloshin	(2)	17,712,390	5.5%
President, Principal Executive Officer, Principal Accounting Officer and Director

Dr. Gerald Bailey	(3)	1,400,000	*
Director

Dr. Peter Christos	(4)	1,000,000	*
Director

Directors and Officers		20,112,390	6.2%
(as a group, three individuals)

*	Less than 1%
(1)	Unless otherwise set forth below, the mailing address of Executive Officers, Directors and 5% or greater holders is in care of the Company.
(2)	Consists of 17,712,390 shares of common stock, including 4,000,000 restricted shares granted to Mr. Voloshin on June 21, 2022.
(3)	Consists of warrants exercisable for 1,400,000 shares of common stock.
(4)	Consists of warrants exercisable for 1,000,000 shares of common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Certain Related Party Transactions

Since the beginning of our last fiscal year, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, executive officers, holders of more than five percent of any class of our voting securities or any member of the immediate family of the foregoing persons had or will have a direct or indirect material interest.

Accrued Payroll and Payroll Taxes

Year ended June 30, 2026

The Company accrued salaries and payroll taxes due to a current shareholder and current officer and director of the Company. As of June 30, 2026, the total accrued salary and payroll related taxes amounted to $129,000.

Year ended June 30, 2025

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

As of June 30, 2025, there was no accrued payroll and payroll related taxes.

Consulting Fees

The Company recognized consulting fees to a member of the Company’s Board of Directors amounting to $5,000 for the years ended June 30, 2025. There was no consulting fee recognized to directors and officers for the year ended June 30, 2026.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Weinberg & Company, P.A. for the years ended June 30, 2026 and 2025. All fees described below were approved by the Board:

	June 30, 2026	June 30, 2025

Audit Fees and Expenses (1)	$87,000	$60,000
All Other Fees	$–	$–

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

Pre-Approval Policies and Procedures

Consistent with SEC policies regarding auditor independence, the board of directors has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the board of directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

Prior to the engagement of the independent registered public accounting firm for the next year’s audit, management will submit a list of services and related fees expected to be rendered during that year for audit services, audit-related services, tax services and other fees to the board of directors for approval.

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

(b) Exhibits.

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

(c) Financial Statement Schedules

See Item (a) 2 above.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED

SIGNATURE	TITLE	DATE

/s/ N. Voloshin	President; Member of Board of Directors	October 6, 2026
N. Voloshin	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	October 6, 2026
N. Voloshin	(Principal Financial Officer)

/s/ Dr. Gerald Bailey	Independent Director	October 6, 2026
Dr. Gerald Bailey

/s/ Peter N Christos	Independent Director	October 6, 2026
Peter N. Christos

