Form 10-Q
period 2026-09-30
Cavitation Technologies, Inc.
filed 2026-10-27
CIK 1376793

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 27, 2026, the issuer had 324,320,459 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	June 30, 2026
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$94,000	$17,000
Accounts receivable	–	–
Prepaid expenses	13,000	17,000
Total current assets	107,000	34,000

Other assets	11,000	11,000
Total assets	$118,000	$45,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$158,000	$174,000
Accrued interest	40,000	19,000
Accrued payroll – related party	157,000	129,000
Bridge notes payable, net of discount	175,000	103,000
Promissory notes payable – related party	115,000	115,000
Convertible notes payable, net of discount	45,000	34,000
Derivative liability	17,000	14,000
Total current liabilities	707,000	588,000

Note payable, non-current	150,000	150,000
Total liabilities	857,000	738,000

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and June 30, 2026	–	–
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 324,320,459 and 317,220,739 shares issued and outstanding as of September 30, 2026 and June 30, 2026, respectively	324,000	317,000
Additional paid-in capital	27,509,000	27,354,000
Accumulated deficit	(28,572,000	(28,364,000)
Total stockholders' deficit	(739,000)	(693,000
Total liabilities and stockholders' deficit	$118,000	$45,000

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

AS OF SEPTEMBER 30, 2026 AND 2025

	For the Three Months Ended
	September 30,
	2026	2025

Revenue	$–	$3,000

Operating expenses:
General and administrative expenses	165,000	245,000
Research and development expenses	–	7,000
Total operating expenses	165,000	252,000

Loss from operations	(165,000)	(249,000)

Other Income (Expense)
Interest and other expense, net	(40,000)	(9,000)
Change in fair value of derivative liability	(3,000)	–
Net loss	$(208,000)	$(258,000)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding,
Basic and diluted	319,229,936	289,156,340

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)
AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	Three Months Ended September 30, 2026 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2026	317,220,739	$317,000	$27,354,000	$(28,364,000)	$(693,000)
Proceeds from sale of common stock	4,666,665	5,000	135,000	–	140,000
Fair value of common stock issued for services	500,000	–	22,000	–	22,000
Cashless exercise of warrants	1,933,055	2,000	(2,000)	–	–
Net loss	–	–	–	(208,000)	(208,000)
Balance at September 30, 2026	324,320,459	$324,000	$27,509,000	$(28,572,000)	$(739,000)

	Three Months Ended September 30, 2025 (unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2025	289,156,340	$289,000	$26,740,000	$(26,960,000)	$69,000
Net loss	–	–	–	(258,000)	(258,000)
Balance at September 30, 2025	289,156,340	$289,000	$26,740,000	$(27,218,000)	$(189,000)

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(208,000)	$(258,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount amortization	18,000	–
Change in fair value of derivative liability	3,000	–
Fair value of common stock issued for services	22,000	–
Effect of changes in:
Accounts receivable	–	5,000
Prepaid expenses	4,000	13,000
Accounts payable and accrued expenses	(16,000)	14,000
Accrued payroll – related party	28,000	–
Accrued interest	21,000	7,000
Net cash used in operating activities	(128,000)	(219,000)

Financing activities:
Proceeds from common stock subscriptions	140,000	–
Proceeds from bridge notes payable	65,000	–
Cash provided by financing activities	205,000	–

Net increase (decrease) in cash and cash equivalents	77,000	(219,000)

Cash and cash equivalents, beginning of period	17,000	249,000
Cash and cash equivalents, end of period	$94,000	$30,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,000	$2,000
Cash paid for income taxes	$–	$–

See accompanying notes to the condensed consolidated financial statements

CAVITATION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three months ended September 30, 2026 and 2025

Note 1 – Organization and Summary of Significant Accounting Policies

Cavitation Technologies, Inc. (“the Company,” “CTi,” “we,” “us,” “CVAT,” and “our”) is a Nevada corporation originally incorporated in January 2007 under the name BioEnergy, Inc. The Company had originally developed, patented, and commercialized proprietary technology, which has subsequently been sold to Desmet Ballestra in October 2024, pursuant to a patent assignment and license back agreement.

Tender Offer

European Guarantee Services S.à.r.l

On August 14, 2026, the Company received a tender offer agreement with European Guarantee Services S.à.r.l. (“EGS”), pursuant to which EGS agreed to acquire, or seek to acquire, all outstanding shares of the Company’s common stock for $35 million in cash, less certain indebtedness and accrued liabilities (the “Net Purchase Price”). EGS is required to commence the tender offer within 10 business days after satisfying applicable SEC regulatory requirements. The offer will remain open for at least 60 business days to allow shareholders to evaluate the Agreement and related offer documents.

In October 2026, the tender offer was terminated.

BrightFlixx Finance Luxembourg S.A

On October 9, 2026, the Company and Alchemy Beverages Inc., a privately held Delaware corporation in which the Company holds a 17% equity stake, entered into definitive tender offer agreements with BrightFlixx Finance Luxembourg S.A. (“BrightFlixx”), a Luxembourg société anonyme. One agreement relates to the Company (the “BF-CVAT Agreement”), and the other relates to Alchemy Beverages Inc. (the “BF-ABI Agreement”). Together, the agreements are referred to as the “BrightFlixx Agreements.” The BF-CVAT Agreement replaces the Company’s tender offer agreement dated August 14, 2026, with European Guarantee Services S.à r.l. (“EGS”), and the BF-ABI Agreement replaces the tender offer agreement dated August 19, 2026, between EGS and Alchemy.

Under the BF-CVAT Agreement, BrightFlixx intends to commence a cash tender offer to acquire all outstanding shares of the Company’s common stock for an aggregate purchase price of $35 million, less the Company’s outstanding liabilities. The purchase price per share will be determined based on the total number of outstanding shares as of a Record Date, which will be established 45 business days after commencement of the tender offer.

As of the date of this report, the tender offer has not commenced. The offer is initially scheduled to expire 60 business days after commencement, subject to extensions, including an extension to provide shareholders at least 30 business days to evaluate the final offer price. Completion of the transaction is subject to customary closing conditions, including the valid tender of at least 90% of the outstanding shares, CFIUS regulatory approval or a no-further-action determination, and the concurrent consummation of the Alchemy tender offer. The agreement also includes customary representations, warranties, covenants, and termination provisions.

The proposed tender offer remains subject to regulatory review and approval and has not yet been finalized or consummated.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, during the three months ended September 30, 2026, the Company incurred a net loss of $208,000, used cash in operations of $128,000 and as of September 30, 2026, the Company had a stockholders’ deficit of $739,000. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2026 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result from its inability to continue as a going concern.

As of September 30, 2026, the Company has cash in the amount of $94,000. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management’s plan is to increase revenues by using its Reserved Grant Back License to apply the technology to: (i) water and wastewater processing, recovery, recycling and purification (including oilfield wastewater) and (ii) manufacture, distillation, brewing, enhancements, sale and marketing of alcoholic beverages, together the Licensed Fields. The Company has a worldwide, exclusive, transferable and royalty-free license and right to design, build, use, export, improve, sell and market Nano Reactor® devices and systems (and products) that incorporate or utilize Nano Reactor® devices, in each case within the Licensed Fields, and to continue to use the Nano Reactor® trademark in connection with its business, systems and products within the Licensed Fields. In addition, the Company will continue to develop its (i) water treatment and remediation in the Permian Basin; (ii) water remediation and disinfection in agriculture; (iii) business venture with Alchemy Beverages, Inc. to develop a smart home kitchen appliance for alcoholic beverages; (iv) hydro plasma technology, and (v) non-thermal plasma for immersion cooling in crypto mining and high-density data centers, in order to generate revenues and sustain operations. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. Management estimates that the Company’s existing cash will not be sufficient to sustain its operations for the twelve months following the issuance of these financial statements.

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

As of September 30, 2026 and June 30, 2026, the carrying value of certain accounts such as accounts receivable, accounts payable, accrued expenses and accrued payroll approximate their fair value due to the short-term nature of such instruments. The carrying value of our note payable approximates its fair value due to the interest rate of the note.

The Company’s derivative liabilities at September 30, 2026 were determined using Level 3 inputs.

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

In addition, the Company also recognizes revenues from short-term rental of Nano Reactors. Rental revenue is recognized over the term of the agreement and when collectability is certain. During the three months ended September 30, 2026, the Company recognized no revenue.

Share-Based Compensation

We periodically issue warrants and common stock to employees and non-employees for services and capital raising transactions. We account for share-based payments under the guidance of FASB ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. We estimate the fair value of stock option and warrant awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in our Statements of Operations. We estimate the fair value of restricted stock awards to employees and directors using the market price of our common stock on the date of grant, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in our Statements of Operations. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services.

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

There were no adjustments to net loss required for purposes of computing diluted earnings per share. At September 30, 2026 and 2025, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of its diluted earnings per share, as their effect would have been anti-dilutive as the exercise price of these warrants was greater than the stock price of the Company’s common stock.

	September 30, 2026	September 30, 2025
Warrants	14,269,400	49,041,323
Convertible notes	1,320,845	–
	15,590,245	49,041,323

Concentrations

During the three months ended September 30, 2025, we recorded 100% of our revenue from one rental customer. We recognized no rental income for the three months ended September 30, 2026.

As of September 30, 2026, three vendors accounted for 22%, 14% and 12% of the Company’s accounts payable. As of June 30, 2026, two vendors accounted for 18% and 15% of the Company’s accounts payable.

Segments

The Company operates in one segment for the development and distribution of our products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s Chief Operating Decision Maker (CODM) has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services and major customers. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base, single sales team, marketing department, customer service department, operations department, finance and accounting department to support its operations and similarities in economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in Note 9.

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

Note 2 – Bridge Notes Payable

	September 30,	June 30,
	2026	2026
Principal
Bridge Note #1	$111,000	$111,000
Bridge Note #2	74,000	–
Subtotal	185,000	111,000

Debt Discount
Bridge Note #1	(8,000)	(11,000)
Bridge Note #2	(9,000)	–
Discount amortization	7,000	3,000
Subtotal	(10,000)	(8,000)

Bridge notes payable, Net	$175,000	$103,000

On May 11, 2026, the Company entered into a bridge note with a lender for $111,000 for net proceeds of $100,000, after direct expenses of $11,000, which was recorded as a debt discount to be amortized over the term of the note. The note matures on March 11, 2027, ten months after issuance date. The bridge note bears interest at 24% of the value of the bridge note ($27,000) regardless of repayment date, resulting in an effective interest rate of 30.2% based on the repayment schedule. Additional tranches of funding are available up to a total of $500,000 during the 12 months ending May 11, 2027.

The bridge note is repayable in five instalments, $70,000 on October 30, 2026, $17,000 on each of November 30, 2026, December 30, 2026, January 30, 2027 and February 28, 2027.

On July 13, 2026, the Company entered into a similar bridge note with the same lender for $74,000 for net proceeds of $65,000, after direct expenses of $9,000, which was recorded as a debt discount to be amortized over the term of the note. The note matures on May 15, 2027, ten months after issuance date. The bridge note bears interest at 24% of the value of the bridge note ($17,640) regardless of repayment date, resulting in an effective interest rate of 29.7% based on the repayment schedule. Additional tranches of funding are available up to a total of $500,000 during the 12 months ending May 11, 2027.

The bridge note is repayable in five instalments, $46,000 on January 15, 2027, and $11,400 on each of February 15, 2027, March 15, 2027, April 15, 2027 and May 15, 2027.

In the event of default, the principal balance of the notes will be increased by 150%, and after the expiry of 180 days, the notes may be converted into shares of common stock at the option of the lender, at a conversion price of 65% of the lowest closing bid price of the Company’s common stock during the ten-day trading period prior to conversion, with conversion limited to 4.99% of the total issued and outstanding common stock at the time of conversion.

The notes may be prepaid up to 180 days from date of issuance with prepayment discounts ranging from 95% to 98% of the total amount outstanding, including interest.

Note 3 – Promissory Notes Payable – Related Party

	September 30,	June 30,
	2026	2026
Principal
Promissory notes payable - related party	$115,000	$115,000

Between January 9, 2026 and May 4, 2026, the Company entered into five promissory note agreements with an entity associated with the Company’s CEO, wherein the entity advanced the Company an aggregate of $115,000 to fund operations. The promissory notes are unsecured, bear interest at 8% per annum and mature in twelve months after advance, as amended.

Note 4 – Convertible Notes Payable

	September 30,	June 30,
	2026	2026
Principal
Convertible note payable	$60,000	$60,000

Debt Discount
Debt discount	(26,000)	(38,000)
Discount amortization	11,000	12,000
Subtotal	(15,000)	(26,000)

Net	$45,000	$34,000

In December 2025 and January 2026, Xyra Corp., the Company’s wholly owned subsidiary, issued three one-year convertible notes, amounting to $60,000, with maturity dates from December 5, 2026 to January 30, 2027, with a stated annual interest rate of 8%. The Company, prior to the maturity date, has the option to extend the maturity date of the note by an additional six months. The note may be prepaid at any time without penalty.

The holder has an option to convert the principal of the convertible note into Xyra common stock for a period of six months once notified by the Company, in writing, of a public listing on any recognized U.S. national or regional stock exchange or on any of the markets operated by the OTC Markets Group. The conversion price will be 50% of the 5-day average closing price immediately prior to conversion. Xyra, at its sole discretion, may allow the conversion of unpaid interest into Xyra common stock for the same period allowed for the conversion of the principal.

Should Xyra not achieve a public offering by December 5, 2026, the holder has the option to convert the principal outstanding into common shares of the Company for a period of six months from December 5, 2026. The conversion price will be the greater of 80% of $0.06 or the current CTI market price. The market price will be determined as the weighted average of the high and low trading prices of the Company stock over a 5-day period. The Company, at its sole discretion, may allow the conversion of interest at any time after the maturity date and during any extended period exercised by Xyra.

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the conversion options should be accounted for as a derivative liability since they do not have an explicit limit to the number of shares to be delivered upon settlement of the conversion option (see Note 5). The cumulative fair value of the derivative liability upon issuance of the convertible notes payable at issuance date amounted to $38,000, and accounted for as a debt discount, which is being amortized to interest expense over the term of the corresponding notes payable.

Note 5 – Derivative Liability

In December 2025 and January 2026, the Company issued convertible notes payable whose conversion options are being accounted for as a derivative liability pursuant to ASC 815, Derivatives and Hedging (see Note 4). The derivative liability is remeasured to fair value at each reporting period, and the change in the fair value is recognized in earnings in the accompanying statements of operations. The Company estimated the fair value of the conversion option derivative liability using a variable option pricing model.

The following table provides a roll-forward of the derivative liability measured at fair value on a recurring basis using unobservable Level 3 inputs for the period ended September 30, 2026, as follows:

September 30,
2026
Fair value of derivative liability at beginning of the period	$14,000
Change in fair value of derivative liability	3,000
Fair value of derivative liability at period end	$17,000

The following are the average inputs used by the Company in the valuation of the derivative liability:

Stock price	$0.048
Risk free interest rate	4.11% to 4.27%
Expected volatility	137.7% to 200.0%
Expected life in months	2 to 4 months
Number of common stock issuable	1,295,639 to 1,320,845

Note 6 – Note Payable

	September 30,	June 30,
	2026	2026
Principal
Note payable - EIDL	$150,000	$150,000

In July 2020, the Company received a loan of $150,000 from the SBA under its Economic Injury Disaster Loan (EIDL) assistance program. The EIDL loan is payable over 30 years, bears interest at a rate of 3.75% per annum and is secured by all tangible and intangible property of the Company.

Pursuant to the Company’s agreement with the SBA in the prior year that cured prior payment defaults and past due balances, monthly installment payments are first being applied to accrued and unpaid interest. As of September 30, 2026 and June 30, 2026, the outstanding balance of the note payable was $150,000 and $150,000, respectively.

Note 7 – Stockholders’ Deficit

Common stock

During August and September 2026, the Company entered into agreements with five accredited investors whereby the investors subscribed for 4,666,665 shares of common stock at a price of $0.03 per share for aggregate proceeds of $140,000. As part of the agreements, certain investors agreed to forfeit an aggregate of 2,499,999 equity classified warrants granted to them in May 2026, which had an exercise price of $0.045 per share. Pursuant to ASC 505, Equity, and other applicable accounting guidance, the cancellation of these equity-classified warrants in connection with the issuance of common stock for cash was accounted for as a single equity transaction. The cancellation resulted in an offsetting adjustment to additional paid-in capital (“APIC”) and did not affect the Company’s consolidated net loss.

In September 2026, the Company issued an aggregate of 500,000 shares of common stock to a consultant for services rendered. The common stock issued was valued at fair market value on the grant date at $22,000.

On September 10, 2026, a warrant holder exercised warrants for an aggregate of 3,000,000 shares of common stock on a cashless basis in accordance with the terms of the warrant agreements. As a result, the Company issued 1,933,055 shares of common stock.

Warrants

A summary of the Company’s warrant activity as of September 30, 2026 is as follows:

	Warrants	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)

Outstanding at June 30, 2026	31,571,784	$0.056	2.47
- Granted	–	–	–
- Exercised	(3,000,000)	0.017	–
- Forfeited	(2,499,999)	0.045	–
- Expired/retired	(11,802,385)	0.090	–
Outstanding at September 30, 2026	14,269,400	$0.038	3.57

As of September 30, 2026, the intrinsic value of these stock purchase warrants amounted to $139,200.

The following table summarizes additional information concerning warrants outstanding and exercisable at September 30, 2026:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Remaining
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)

$0.013	2,000,000	3.14	$0.013	2,000,000	3.14
$0.017	1,500,000	3.41	0.017	1,500,000	3.41
$0.030	5,000,000	3.26	0.030	5,000,000	3.26
$0.060	5,769,400	4.02	0.060	5,769,400	4.02
	14,269,400	3.57	$0.038	14,269,400	3.57

Note 8 – Related Party Transactions

Accrued Payroll and Payroll Taxes

The Company accrues salaries and estimated payroll taxes due to a current shareholder and current officer and director of the Company. As of September 30, 2026 and June 30, 2026, the total accrued payroll and payroll taxes amounted to $157,000 and $129,000, respectively.

Note 9 – Segment Information

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

	Three Months Ended September 30,
	2026	2025
Revenue	$–	$3,000

Research and development	–	(7,000)
Salaries	(66,000)	(123,000)
Consulting fees	(14,000)	(25,000)
Professional fees	(35,000)	(51,000)
Rent expense	(8,000)	(9,000)
Travel expense	–	(18,000)
Stock-based compensation	(22,000)	–
Other operating expenses	(20,000)	(19,000)
Total operating expenses	(165,000)	(252,000)

Net operating loss	(165,000)	(249,000)

Interest and other expense, net	(40,000)	(9,000)
Change in fair value of derivative liability	(3,000)	–
Net loss	$(208,000)	$(258,000)

Note 10 – Commitments and Contingencies

Royalty Agreements

On July 1, 2008, the Company’s wholly owned subsidiary entered into Patent Assignment Agreements with two parties, its President as well as its former Chief Executive Officer (CEO) and current Technology Senior Manager, where certain devices and methods involved in the hydrodynamic cavitation processes invented by the President and former CEO/ current Technology Senior Manager have been assigned to the Company. In exchange, the Company agreed to pay a royalty of 5% of gross revenues to each of the President and former CEO/ current Technology Senior Manager for licensing of the technology and leasing of the related equipment embodying the technology. These agreements were subsequently assigned to Cavitation Technologies on May 13, 2010. The Company’s former CEO/ current Technology Senior Manager and President both waived their rights to receive royalty payments that have accrued, or that may accrue, on any gross revenue generated through September 30, 2026.

On April 30, 2008 (as amended November 22, 2010), the Company’s wholly owned subsidiary entered into an employment agreement with the Director of Chemical and Analytical Department (the “Inventor”) providing that the Inventor shall receive an amount equal to 5% of actual gross royalties received from the royalty stream in the first year in which the Company receives royalty payments from the patent which the Inventor was the legally named inventor, and 3% of actual gross royalties received by the Company resulting from the patent in each subsequent year. As of September 30, 2026 and June 30, 2026, no patents have been granted in which this person is the legally named inventor.

Other

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, there are no such legal proceedings that are pending against the Company or that involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on the Company’s business or financial condition.

Note 11 – Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements.

Tender Offer

European Guarantee Services S.à.r.l

On August 14, 2026, the Company received a tender offer agreement with European Guarantee Services S.à.r.l. (“EGS”), pursuant to which EGS agreed to acquire, or seek to acquire, all outstanding shares of the Company’s common stock for $35 million in cash, less certain indebtedness and accrued liabilities (the “Net Purchase Price”). EGS is required to commence the tender offer within 10 business days after satisfying applicable SEC regulatory requirements. The offer will remain open for at least 60 business days to allow shareholders to evaluate the Agreement and related offer documents.

In October 2026, the tender offer was terminated.

BrightFlixx Finance Luxembourg S.A

On October 9, 2026, the Company and Alchemy Beverages Inc., a privately held Delaware corporation in which the Company holds a 17% equity stake, entered into definitive tender offer agreements with BrightFlixx Finance Luxembourg S.A. (“BrightFlixx”), a Luxembourg société anonyme. One agreement relates to the Company (the “BF-CVAT Agreement”), and the other relates to Alchemy Beverages Inc. (the “BF-ABI Agreement”). Together, the agreements are referred to as the “BrightFlixx Agreements.” The BF-CVAT Agreement replaces the Company’s tender offer agreement dated August 14, 2026, with European Guarantee Services S.à r.l. (“EGS”), and the BF-ABI Agreement replaces the tender offer agreement dated August 19, 2026, between EGS and Alchemy.

Under the BF-CVAT Agreement, BrightFlixx intends to commence a cash tender offer to acquire all outstanding shares of the Company’s common stock for an aggregate purchase price of $35 million, less the Company’s outstanding liabilities. The purchase price per share will be determined based on the total number of outstanding shares as of a Record Date, which will be established 45 business days after commencement of the tender offer.

As of the date of this report, the tender offer has not commenced. The offer is initially scheduled to expire 60 business days after commencement, subject to extensions, including an extension to provide shareholders at least 30 business days to evaluate the final offer price. Completion of the transaction is subject to customary closing conditions, including the valid tender of at least 90% of the outstanding shares, CFIUS regulatory approval or a no-further-action determination, and the concurrent consummation of the Alchemy tender offer. The agreement also includes customary representations, warranties, covenants, and termination provisions.

The proposed tender offer remains subject to regulatory review and approval and has not yet been finalized or consummated.

Overview of our Business

Cavitation Technologies, Inc. (referred to herein, unless otherwise indicated, as “the Company,” “CTi,” “we,” “us,” and “our”) is a Nevada corporation originally incorporated under the name BioEnergy, Inc. We are a process and product development firm that has developed, patented, and commercialized environmentally friendly technology-based systems that are designed to serve large, growing, global markets such as renewable fuels, water treatment, wines and spirits enhancement, algae oil extraction, water-oil emulsions and crude oil yield improvement. Our systems are designed to process industrial liquids at a reduced processing time, lower operating cost, improved yield while operating in an environmentally friendly manner. Our patented Nano Reactor® and LPN™ were the critical components of our business and we have generated all of our previous revenue while utilizing these components.

Vegetable Oil Refining

Our first commercial application for our technology has been the CTi Nano Neutralization® System which has been utilized to improve the edible vegetable oil refining process. Our environmentally friendly process has been shown to reduce refining costs, increase oil yield, and limit the number of chemical additives used in chemical refining of vegetable oils. This patented process (US Patent # 7,762,715 and # 8,042,989) is designed to be incorporated into new and existing soybean, rapeseed, canola and palm vegetable oil refineries.

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

On October 1, 2018, Desmet and the Company executed a new three-year License Agreement on essentially the same terms with the January 2016 agreement. As part of the agreement, Desmet provided us, under certain conditions, limited monthly advances of $50,000 through October 1, 2021, to be applied against gross profit share from future sales. The agreement expired in October 2021.

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

In October 2024, we entered into a Patent Assignment and License Back Agreement with Desmet to assign certain patents, intellectual property rights and trademarks related to vegetable oil refining to Desmet. As consideration for the patent assignments, Desmet paid the Company $880,000 in cash. This transaction provided capital for continuous operations and business development of our company. This agreement effectively superseded the February 2024 agreement with Desmet including the termination of the monthly advances of $25,000.

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

As a result of this agreement, the Company expects that Desmet will start to manufacture the Nano Reactors by itself and sale of Nano Reactors to Desmet by the Company will significantly be reduced in future periods. We will continue to own and operate a large portfolio of patents and intellectual property rights in applications not related to vegetable oil refining. The following are Management’s plans going forward to generate revenues and sustain the operations of the Company and its current status:

1.	Water Treatment and Remediation in the Permian Basin
2.	Water Remediation and Disinfection in Agriculture
3.	Business Venture with Alchemy Beverages, Inc.
4.	New Technologies: Hydro-Plasma
5.	Non-thermal plasma (Xyra Corp.)

1. Water Treatment and Remediation in the Permian Basin

Enviro WaterTek, LLC

In April 2019, the Company and Delaware Water Company, LLC (Delaware) formed a limited liability company called Enviro WaterTek LLC (“Enviro”, “EW”). Enviro is owned 50% by the Company and 50% by Delaware, and the Company accounts for its investment in Enviro under the equity method of accounting. From 2019 to 2024, Enviro had insignificant operations. This agreement covers our first commercial entrance into industrial treatment of produced and frac water. The fracking industry has seen significant growth over the past ten years, reaching daily water consumption volume of over 58 million barrels per day. Our newly designed Low Pressure Nano Reactor (LPN™) was specifically developed to be integrated into produced water treatment system along with our proprietary chemical formulations and has depicted measurable and quantifiable advantages over industry standard processes and equipment. Our agreement with EW provides for sales on LPN™ plus recurring revenue stream based on processing of produced and frac water volumes and utilization. Our agreement with EW has a fifteen-year term.

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

In June 2023, the Company determined that investment in EW was impaired, and as a result, the Company recorded an impairment charge of approximately $1.1 million. There were no transactions during fiscal 2026 and 2025, from sale of reactors and usage fee.

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

On June 29, 2018, we sold Cameo to Alchemy Beverages Inc. (“ABI”). In addition, we have agreed to provide certain licensing rights related to our miniature low pressure nano-reactor (MLPN) to be used in developing and manufacturing of small home appliances to enhance alcoholic beverages. In consideration for this, ABI has agreed to issue 19.9% of ABI’s outstanding common shares to us (limited to 20 million shares of ABI). ABI is a private company and in the business of producing and selling alcoholic beverages, equipment, and home appliances. Prior to this agreement, ABI was independent of CTI and had no relation to us nor to our management.

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

ABI is in the process of completing its financial audit, which is estimated to be completed in fiscal 2027, engaging focus groups for Barmuze acceptance, refining marketing and distribution strategies, and securing additional capital for production. The Company also plans on obtaining additional financing in fiscal 2027.

As of September 30, 2026 and the date of this report, ABI has not generated any sales under the Cameo brand. The earliest sales and revenue for Barmuze are anticipated in the first half of 2027. Also, ABI is working on creating its own line of alcoholic beverages and licensing of the technology to other brands. For more information, www.alchemybeveragesinc.com and www.barmuze.com.

During fiscal 2026 and 2025, there were no sales or royalties generated pertaining to our agreement with Alchemy Beverages, Inc. The investment in ABI has no value assigned to it, which approximates its fair value.

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

5. Xyra Corp: Non-Thermal Plasma

In August 2025, we incorporated a wholly owned subsidiary, Xyra Corp., and licensed our technology to Xyra Corp., our wholly owned subsidiary. Xyra is focused on identifying and capitalizing on opportunities in the crypto technologies market. Xyra holds an exclusive license for Cavitation Technologies Inc.’s patented Cavitation Non-Thermal Plasma™ (CNTP) systems, developed initially for immersion cooling in crypto mining and high-density data centers. This technology solves critical pain points such as fluid degradation, contamination, and system downtime in next-generation computing environments. That same technology now underpins Xyra’s infrastructure backbone, giving it a rare dual strength: precision fluid management to keep the physical computing layer efficient and secure, and to deliver AI-driven, quantum-secure remittances and tokenization rails at a global scale.

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

Inflation

Global inflation remains a factor in fiscal 2027 and 2026, with interest rates in the US remaining at higher levels and increasing. The current uncertainty in the global markets around the implementation of trade tariffs by the US government has resulted in market fluctuations. In addition, the impact of tariffs on all imported goods into the U.S. is expected to have a significant inflationary impact on all imports. The Iranian, Russia and Ukraine and other geopolitical conflicts, as well as related international response, have exacerbated inflationary pressures, including causing increases in the price for goods and services and global supply chain disruptions, which have resulted and may continue to result in shortages in food products, materials and services. Such shortages have resulted and may continue to result in inflationary cost increases for labor, fuel, food products, materials and services, and could continue to cause costs to increase as well as result in the scarcity of certain materials. We cannot predict any future trends in the rate of inflation or other negative economic factors or associated increases in our operating costs and how that may impact our business. To the extent we and our customers we service are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our and their business, our revenues and gross profit could decrease, and our financial condition and results of operations could be adversely affected.

Results of Operations for the Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

The following is a comparison of our results of operations for the three months ended September 30, 2026 and 2025.

	For the Three Months Ended
	September 30,
	2026	2025	$ Change	% Change

Revenue	$–	$3,000	$(3,000)	(100.0)%

General and administrative expenses	165,000	245,000	(80,000)	(32.7)%
Research and development expenses	–	7,000	(7,000)	(100.0)%
Total operating expenses	165,000	252,000	(87,000)	(34.5)%
Loss from operations	(165,000)	(249,000)	84,000	(33.7)%
Interest and other expense, net	(40,000)	(9,000)	(31,000)	344.4%
Change in fair value of derivative liability	(3,000)	–	(3,000)	100.0%
Net loss	$(208,000)	$(258,000)	$50,000	(19.4)%

Revenue

The Company generates revenues from the sale of the Nano Reactor® to customers/distributor. Additionally, the Company generates revenues from short-term rental of these Nano Reactors.

Revenue was $0 and $3,000 for the three months ended September 30, 2026 and 2025, respectively, a decrease of $3,000 or 100.0%. Revenue for the prior year represented income received for the rental of a Nano Reactor to one customer.

General and administrative expenses

General and administrative expenses were $165,000 and $245,000 for the three months ended September 30, 2026 and 2025, respectively, a decrease of $80,000 or 32.7%. The decrease is primarily due to the following:

•	Salary expenses decreased by $57,000 due to the termination of employment by one of our employees,
•	Travel expenses decreased by $18,000 primarily due to fewer promotional trips undertaken during the current year,
•	Professional fees decreased by $16,000, primarily due to a decrease in legal related expenses,
•	Consulting fees decreased by $11,000 primarily due to the decrease in consulting fees incurred in Xyra Corporation during the prior year,
•	Rent expense decreased by $1,000 due to an increase in sub-lease income which is offset against rental expense.
•	Stock compensation increased by $22,000 due to a share-based compensation agreement entered into with a consultant during the current year with no similar transaction in the prior period.
•	The aggregate of all other expenses increased by $1,000; the increase in these expenses is individually insignificant.

Research and development expenses

Research and development expenses were $0 and $7,000 for the three months ended September 30, 2026 and 2025, respectively, a decrease of $7,000 or 100.0%. During the prior year, the Company began another R&D project consisting of the design and manufacture of an experimental installation for plasma activation of water by generating a plasma discharge in a water stream. There were no similar expenses during the current period and the research and development expenditure is dependent on progress made on the development.

Interest and other expense, net

Interest and other expense, net was $40,000 and $9,000 for the three months ended September 30, 2026 and 2025, respectively. The increase is primarily related to interest incurred and debt discount amortized on bridge notes, convertible notes and related party notes advanced to the Company during the current and prior year.

Change in fair value of derivative liability

The change in fair value of derivative liability was $3,000 and $0 for the three months ended September 30, 2026 and 2025, respectively. The increase is primarily related to the valuation of the conversion feature on the convertible notes payable issued during the prior year accounted for as derivative liabilities and the subsequent mark-to-market of these derivative liabilities at our reporting period end.

Net loss

Net loss was $208,000 and $258,000 for the three months ended September 30, 2026 and 2025, respectively, a decrease in loss of $50,000. The decrease in net loss is primarily due to the decrease in operating expenses, offset by a decrease in revenue, an increase in interest and other expense, net, and the movement in the fair value of derivative liabilities, as discussed above.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the three months ended September 30, 2026, the Company incurred a loss from operations of $165,000 and used cash in operations of $128,000. In addition, we had a stockholders’ deficit of $739,000 as of September 30, 2026. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2026, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the inability of the Company to continue as a going concern.

As of September 30, 2026, the Company has cash in the amount of $94,000. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan. Currently, management’s plan is to increase revenues by using its Reserved Grant Back License to apply the technology to: (i) water and wastewater processing, recovery, recycling and purification (including oilfield wastewater) and (ii) manufacture, distillation, brewing, enhancements, sale and marketing of alcoholic beverages, together the Licensed Fields. The Company will have a worldwide, exclusive, transferable and royalty-free license and right to design, build, use, export, improve, sell and market Nano Reactor® devices and systems that incorporate or utilize Nano Reactor® devices, in each case within the Licensed Fields, and to continue to use the Nano Reactor® trademark in connection with its business, systems and products within the Licensed Fields. While the Company believes in the viability of its strategy to increase revenues, there can be no assurances to that effect. The Company believes it does not have enough cash to sustain operations through September 2027.

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

Cash Flow

Net cash used in operating activities was $128,000 and $219,000 for the three months ended September 30, 2026 and 2025, respectively. The decrease in cash used in operating activities is primarily due to a reduction in operating expenses and the movement in working capital during the current period.

Net cash provided by financing activities amounted to $205,000 and $0 for the three months ended September 30, 2026 and 2025, respectively. The increase was due to proceeds received from common stock subscriptions and bridge notes payable during the current period.

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

In addition, the Company also recognizes revenues from short-term rental of Nano Reactors. Rental revenue is recognized over the term of the agreement and when collectability is certain.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(a), CTi management must maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Rule 13a-15(b) and (c), management must also evaluate the effectiveness of these disclosure controls and procedures at the end of each fiscal year. As of September 30, 2026, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that these disclosure controls and procedures were not effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the first quarter of fiscal 2027 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between August 2026 and September 2026, we sold 4,666,665 shares of common stock for gross proceeds of $140,000.

During September 2026, we issued 500,000 shares of common stock to a consultant for consulting work rendered. The common stock issued was valued at fair market value on the grant date at $22,000.

During September 2026, a warrant holder exercised warrants on a cashless basis for 3,000,000 shares with an exercise price of $0.017 per share resulting in the issue of 1,933,055 shares of common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits, Financial Statement Schedules.

			Incorporated by Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form	Pd. Ending	Exhibit	Filing Date

3(i)(a)	Articles of Incorporation - original name of Bioenergy, Inc.		SB-2	N/A	3.1	October 19, 2006
3(i)(b)	Articles of Incorporation - Amended and Restated		10-Q	December 31, 2008	3.1	February 17, 2009
3(i)(c)	Articles of Incorporation - Amended and Restated		10-Q	June 30, 2009	3.1	May 14, 2009
3(i)(d)	Articles of Incorporation - Amended; increase in authorized shares		8-K	N/A	N/A	October 29, 2009
3(i)(e)	Articles of Incorporation - Certificate of Amendment; forward split		10-Q	December 31, 2009	3.1	November 16, 2009
10.1	Patent Assignment Agreement between the Company and Roman Gordon dated July 1, 2008		8-K	June 30, 2009	10.1	May 18, 2010
10.2	Patent Assignment Agreement between the Company and Igor Gorodnitsky dated July 1, 2008		8-K	June 30, 2009	10.2	May 18, 2010
10.3	Assignment of Patent Assignment Agreement between the Company and Roman Gordon		8-K	June 30, 2009	10.3	May 18, 2010
10.4	Assignment of Patent Assignment Agreement between the Company and Igor Gorodnitsky		8-K	June 30, 2009	10.4	May 18, 2010
10.5	Employment Agreement between the Company and Roman Gordon dated March 17, 2008		10-K/A	June 30, 2009	10.3	October 20, 2011
10.6	Employment Agreement between the Company and Igor Gorodnitsky dated March 17, 2008		10-K/A	June 30, 2009	10.4	October 20, 2011
10.7	Employment and Confidentiality and Invention Assignment Agreement between the Company and Varvara Grichko dated April 30, 2008		10-Q	December 31, 2010	10.3	February 11, 2011
10.8	Board of Director Agreement - James Fuller		10-Q	December 31, 2011	10.12	October 20, 2011
10.9	Technology and License Agreement with Desmet Ballestra dated 14 May 2012		10-K	June 30, 2012	10.1	October 15, 2012
10.10	Short Term Loan Agreement - CEO		10-K	June 30, 2012	10.11	October 15, 2012

10.11	Loan Agreement - Desmet Ballestra - Oct. 26, 2010
14.1	Code of Business Conduct and Ethics*		10-K	June 30, 2011	14.1	September 28, 2011
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted in Inline XBRL, and included in Exhibit 101)

* In accordance with Regulation S-K 406 of the Securities Act of 1934, we undertake to provide to any person without charge, upon request, a copy of our “Code of Business Conduct and Ethics.” A copy may be requested by sending an email to info@cavitationtechnologies.com.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED

SIGNATURE	TITLE	DATE

/s/ N. Voloshin	President; Member of Board of Directors	October 27, 2026
N. Voloshin	(Principal Executive Officer)

/s/ N. Voloshin	Chief Financial Officer	October 27, 2026
N. Voloshin	(Principal Financial Officer)

